Form 10-Q
period 2009-03-31
AMERICA'S DRIVING RANGES, INC.
filed 2009-05-19
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

       ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ________ TO ________.

COMMISSION FILE NUMBER   333-154912

AMERICA’S DRIVING RANGES, INC.

 (Exact Name of Registrant as Specified in its Charter)

Nevada	26-2797630
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

78365 Highway 111, #287 La Quinta, California	92253
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (760) 360-9547

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b -2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

As of May 15, 2009, there were 40,000,000 outstanding shares of the issuer's Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2009

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$ 109	$ 542

Total assets	$ 109	$ 542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 19,184	$ 16,496
Loan payable, related party	100	100
Loan payable, current	10,000	-

Total current liabilities	29,284	16,596

Loan payable	4,000	4,000
Total liabilities	33,284	20,596

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; authorized 100,000,000 shares;
issued and outstanding: 40,000,000	40,000	40,000
Additional paid-in capital	(40,000)	(40,000)
Accumulated deficit during the development stage	(33,175)	(20,054)

Total stockholders' deficit	(33,175)	(20,054)

Total liabilities and stockholders' deficit	$ 109	$ 542

See accompanying notes to these condensed consolidated financial statements.

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended	From inception
	March 31,	June 9, 2008 to
	2009	March 31, 2009
Revenues	$ -	$ -

General, selling and administrative
expenses	12,873	32,818

Operating loss	(12,873)	(32,818)

Other income (expense):
Interest expense	(248)	(357)
	(248)	(357)

Provision for income tax	-	-

Net Loss	$ (13,121)	$ (33,175)

Net loss per common share - basic and
diluted	$ (0.00)

Weighted average number of common
shares outstanding	40,000,000

See accompanying notes to these condensed consolidated financial statements.

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		From inception
		June 9, 2008 to
	March 31, 2009	March 31, 2009
Operating Activities:
Net Loss	$ (13,121)	$ (33,175)

Adjustments to reconcile net loss to
net cash used by operating activities:

Changes in assets and liabilities:
Accounts payable and accrued expenses	2,688	19,184

Net cash used in operating activities	(10,433)	(13,991)

Cash flows used in Investing Activities	-	-

Financing Activities
Loan payable	10,000	14,000
Loan payable, related party	-	100

Net cash provided by financing activities	10,000	14,100

Net (decrease) increase in cash	(433)	109
Cash, beginning of year	542	-
Cash, end of year	$ 109	$ 109

Cash paid for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Supplemental schedule of non-cash Investing
and Financing Activities:
Common stock issued as Founders' Shares	$ -	$ 40,000

See accompanying notes to these condensed consolidated financial statements.

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Financial Statements of America’s Driving Ranges, Inc. (the "Company") should be read in conjunction with the Company's Prospectus on Form S-1/A Amendment No. 4 for the year ended December 31, 2008. Significant accounting policies disclosed therein have not changed.

America’s Driving Ranges, Inc. was incorporated in the state of Nevada on June 9, 2008 for the purposes of establishing a golf practice facility and driving range.

The Company is considered a development stage company.  The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No.7 (“SFAS”) "According and Reporting by Development-Stage Enterprises." A development-stage enterprise in one in which planned principal operations has not commenced or if its operations have commenced, there has been no significant revenues there from.

The Company's fiscal year end is December 31st.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to America’s Driving Ranges, Inc.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Prospectus on Form S-1/A Amendment No. 4. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenues sufficient to cover its operational costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The Company has started selling stock upon the effectiveness of the Form S-1 Prospectus and the officers and directors have committed to advancing certain operating costs of the Company in order to execute the Company’s business plan.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2. Accrued Expenses

In 2008, the Company incurred legal fees of $10,000 in relation to the S-1 Prospectus filing. Per the terms of the contract, the fees are payable in August 2009 upon the closing of the offering providing that the offering is successful in selling the intended shares. At December 31, 2008, the Company determined that the likelihood of such an event to be probable. However, as of March 31, 2009, we have reevaluated the likelihood of the success of our offering and have determined that, given the current economic conditions, there is a remote possibility that the legal fees will be paid by the Company. Based on our evaluation, we have removed the $10,000 accrual of legal fees from our books and records as of March 31, 2009.

Note 3. Notes Payable

In September 2008, the Company entered into a promissory note for $4,000 due in 2010 which carried 10% interest.

In January 2009, the Company authorized up to $50,000 six month, 10% Series “A” Senior (non-subordinated) Debentures to be issuable. In February 2009, the Company issued a debenture for $10,000 at 10% per annum. The note is due in September 2009.

No assets of the Company have been pledged in association with these notes. Interest is due at the maturity date has been accrued through March 31, 2009 for $357.

Note 4. Common Stock

The Company’s authorized common stock is 100,000,000 common shares with $0.001 par value.

No shares of common stock have been issued in the first quarter of 2009.

As of March 31, 2009, the Company has 40,000,000 shares of common stock issued and outstanding.

Note 5. Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

As of March 31, 2009 the company owed officers $100 which is due on demand.

Note 6. Subsequent Events

As of April 13, 2009, Chris Bellile, an officer and director, resigned from the Company.  Bellile was a 50% shareholder in the Company. Upon her resignation, 99.9% of her shares were acquired equally by two independent parties. The acquirers were elected and appointed as officers and directors of the Company. Effective April 13, 2009 Paul Hait has been appointed as Secretary and a director of the Company and Dennis Cullision has been elected Treasurer and director of the Company.

Paul Hait, Secretary and a Director of the Company since April 13, 2009, is a graduate of Stanford University.  He holds a BS Degree in Mechanical Engineering with a minor in Industrial Design.  In 1960, he won an Olympic Gold Medal in World Record time swimming the 100 Meter Breaststroke Leg in the 4x100 Medley Relay in Rome, Italy. He holds over 50 patents in such diversified fields as Ultra High Vacuum systems and components (Varian Associates, Inc.), a Medical/Dental Chair system (J. W. Cross Co.), Pemmican Beef and Buffalo Jerky ( sold to General Mills in 1978), Action Films hand-held movie viewer (sold to Fisher Price Toy Co.), a Metronomic exercise device, Pyromid Outdoor Cooking Systems (now Ecoprime, LLC), an Emergency Cross Plate Gel Fueled Stove with Flat-Pack pots (owned by Paul Hait Management, LLC ) among others.

Dennis Cullison, Treasurer and a Director of the Company since April 13, 2009, is in the business of importing and breeding high-end horses. He is also Secretary / Chief Financial Officer and Director of Herb-Vita, Inc.  Mr. Cullison is a native Oregonian and graduated in 1978 from Benson Polytechnic High School.  Mr. Cullison attended Portland State University and Portland Community College where he received his Business Degree, Certificate in Computer Programming and Certificate in Graphic Arts.  Mr. Cullison is one of the Founders of US Organic Marketing, LLC. He is active in developing and marketing of products, products sales and Web design to promote and sell their products world-wide.

Neither Mr. Hait nor Mr. Cullison expects to devote their full-time energies to the Company’s business and affairs for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following management’s discussion and analysis ("MD&A") of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. References in this section to "ADR," the "Company," "we," "us," and "our" refer to America’s Driving Ranges, Inc. unless the context indicates otherwise.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

EXECUTIVE SUMMARY AND OVERVIEW

The Company has located a site to lease on a long term basis in the Coachella Valley in North Indio, California to erect a state of the art, high-tech golf practice and teaching facility plus full pro shop. The site is approximately ten acres in size. The facility will feature forty driving range stations having climate compensating misters and heaters, full lighting for night usage, automatic ball spotters, and computer aided video swing analysis.  There will be four practice, regulation holes, plus sand, chipping and putting practice areas.  A full professional and bi-lingual staff will be on hand to offer both English and Spanish instruction service to customers of all ages.  The lease agreement has been fully negotiated and will be documented when the Company is able to financially make the lease payments.

The Coachella Valley is one of the prime golf areas in the world.  There are over one hundred golf courses and four independent practice facilities in the market.  The population of this market is now in excess of 250,000 people, growing rapidly, and seasonal visitors number over two million people per year.  The golf courses have limited practice facilities which are generally for warm-up prior to regular play.  Of the four competitive sites, only two have lighting, and none offer the array of technically based services the Company will offer.

DEVELOPMENT OF OUR BUSINESS

The key to the profitability of practice facilities is the driving range itself.  This is due to selling the same product over and over again for the same price.  Golf balls sold to customers to hit remain the property of the Company.  A practice range golf ball will cost the Company an average of $0.25 and will withstand in excess of two hundred hits according to Golf Range Times Magazine.  At $0.05 per hit, gross proceeds per ball can exceed $10.00 for a $.0.25 investment. According to Golf Range Times Magazine (www.golfrangetimes.com), automatic ball spotters (automated teeing devices), which the Company will install, have proven to increase the number of players by 10% and the number of balls hit in a given practice period by 37%.  None of the competing facilities have offered this feature, nor do they offer bi-lingual teaching and service personnel to appeal to the broad spectrum of the market.

We intend to promote the driving range by the use of brochures and media advertising and direct calls to key resort facilities nearby.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Liquidity and Capital Resources - Plan of Operation for the Next Twelve Months

Cash Flows and Capital Resources

America’s Driving Ranges, Inc. presently has limited cash with which to satisfy any future cash requirements.  America’s Driving Ranges, Inc. will need a minimum of $100,000 to execute its business plan and to satisfy its cash requirements for the next twelve months.  In order to raise this minimum amount of capital, America’s Driving Ranges, Inc. depends on the success of the S-1 Prospectus in selling at least 10% of the shares offered. If we are not successful in raising and selling at least 10% of the shares, we will have to seek a private placement of our stock or borrow from our principal officers.  We have not engaged in any private placements of our common stock to date.

America’s Driving Ranges, Inc. does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. America’s Driving Ranges, Inc. does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees, with the exception of the fact that it intends to hire employees. America’s Driving Ranges, Inc. has no current material commitments and has generated no revenue since its inception.  We conservatively expect to attract one hundred customers a day.  These customers will hit a minimum of one hundred balls at a cost of $0.05 per ball producing $500 per day in revenue.  That represents $15,000 per month or 33% more than required to pay our minimum overhead cost.

Results of Operations for the three months ended March 31, 2009

America’s Driving Ranges, Inc. was incorporated on June 9, 2008, and as such has no meaningful results of operations for the three months ended March 31, 2009. Expenses of $12,873 incurred by the Company for the three months ending March 31, 2009 were primarily for professional services performed as a result of the filing of our Form S-1 Prospectus.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of March 31, 2009, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's quarterly report on internal control over financial reporting

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

(1) Committees and financial reviews.

The board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as we increase our revenues, of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditor's participation in the financial reporting process.

Until such time as an audit committee has been established, the board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors with respect to the matters required to be discussed by the Statement On Auditing Standards No. 61, "Communications with Audit Committees", as may be modified or supplemented.

ITEM 6 - EXHIBITS

(a) The following exhibits are filed with this report.

     31.1      Rule 13a-14(a)/15d-14(a) Certifications.

     32.1      Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICA’S DRIVING RANGES, INC

 (Registrant)

 Dated May 15, 2009

 By: /s/ John Birchard

John Birchard,

President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Birchard, PGA

John Birchard, PGA

 President/CEO/Director

May 15, 2009

By: /s/ Paul Hait

Paul Hait

Secretary and Director

May 15, 2009

By: /s/ Dennis Cullison

Dennis Cullison

Treasurer and Director

May 15, 2009