Form 10-Q/A
period 2009-03-31
AMERICA'S DRIVING RANGES, INC.
filed 2009-08-06
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Registrant’s telephone number, including area code : (760) 360-9547

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

Yes   ☒    No ☐

As of May 15, 2009, there were 40,000,000 outstanding shares of the issuer's Common Stock, $0.001 par value.

Explanatory note

We are filing this amended Form 10-Q for the sole and express purpose of marking “Yes” to the following statement on our front over.  No additional information has been amended in this filing.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☒   No ☐

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

 Dated   August 6, 2009

 By: /s/ John Birchard

John Birchard,

President/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Birchard, PGA

John Birchard, PGA

 President/CEO/Director

August 6, 2009

By: /s/ Paul Hait

Paul Hait

Secretary and Director

August 6, 2009

By: /s/ Dennis Cullison

Dennis Cullison

Treasurer and Director

August 6, 2009