Form 10-Q
period 2009-06-30
AMERICA'S DRIVING RANGES, INC.
filed 2009-08-14
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes   ☒ No ☐

As of August 14, 2009, there were 5,390,500 outstanding shares of the issuer's Common Stock, $0.001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2009

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 34,978	$ 542
Notes receivable, related party including interest of $85	14,585	-
Note receivable including interest of $62	15,783	-
Prepaids	3,325	-
Inventory	2,340	-
Total assets	$ 71,011	$ 542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 34,928	$ 16,496
Loans payable, related party	-	100
Loans payable, current	100	-
Total current liabilities	35,028	16,596

Loans payable, long term	2,000	4,000
Total liabilities	37,028	20,596

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; authorized 100,000,000 shares;
issued and outstanding: 7,326,000 and 40,000,000
as of June 30, 2009 and December 31, 2008	7,326	40,000
Additional paid-in capital	100,794	(40,000)
Subscription receivable	(4,500)	-
Accumulated deficit during the development stage	(69,637)	(20,054)

Total stockholders' deficit	33,983	(20,054)

Total liabilities and stockholders' deficit	$ 71,011	$ 542

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months	From inception	Six months	From inception	From inception
	Ended	June 9, 2008 to	Ended	June 9, 2008 to	June 9, 2008 to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenues	$ -	$ -	$ -	$ -	$ -

General, selling and administrative
expenses	36,379	13	49,252	13	69,197

Operating loss	(36,379)	(13)	(49,252)	(13)	(69,197)

Other income (expense):
Interest income	147	-	147	-	147
Interest expense	(230)	-	(478)	-	(587)
	(83)	-	(331)	-	(440)
Net Loss	$ (36,462)	$ (13)	$ (49,583)	$ (13)	$ (69,637)

Net loss per common share - basic and
diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common
shares outstanding	39,803,022	40,000,000	40,121,961	40,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICA’S DRIVING RANGES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months	From inception	From inception
	Ended	June 9, 2008 to	June 9, 2008 to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash Flows from Operating Activities:
Net Loss	$ (49,583)	$ (13)	$ (69,637)
Common stock issued as gift	520	-	520
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease notes receivable,
related party, including interest	(14,585)	-	(14,585)
(Increase) decrease note receivable, including interest	(15,783)	-	(15,783)
(Increase) decrease prepaids	(3,325)	-	(3,325)
(Increase) decrease inventory	(2,340)	-	(2,340)
Increase (decrease) accounts payable
and accrued expenses	18,432	-	34,928
Net cash used in operating activities	(66,664)	(13)	(70,222)

Cash flows used in Investing Activities:	-	-	-

Cash flows from Financing Activities:
Proceeds from loan payable	10,000	-	14,000
Payment of loan payable	(12,000)	-	(12,000)
Loan payable, related party	-	100	100
Common stock issued for cash	103,100	-	103,100
Net cash provided by financing activities	101,100	100	105,200

Net increase in cash	34,436	87	34,978
Cash, beginning of year	542	-	-
Cash, end of year	$ 34,978	$ 87	$ 34,978

Cash paid for:
Interest	$ 163	$ -	$ 163
Income Taxes	$ -	$ -	$ -

Supplemental schedule of non-cash Investing
and Financing Activities:
Loan payable, related party reclassified as
loan payable	$ 100	$ -	$ 100
Common stock issued as Founders' shares	$ -	$ -	$ 40,000
Founders’ shares returned to treasury	$ (34,270)	$ -	$ (34,270)
Common stock issued as gifts	$ 4,020	$ -	$ 4,020
Gifted common stock returned to treasury	$ (3,500)	$ -	$ (3,500)
Subscription receivable	$ (4,500)	$ -	$ (4,500)

The accompanying notes are an integral part of these consolidated financial statements.

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2008 Prospectus on Form S-1/A Amendment No. 4. Operating results for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2010. This will not have an impact on the consolidated results of the Company.

Note 2. Notes Receivable

During the six months ended June 30, 2009, the Company made payments of $5,721 on behalf of a non-related company. Based upon a verbal agreement, we have accounted for these payments as a non-interest bearing note receivable due upon demand.

In May 2009, we issued a note receivable to an unrelated third party for $10,000. This note is payable November 15, 2009 and bears a 5% interest per annum. As of June 30, 2009, we have recognized interest receivable of $62.

As of June 30, 2009, our notes receivable are deemed to be collectible in full.

Note 3. Related Party Notes Receivable

In May 2009, the Company loaned its Secretary $12,000. This note is payable November 15, 2009 and bears a 5% interest per annum.

In June 2009, the Company loaned its Secretary $2,500. This note is payable December 1, 2009 and bears a 5% interest per annum.

As of June 30, 2009, we have recognized interest receivable for both of these notes of $85. These notes are deemed to be collectible in full.

Note 4. Accrued Expenses

In 2008, the Company incurred legal fees of $10,000 in relation to the S-1 Prospectus filing. Per the terms of the contract, the fees are payable in August 2009 upon the closing of the offering providing that the offering is successful in selling the intended shares. At December 31, 2008, the Company determined that the likelihood of such an event to be probable. However, as of March 31, 2009, we reevaluated the likelihood of the success of our offering and have determined that, given the current economic conditions, there is a remote possibility that the legal fees will be paid by the Company. Based on our evaluation, we removed the $10,000 accrual of legal fees from our books and records as of March 31, 2009.

As of June 30, 2009, we have deemed the offering of our S-1 Prospectus filing successful and have accrued $10,000 legal fees in accordance with the original contract. As of the time of this filing, the payment has been made in full.

Note 5. Loans Payable

In September 2008, the Company entered into a promissory note for $4,000 due in 2010 which carries 10% interest.  In April 2009, we made a principal payment of $2,000. As of June 30, 2009, we owe a principal balance of $2,000 and have recorded accrued interest of $276.

In January 2009, the Company authorized up to $50,000 six month, 10% Series “A” Senior (non-subordinated) Debentures to be issuable.

In February 2009, the Company issued a debenture for $10,000 at 10% per annum. This debenture and $310 in interest was paid in full in June 2009.

As of March 31, 2009 the company owed an officer $100 which is due on demand. In April 2009, the officer resigned from the Company. As of June 30, 2009, this loan has been reclassified as loans payable and remains unpaid.

No assets of the Company have been pledged in association with these notes.

Note 6. Common Stock

The Company’s authorized common stock is 100,000,000 common shares with $0.001 par value.

No shares of common stock were issued in the first quarter of 2009.

During the second quarter of 2009, 1,076,000 shares of $0.001 par value common stock have been issued in conjunction with our S-1 filing for $0.10 per share. The Company received $103,100 for these subscriptions and has recognized $4,500 as subscription receivable at June 30, 2009. As of the time of this filing, the subscription receivable payment has been received.

During the second quarter of 2009, 34,270,000 shares of common stock were returned to the treasury by the officers and directors of the Company. These shares were originally issued as founders’ shares at the time of incorporation.

During the second quarter of 2009, the Company issued 520,000 shares of common stock to individuals. These shares were valued at $0.001 per share and have been recognized as gift expense of $520.

As of June 30, 2009, the Company has 7,326,000 shares of common stock issued and outstanding.

Note 7. Related Party Transactions

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

As of April 13, 2009, Chris Bellile, an officer and director, resigned from the Company.  Bellile was a 50% shareholder in the Company. Upon her resignation, 99.9% of her shares were acquired equally by two independent parties. The acquirers were elected and appointed as officers and directors of the Company. Effective April 13, 2009 Paul Hait has been appointed as Secretary and a director of the Company and Dennis Cullison has been elected Treasurer and director of the Company.

Neither Mr. Hait nor Mr. Cullison expects to devote their full-time energies to the Company’s business and affairs for the foreseeable future.

Note 8. Subsequent Events

On July 2, 2009, the Company issued 6,500 shares of common stock in relation to our S-1 filing for $650, or $0.10 per share.

On July 6, 2009, the Company issued 38,000 shares of common stock in relation to our S-1 filing for $3,800, or $0.10 per share.

In July 2009, 1,980,000 shares of common stock were returned to the treasury by officers and directors of the Company.

On July 2, 2009, the Company loaned its Secretary $2,000 payable on January 2, 2010 with 5% interest per annum.

On July 15, 2009, the Company loaned an unrelated third party $15,000 payable on January 15, 2010 with 5% interest per annum.

On July 28, 2009, the Company issued a debenture for $5,000 at 10% per annum. This debenture will be redeemed by the Company on the first day of the seventh month from the date of issuance.

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

EXECUTIVE SUMMARY AND OVERVIEW

The Company has located a site to lease on a long term basis in the Coachella Valley in North Indio, California to erect a state of the art, high-tech golf practice and teaching facility plus full pro shop. The site is approximately ten acres in size. The facility will feature forty driving range stations having climate compensating misters and heaters, full lighting for night usage, automatic ball spotters, and computer aided video swing analysis.  There will be four practice, regulation holes, plus sand, chipping and putting practice areas.  A full professional and bi-lingual staff will be on hand to offer both English and Spanish instruction service to customers of all ages.  The lease agreement has been fully negotiated and will be documented when the Company is able to financially make the lease payments. The lease has not been executed as of June 30, 2009.

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

Plan of Operation for the Next Twelve Months

Liquidity

We plan to focus on the development of our driving range during the next twelve months.

	June 30, 2009	December 31, 2008	$ Change	% Change
Cash	$ 34,978	$ 542	$ 34,436	6,353%
Total current liabilities	$ 35,028	$ 16,596	$ 18,432	111%
Cash proceeds from the sale of common stock	$ 103,700	$ -	$ 103,700	100%

We have financed our operations during the year through the use of cash on hand and the aging of our payables.

Cash on hand increased $34,436, as of June 30, 2009 compared to December 31, 2008. This increase is a result of the success of our S-1 offering in the second quarter of 2009.

As of June 30, 2009, we had total current liabilities of $35,028 compared to $16,596 as of December 31, 2008.  The increase in total current liabilities is primarily a result of professional fees incurred that remain unpaid. The success of our S-1 Prospectus during the second quarter of 2009 allows us to begin making payments to our vendors in the third quarter of 2009.

For the remainder of the year ending 2009, we anticipate to incur normal reoccurring expenses of approximately $30,000 as a result of professional fees required for the compliance of our financial reporting. Additionally, business expenses will increase as we further pursue the development of our driving range.

Cash Flows and Capital Resources

America’s Driving Ranges, Inc. presently has limited cash with which to satisfy any future cash requirements.  America’s Driving Ranges, Inc. will need a minimum of $100,000 to execute its business plan and to satisfy its cash requirements for the next twelve months.  In order to raise this minimum amount of capital, America’s Driving Ranges, Inc. depends on the success of the S-1 Prospectus in selling at least 10% of the shares offered. The offering of our S-1 Prospectus closed on July 6, 2009 at which time we were successful in selling 11% of the shares offered. As of the time of this filing, we raised $112,050.

America’s Driving Ranges, Inc. does not anticipate any research and development of any products, nor does it expect to incur any research and development costs. America’s Driving Ranges, Inc. does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees, with the exception of the fact that it intends to hire employees. America’s Driving Ranges, Inc. has no current material commitments and has generated no revenue since its inception.  We conservatively expect to attract one hundred customers a day.  These customers will hit a minimum of one hundred balls at a cost of $0.05 per ball producing $500 per day in revenue.  That represents $15,000 per month or 33% more than required to pay our minimum overhead cost.

Results of Operations for the three months ended June 30, 2009

America’s Driving Ranges, Inc. was incorporated on June 9, 2008, and as such has no meaningful results of operations for the three months ended June 30, 2008.

During the three months ended June 30, 2009, we recognized expenses of $36,379.  Professional and legal fees of approximately $31,500 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business.

Results of Operations for the six months ended June 30, 2009

America’s Driving Ranges, Inc. was incorporated on June 9, 2008, and as such has no meaningful results of operations for the six months ended June 30, 2008.

During the six months ended June 30, 2009, we recognized expenses of $49,252. Professional and legal fees of approximately $44,400 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business.

Commitment and Contingencies

None.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

Based on the management's evaluation (with the participation of our President and Principal Financial Officer), our President and Principal Financial Officer has concluded that as of June 30, 2009, our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

AMERICA’S DRIVING RANGES, INC.

(Registrant)

Dated August 14, 2009

 By: /s/ John Birchard

 John Birchard,

President/Director

(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John Birchard, PGA

 John Birchard, PGA

 President/CEO/Director

(Principal Financial Officer)

August 14, 2009

By: /s/ Paul Hait

Paul Hait

 Secretary and Director

August 14, 2009

By: /s/ Dennis Cullison

Dennis Cullison

Treasurer and Director

 August 14, 2009