Form 10-Q
period 2009-09-30
U.S. Natural Nutrients & Minerals, Inc.
filed 2009-11-16
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2009

Commission File Number: 333-154912

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

78365 Highway 111, #287 La Quinta, California	92253
(Address of principal executive offices)	(Zip code)

 (760) 360-9547

(Registrant’s telephone number, including area code)

America’s Driving Ranges, Inc.

(Former name, former address, or former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes  ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 5,525,500 shares of common stock outstanding as of November 13, 2009.

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. NATURAL NUTRIENTS & MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 18,874	$ 542
Note receivable including interest of $188	16,109	-
Prepaids	750	-
Inventory	1,909	-
Total current assets	37,642	542

Notes receivable, related party including interest of $391	25,891	-

Total assets	$ 63,533	$ 542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 53,349	$ 16,496
Loans payable, related party	-	100
Loan payable, current	100	-
10% Series A Senior (non-subordinated) debentures, net of $2,215 debt premium	52,785	-
Total current liabilities	106,234	16,596

Loans payable, long term	-	4,000
Total liabilities	106,234	20,596

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares;
issued and outstanding: none
as of September 30, 2009 and December 31, 2008, respectively	-	-
Common stock: $0.001 par value; authorized 300,000,000 shares;
issued and outstanding: 5,525,500 and 4,270,000
as of September 30, 2009 and December 31, 2008, respectively	5,526	4,270
Additional paid-in capital	110,930	-
Accumulated deficit during the development stage	(159,157)	(24,324)
Total stockholders' deficit	(42,702)	(20,054)

Total liabilities and stockholders' deficit	$ 63,533	$ 542

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS & MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended	From inception June 9, 2008 to	From inception
	September 30,	September 30,	September 30,	September 30,	June 9, 2008 to
	2009	2008	2009	2008	September 30, 2009

Revenues	$ -	$ -	$ -	$ -	$ -

General, selling and administrative expenses	85,140	10,783	133,872	10,796	158,087

Operating loss	(85,140)	(10,783)	(133,872)	(10,796)	(158,087)

Other income (expense):
Interest income	432	-	579	-	579
Interest expense	(1,062)	(9)	(1,540)	(9)	(1,649)
	(630)	(9)	(961)	(9)	(1,070)
Net Loss	$ (85,770)	$ (10,792)	$ (134,833)	$ (10,805)	$ (159,157)

Net loss per common share
- basic and diluted	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average number of common
shares outstanding	5,417,065	4,270,000	4,737,418	4,270,000

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS & MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOW

(UNAUDITED)

	Nine months	From inception
	ended	June 9, 2008 to	From inception
	September 30,	September 30,	June 9, 2008 to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net Loss	$ (134,833)	$ (10,805)	$ (159,157)
Stock for services	135	-	4,405
Accretion of debt premium	535	-	535
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease notes receivable	(25,891)	-	(25,891)
(Increase) decrease note receivable	(16,109)	-	(16,109)
(Increase) decrease prepaids	(750)	-	(750)
(Increase) decrease inventory	(1,909)	-	(1,909)
Increase (decrease) accounts payable and accrued expenses	34,854	-	51,350

Net cash used in operating activities	(143,968)	(10,805)	(147,526)

Cash flows used in Investing Activities:	-	-	-

Cash flows from Financing Activities:
Proceeds from Series A Debentures	62,250	-	66,250
Payment of loan payable and debentures	(12,000)	-	(12,000)
Loan payable, related party	-	100	100
Common stock issued for cash	112,050	-	112,050

Net cash provided by financing activities	162,300	100	166,400

Net increase in cash	18,332	(10,705)	18,874
Cash, beginning of year	542	-	-
Cash, end of year	$ 18,874	$ (10,705)	$ 18,874
Cash paid for:
Interest	$ 163	$ -	$ 163
Income Taxes	$ -	$ -	$ -

Supplemental schedule of non-cash Investing and Financing Activities
Loan payable, related party reclassified as loan payable	$ 100	$ -	$ 100
Loan reclassified to accounts payable	$ 2,000	$ -	$ 2,000

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Financial Statements of U.S. Natural Nutrients and Minerals, Inc. (formerly known as America’s Driving Ranges, Inc.) (the "Company") should be read in conjunction with the Company's re-audited financial statements for the year ended December 31, 2008 incorporated in the Company’s Form 8-K Report filed concurrently herewith which incorporates those matters disclosed in Note 2, below.. Significant accounting policies disclosed therein have not changed.

U.S. Natural Nutrients and Minerals, Inc. was incorporated in the state of Nevada on June 9, 2008 for the purposes of establishing a golf practice facility and driving range.  On October 23, 2009, the Company changed its name to U.S. Natural Nutrients and Minerals, Inc. and determined to change its business plan in order to primarily focus on the mining of certain mining claims, which contain natural mineral deposits commonly known as Calcium Montmorillonite.

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

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U.S. Natural Nutrients and Minerals, Inc.

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the Company's re-audited financial statements for the year ended December 31, 2008 incorporated in the Company’s Form 8-K Report filed concurrently herewith which incorporates those matters disclosed in Note 2, below.  Operating results for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated no revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $134,833 for the nines months ended September 30, 2009, and a working capital deficiency of $68,592 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The Company started selling stock upon the filing of its Prospectus with the U.S. Securities and Exchange Commission on April 10, 2009 and the officers and directors have advanced certain operating costs of the Company to facilitate the Company’s new business plan.  There are no guarantees that such persons will continue advancing funds to the Company or the amount which may be so advanced..

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance for “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures to be in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for the “Recognition and Presentation of Other-Than-Temporary Impairments” in order to make existing guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In April 2009, the FASB issued authoritative guidance for “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This guidance provides additional direction for estimating fair value in accordance with established guidance for “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes direction on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009 and it did not have a material impact on the financial statements.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance applies to both interim financial statements and annual financial statements and is effective for interim or annual financial periods ending after June 15, 2009. This guidance does not have a material impact on our financial statements.

Issued

In June 2009, the FASB issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2010 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt this guidance in fiscal 2010. The Company does not expect that the adoption will have a material impact on the consolidated financial statements.

Note 2. Notes Receivable

During the nine months ended September 30, 2009, the Company made payments of $5,721 on behalf of a non-related company. Based upon a verbal agreement, we have accounted for these payments as a non-interest bearing note receivable due upon demand.

In May 2009, we issued a note receivable to an unrelated third party for $10,000. This note is payable November 15, 2009 and bears a 5% interest per annum. As of September 30, 2009, we have recognized interest receivable of $188.

As of September 30, 2009, our notes receivable are deemed to be collectible in full.

Note 3. Notes Receivable - Related Party

In May 2009, the Company loaned its Secretary $12,000. This note is payable November 15, 2009 and bears a 5% interest per annum.

In June 2009, the Company loaned its Secretary $2,500. This note is payable December 1, 2009 and bears a 5% interest per annum.

In July 2009, the Company loaned its Secretary $2,000.  This note is payable January 2, 2010 and bears a 5% interest per annum.

In August 2009, the Company loaned its Secretary $9,000.  This note is payable February 21, 2010 and bears a 10% interest per annum.

Effective September 30, 2009, the Company modified all of the above note agreements to extend the maturity date to October 1, 2010.  As of September 30, 2009, we have recognized interest receivable for these notes of $391. These notes are deemed to be collectible in full.

Note 4. Loans and Debentures Payable

In September 2008, the Company entered into a promissory note for $4,000 due in 2010 which carries 10% interest.  In April 2009, we made a principal payment of $2,000. As of September 30, 2009, the remaining $2,000 was reclassified into accounts payable with the vendor account and interest stopped.

In January 2009, as amended in September 2009, the Company authorized up to $100,000 six month, 10% Series “A” Senior (non-subordinated) Debentures to be issuable.

In February 2009, the Company issued a debenture for $10,000 at 10% per annum. This debenture and $310 in interest was paid in full in June 2009.

As of March 31, 2009 the company owed an officer $100 which is due on demand. In April 2009, the officer resigned from the Company. As of June 30, 2009, this loan has been reclassified as loans payable and remains unpaid.

From July 2009 – September 2009, the Company issued 11 10% Series “A” Senior (non-subordinated) Debentures for $4,750 each.  Each mature within in six months of issue.  As of September 2009 we have accreted $535 of debt premium and recognized $527 in accrued interest.

No assets of the Company have been pledged in association with these notes.

Note 5. Common Stock

The Company’s authorized preferred stock is 50,000,000 with a $0.001 par value and common stock is 300,000,000 common shares with $0.001 par value.

No shares of common stock were issued in the first quarter of 2009.

During the second quarter of 2009, 1,076,000 shares of $0.001 par value common stock were issued in conjunction with our S-1 filing for $0.10 per share. The Company received $103,100 for these stock issuances.

During the third quarter of 2009, 44,500 shares of $0.001 par value common stock were issued in conjunction with our S-1 filing for $0.10 per share. The Company received $9,400 for these stock issuances.

During the third quarter 2009, 135,000 shares were issued for services valued at $0.001 for $135.

As of September 30, 2009, the Company has 5,525,500 shares of common stock issued and outstanding.

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

Note 8. Subsequent Events

On October 23, 2009, the Company’s shareholders approved amendments to the Articles of Incorporation of the Company to:

1)

 Change the name of the corporation from U.S. Natural Nutrients and Minerals, Inc. to U.S. Natural Nutrients and Minerals, Inc.; and

2)

 Increase the Company’s authorized capital from 100,000,000 authorized shares comprising 100,000,000 shares of common stock with a par value of $0.001 per share to 350,000,000 authorized shares comprising 300,000,000 authorized shares of common stock with a par value of $0.001 per share and 50,000,000 authorized shares of preferred stock with a par value of $0.001 per share.   The amendment further provides that the preferred stock may be issued in one or more series, which may be designated from time to time by the Company’s Board of Directors

Thereafter, the Company caused an Amendment to the Company’s Articles of Incorporation to be filed with the Secretary of State of the State of Nevada, upon which filing the aforementioned amendments became immediately effective.

Also on October 23, 2009, the shareholders of the Company re-elected our four directors (James Harrison, John Birchard, Paul Hait and Dennis Cullison) to additional one-year terms through the 2010 Annual Meeting of Shareholders or until their successors have been duly elected and qualified.

Due to difficult economic conditions, the Company determined that it was not feasible to carry out its original business plan, and on October 23, 2009, the Company determined to change its business plan in order to primarily focus on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company has recently commenced its mining activities be entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Simultaneously, the Company entered into an agreement to physically mine the M Strata claims with JNH Mining, Inc.  These contracts are more particularly described in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on October 29, 2009 and incorporated herein by this reference.  A more detailed description of the Company’s new business plan is included in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission concurrently herewith and incorporated herein by this reference.  As a result of the Company’s change of its business plan and commencement of mining and distribution activities, the Company believes that, effective the date of the adoption of this new business plan, it is no longer a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

The Company was originally organized on June 9, 2008 to develop a high-tech driving range in the Coachella Valley of California and to eventually develop or license other sites with a unique combination of facilities and services.   Due to difficult economic conditions, the Company determined that it was not feasible to carry out its original business plan, and on October 23, 2009, the Company determined to change its business plan in order to primarily focus on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company has recently commenced its mining activities be entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Simultaneously, the Company entered into an agreement to physically mine the M Strata claims with JNH Mining, Inc.

The development of these activities will require that the Company raise significant additional capital.  As a first step in that process, the Company plans to seek to raise up to $1,000,000 through a private placement of the Company’s securities.  There is no guarantee that this placement will be successful, or if successful, it will raise the desired amount or be on terms and conditions which are beneficial to the Company.

Plan of Operation

The Company contemplates marketing and selling the product extracted in the mining process under the name “Excelerite ®”.  Engineers employed by the Company estimate that the claims, which are the subject of the M Strata Agreement may contain one hundred million tons of Calcium Montmorillonite material.  The Company believes that Excelerite ® may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite ® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite ® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite ® grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite ® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. Micro “Nutrilite", a supplement form of Excelerite ®, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company intends to market the product through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  Two of the Company’s directors, Paul Hait and Dennis Cullison, have been marketing the product to agricultural customers in Oregon.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Nutrilite”.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the 3-month ended September 30, 2009 and September 30, 2008.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

3-MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO 3-MONTHS ENDED SEPTEMBER 30, 2008.

	September 30,	September 30,
Results of Operations	2009	2008	$ Change	% Change
Revenue	$ -	$ -	$ -	0%
General and administrative expenses	85,140	10,796	74,344	689%
Operating loss	$ (85,140)	$ (10,796)	$ (74,344)	689%

During the three months ended September 30, 2009, we recognized expenses of $85,140 an increase of 689% from the three months ended September 30, 2008.  Our September 30, 2008 results reflect the beginning 21 days our company and the jump in expenses is a direct result of becoming a public company.  Professional and legal fees of approximately $63,000 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus in October 2009.

9-MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO 9-MONTHS ENDED SEPTEMBER 30, 2008.

	September 30,	September 30,
Results of Operations	2009	2008	$ Change	% Change
Revenue	$ -	$ -	$ -	0%
General and administrative expenses	133,871	10,796	123,075	1,140%
Operating loss	$ (133,871)	$ (10,796)	$ (123,075)	1,140%

During the nine months ended September 30, 2009, we recognized expenses of $133,871 an increase of 1,140% from the nine months ended September 30, 2008.  Our September 30, 2008 results reflect the beginning 21 days our company and the jump in expenses is a direct result of becoming a public company.  Professional and legal fees of approximately $108,000 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus in October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2009	2008	$ Change	% Change
Cash	$ 18,874	$ 542	$ 18,332	3,382%
Accounts payable and accrued expenses	$ 53,349	$ 16,496	$ 36,853	223%
Total current liabilities	$ 106,234	$ 16,596	$ 89,638	540%
Cash proceeds from the sale of common stock	$ 112,050	$ -	$ 112,050	100%

As of September 30, 2009, cash and cash equivalents totaled $18,874.  This cash position was the result of a result of net cash provided by financing activities in the amount of $162,300, offsetting by net cash used in operating activities in the amount of $143,968.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  While we are presently considering a limited private offering of our securities, we do not have immediate plans to have a public offering of our common stock and there is no guarantee that any such offering would be successful or be completed on terms which are beneficial to the Company.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Stock Based Compensation

Transactions in which the Company exchanges its equity instruments for goods or services is accounted for using authoritative guidance for stock based compensation. This guidance also addresses transactions in which the Company incurs liabilities in exchange for goods or services that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of those equity instruments.

If the Company issues stock for services which are performed over a period of time, the Company capitalizes the value paid in the equity section of the Company’s financial statements as it’s a non-cash equity transaction. The Company accretes the expense to stock based compensation expense on a monthly basis for services rendered within the period.

We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated no revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $134,833 for the nines months ended September 30, 2009, and a working capital deficiency of $68,592 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not bet effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the Public Company Accounting Oversight Board was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully-functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.     RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K or the Company’s Registration Statement on Form S-1, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

From July 2009 – September 2009, the Company issued 11 10% Series “A” Senior  (non-subordinated) Debentures for $4,750 each.  Each mature within in six months of issue.  As of September 2009 we have accreted $535 of debt premium and recognized $527 in accrued interest.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 23, 2009, the Company’s shareholders approved amendments to the Articles of Incorporation of the Company to:

1)

 Change the name of the corporation from U.S. Natural Nutrients and Minerals, Inc. to U.S. Natural Nutrients and Minerals, Inc.; and

2)

 Increase the Company’s authorized capital from 100,000,000 authorized shares comprising 100,000,000 shares of common stock with a par value of $0.001 per share to 350,000,000 authorized shares comprising 300,000,000 authorized shares of common stock with a par value of $0.001 per share and 50,000,000 authorized shares of preferred stock with a par value of $0.001 per share.   The amendment further provides that the preferred stock may be issued in one or more series, which may be designated from time to time by the Company’s Board of Directors

Thereafter, the Company caused an Amendment to the Company’s Articles of Incorporation to be filed with the Secretary of State of the State of Nevada, upon which filing the aforementioned amendments became immediately effective.

Also on October 23, 2009, the shareholders of the Company re-elected our four directors (James Harrison, John Birchard, Paul Hait and Dennis Cullison) to additional one-year terms through the 2010 Annual Meeting of Shareholders or until their successors have been duly elected and qualified.

ITEM 5.     OTHER INFORMATION

The Company was originally organized on June 9, 2008 to develop a high-tech driving range in the Coachella Valley of California and to eventually develop or license other sites with a unique combination of facilities and services.   Due to difficult economic conditions, the Company determined that it was not feasible to carry out its original business plan, and on October 23, 2009, the Company determined to change its business plan in order to primarily focus on sales and distribution of certain products derived from the Company’s mining activities relating to  natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company has recently commenced its mining activities be entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Simultaneously, the Company entered into an agreement to physically mine the M Strata claims with JNH Mining, Inc.  These contracts are more particularly described in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on October 29, 2009 and incorporated herein by this reference.  A more detailed description of the Company’s new business plan is included in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission concurrently herewith and incorporated herein by this reference.  As a result of the Company’s change of its business plan and commencement of mining and distribution activities, the Company believes that, effective the date of the adoption of this new business plan, it is no longer a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Please refer to the Company’s Form 8-K Report filed with the U.S. Securities and Exchange Commission concurrent herewith.

ITEM 6.     EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

U.S. NATURAL NUTRIENTS AND

MINERALS, INC.

Dated:

November 13, 2009

/s/ James Harrison

By:_________________________

James Harrison

Chief Executive Officer and Director

Dated:

November 13, 2009

/s/ Dennis Cullison

By:_________________________

Dennis Cullison

Principle Financial Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.