Form 10-K
period 2009-12-31
U.S. Natural Nutrients & Minerals, Inc.
filed 2010-03-31
CIK 1445815

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-154912

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as America’s Driving Ranges, Inc.)

(Exact name of small Business Issuer as specified in its charter)

Nevada	26-2797630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

375 N. Stephanie St., Bldg. 2, Ste. 211
Henderson, NV	89014
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (702) 888-1450, ext 281

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

State issuer's revenues for its most recent fiscal year: $0.00

As of March 23, 2010, the aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the most recent quote on the OTCBB of $0.05 per share is $145,508.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,262,835 shares of common stock par value $0.001 as of March 23, 2010.

TABLE OF CONTENTS

.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of U. S. Natural Nutrients & Minerals, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.

BUSINESS.

Overview

U.S. Natural Nutrients and Minerals, Inc. (the “Company”), formerly known as America’s Driving Ranges, Inc. was originally organized on June 9, 2008 to develop a high-tech driving range in the Coachella Valley of California and to eventually develop or license other sites with a unique combination of facilities and services.   Due to difficult economic conditions, the Company determined that it was not feasible to carry out its original business plan, and on October 23, 2009, the Company determined to change its business plan in order to primarily focus on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company has recently commenced its mining activities by entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Simultaneously, the Company entered into an agreement to physically mine the M Strata claims with JNH Mining, Inc.

The development of these activities will require that the Company raise significant additional capital.  As a first step in that process, the Company plans to seek to raise up to $1,000,000 through a private placement of the Company’s Series A Convertible Preferred Shares.  There is no guarantee that this placement will be successful, or if successful, it will raise the desired amount or be on terms and conditions which are beneficial to the Company.

The Company contemplates marketing and selling the product extracted in the mining process under the name “Excelerite®”.  Engineers employed by the Company estimate that the claims, which are the subject of the M Strata Agreement may contain one hundred million tons of Calcium Montmorillonite material.  The Company believes that Excelerite® may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. Micro “Excelerite", a supplement form of Excelerite®, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company intends to market the product through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  Two of the Company’s directors, Paul Hait and Dennis Cullison, have been marketing the product to agricultural customers in Oregon.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Excelerite”.

The Company is currently in the development stage and has not commenced any meaningful operations.

Employees

As of December 31, 2009, the Company had no employees.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company rents office space at 375 N. Stephanie St., Bldg 2. Ste. 211, Henderson, NV 89074.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders was held October 23, 2009 to consider and vote upon the following: (i). a proposal to elect four members of the Board of Directors; (ii).  a proposal to appoint the accounting firm of Paritz & Company, P.A., to serve as the Company’s independent certified public accountants; (ii)  a proposal to change the name of the corporation to “US Natural Nutrients and Minerals, Inc.”; (iv).  a proposal to change the Company’s capitalization to authorized 300,000,000 shares of common stock and 50,000,000 shares of preferred stock; and, (v).  a proposal to ratify the past year’s actions by management.  All of the aforementioned matters where approved by a majority vote of the shareholders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock commenced trading on the Over-the-Counter Bulletin Board on January 5, 2010 under the symbol “USMN”.  As of March 23, 2010, there were 6,262,835 shares outstanding owned by 148 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

On January 19, 2010, the Company established a 2010 Employee, Director and Consultant Stock Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s board of directors and the consent of the majority of its outstanding shareholders.  The material features of the 2010 Plan are described below.

Administration

A designated Administrator, or in the absence of such, our Board of Directors, Compensation Committee or both, in the sole discretion of our Board, administers the 2010 Plan, which was approved by the Company’s Board of Directors on January 19, 2010. The Board, subject to the provisions of the 2010 Plan, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors must approve all grants of Options and Stock Awards issued to our officers or directors.

Types of Awards

The 2010 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders.  In furtherance of this purpose, the 2010 Plan contains provisions for granting incentive and non-statutory stock options, stock wards and stock appreciation rights.

Stock Options. A "stock option" is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company.  The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

Options shall be exercisable at the times and subject to the conditions determined by the Board at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the Optionee ceases to be an employee of our company for any reason other than death, any option granted as an Incentive Stock Option exercisable on the date of the termination of employment may be exercised for a period of thirty days or until the expiration of the stated term of the option, whichever period is shorter. In the event of the Optionee’s death, any granted Incentive Stock Option exercisable at the date of death may be exercised by the legal heirs of the Optionee from the date of death until the expiration of the stated term of the option or six months from the date of death, whichever event first occurs.  In the event of disability of the Optionee, any granted Incentive Stock Options shall expire on the stated date that the Option would otherwise have expired or 12 months from the date of disability, whichever event first occurs.  The termination and other provisions of a non-statutory stock option shall be fixed by the Board of Directors at the date of grant of each respective option.

Common Stock Award. “Common Stock Award” is shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Board if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Board, the restricted stock award will be terminated.

Eligibility

The Company’s officers, employees, directors and consultants of U.S. Natural Nutrients and Minerals, Inc. and its subsidiaries are eligible to be granted stock options, and Common Stock Awards.  Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

Termination or Amendment of the 2010 Plan

The Board may at any time amend, discontinue, or terminate all or any part of the 2010 Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Awards

As of December 31, 2009, no awards had been made under the 2010 Plan.

Shares Subject to the 2010 Plan

Subject to adjustment, the aggregate number of shares of Stock which may be delivered under the 2010 Plan shall not exceed a number equal to 15% of the total number of shares of Stock outstanding immediately following the Effective Time, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock; provided, however, that, as of January 1 of each calendar year, commencing with the year 2011, the maximum number of shares of Stock which may be delivered under the 2010 Plan shall automatically increase by a number sufficient to cause the number of shares of Stock covered by the 2010 Plan to equal 15% of the total number of shares of Stock then outstanding, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock.

Federal Tax Consequences

The Federal income tax discussion set forth below is intended for general information only. State and local income tax consequences are not discussed, and may vary from locality to locality.

Incentive Stock Options.  Incentive stock options granted under the 2010 Plan are designed to qualify for the special tax treatment for incentive stock options provided for in the Internal Revenue Code (the “Code”).  Under the provisions of the Code, an optionee who at all times from the date of grant until three months before the date of exercise is an employee of the Company, and who holds the shares of Common Stock obtained upon exercise of his incentive stock option for two years after the date of grant and one year after exercise, will recognize no taxable income on either the grant or exercise of such option and will recognize capital gain or loss on the sale of the shares.  If such shares are held by the optionee for the required holding period, the Company will not be entitled to any tax deduction with respect to the grant or exercise of the option.  If such shares are sold by the optionee prior to the expiration of the holding periods described above, the optionee will recognize ordinary income upon such disposition.  Upon the exercise of an incentive stock option, the optionee will incur an item of tax preference equal to the excess of the fair market value of the shares at the time of exercise over the exercise price, which may subject the optionee to the alternative minimum tax.

    Non-Qualified Options. Under present Treasury regulations, an optionee who is granted a non-qualified option will not realize taxable income at the time the option is granted. In general, an optionee will be subject to tax for the year of exercise on an amount of ordinary income equal to the excess of the fair market value of the shares on the date of exercise over the option price, and the Company will receive a corresponding deduction. Income tax withholding requirements apply upon exercise. The optionee's basis in the shares so acquired will be equal to the option price plus the amount of ordinary income upon which he is taxed. Upon subsequent disposition of the shares, the optionee will realize capital gain or loss, long-term or short-term, depending upon the length of time the shares are held after the option is exercised.

Common Stock Awards. Recipients of shares of restricted Common Stock that are not "transferable" and are subject to "substantial risk of forfeiture" at the time of grant will not be subject to Federal income taxes until lapse or release of the restrictions on the shares. The recipient's income and the Company's deduction will be equal to the fair market value of the shares on the date of lapse or release of such restrictions.

The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

During the third quarter 2009, 135,000 shares were issued for services valued at $0.001 for $135.

During the fourth quarter of 2009, 100,000 shares were issued for services valued at $10,000, or $0.10 per share.

During the fourth quarter of 2009, 250,000 shares were issued for the Herb Vita, Inc. website at $25,000, or $0.10 per share. At the date of purchase we determined that the web site was in its infant stages, did not have an identifiable customer base and was expensed upon purchase.

On December 31, 2009, the Company entered into an investor relationship contract that included the issuance of 250,000 common shares and a warrant to purchase 250,000 common shares at $0.085.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our audited financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview

U.S. Natural Nutrients and Minerals, Inc. (the “Company”), formerly known as America’s Driving Ranges, Inc. was originally organized on June 9, 2008 to develop a high-tech driving range in the Coachella Valley of California and to eventually develop or license other sites with a unique combination of facilities and services.   Due to difficult economic conditions, the Company determined that it was not feasible to carry out its original business plan, and on October 23, 2009, the Company determined to change its business plan in order to primarily focus on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company has recently commenced its mining activities by entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Simultaneously, the Company entered into an agreement to physically mine the M Strata claims with JNH Mining, Inc.

The development of these activities will require that the Company raise significant additional capital.  As a first step in that process, the Company plans to seek to raise up to $1,000,000 through a private placement of the Company’s Series A Convertible Preferred Shares.  There is no guarantee that this placement will be successful, or if successful, it will raise the desired amount or be on terms and conditions which are beneficial to the Company.

Plan of Operation

The Company contemplates marketing and selling the product extracted in the mining process under the name “Excelerite®”.  Engineers employed by the Company estimate that the claims, which are the subject of the M Strata Agreement may contain one hundred million tons of Calcium Montmorillonite material.  The Company believes that Excelerite® may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. Micro “Excelerite", a supplement form of Excelerite®, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company intends to market the product through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  Two of the Company’s directors, Paul Hait and Dennis Cullison, have been marketing the product to agricultural customers in Oregon.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Excelerite”.

RESULTS OF OPERATIONS

U.S. Natural Nutrients and Minerals, Inc. was incorporated on June 9, 2008, and as such has no meaningful results of operations for the period ended December 31, 2008.

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 2009 and December 31, 2008.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008.

	December 31, 2009	December 31, 2008	$ Change	% Change

Revenue	$ -	$ -	$ -	0%
General and administrative expenses	272,149	24,215	247,934	1,024%
Operating loss	$ (272,149)	$ (24,215)	$ (247,934)	1,024%

During the year ended December 31, 2009, we recognized expenses of $272,149 an increase of 1,024% from the year ended December 31, 2008.  Our December 31, 2008 results reflect approximately six months of activity, the beginning of our company. The jump in expenses is a direct result of becoming a public company.  Professional and legal fees of approximately $203,000 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus in October 2009. During the year ended December 31, 2009, we have incurred approximately $22,700 in advertising expenses and $25,000 for the purchase of the website associated with Herb Vita, Inc.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2009	December 31, 2008	$ Change	% Change
Cash	$ 5,727	$ 542	$ 5,185	957%
Accounts payable and accrued expenses	$ 65,768	$ 16,496	$ 49,272	299%
Total current liabilities	$ 120,144	$ 16,596	$ 103,548	624%
Cash proceeds from the sale of common stock	$ 117,400	$ -	$ 117,400	100%

As of December 31, 2009, cash totaled $5,727.  This cash position was the result of net cash provided by financing activities in the amount of $207,650, offsetting by net cash used in operating activities in the amount of $202,465.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  The Company is in the process of an offering of shares of preferred stock to be designated by the Company.  There is no guarantee that this offering will be completed, and if completed, the specific terms and conditions.   We do not have immediate plans to have a public offering of our common stock and there is no guarantee that any such offering would be successful or be completed on terms which are beneficial to the Company.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our business operates in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is account for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenues sufficient to cover its operational costs and allow it to continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated no revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $276,345 and $24,324 for the years ended December 31, 2009 and 2008, respectively, and a working capital deficiency of $60,337 and $16,054 at December 31, 2009 and 2008, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

 Contractual Obligations

We have two long-term promissory notes due in 2012 with an aggregate principal balance of $40,119.

The Company has recently commenced its mining activities by entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  M Strata’s principal owners are Paul Hait and Dennis Cullison.  Paul Hait and Dennis Cullison are directors of the Company.

During fiscal year 2009, the Company paid Thomas Yarbray for clerical and investor relations work assisting the Company with respect to its Form S-1 filing with the SEC and providing consultive advice with respect to a proposed offering of stock.  In December 2009, the Company entered into an Investor Relations Agreement whereby the Company agreed to pay Mr. Yarbray a flat fee of $5,000 per month, issue to Mr. Yarbray 250,000 of the Company’s common shares and issue to Mr. Yarbray a warrant to purchase an additional 250,000 of the Company’s common shares. Total fees to Mr. Yarbray in 2009 were $77,408. The Company also has an ongoing legal services agreement with Henry Casden who acts a general counsel for the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheets of U.S. Natural Nutrients and Minerals, Inc. (formerly America’s Driving Range, Inc.) (a development stage company) as of December 31, 2009 and  2008 the related statements of operations, stockholder's deficiency and cash flows for the year ended December 31, 2009 and the  period from inception (June 9, 2008) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Natural Nutrients and Minerals, Inc. (formerly America’s Driving Range, Inc.) (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009 and the period from inception (June 9, 2008) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Paritz & Company, P.A.

Hackensack, New Jersey

March 24, 2010

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$ 5,727	$ 542
Note receivable	200	-
Notes receivable, related party including interest of $731
and $0 as of December 31, 2009 and 2008, respectively	29,231	-
Prepaid expenses	18,408	-
Inventory	6,241	-
Total current assets	59,807	542
Total assets	$ 59,807	$ 542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 65,768	$ 16,496
Loans payable, related party	-	100
Loan payable, current	5,100	-
Debentures payable, net of $724 debt premium	49,276	-

Total current liabilities	120,144	16,596

Loans payable, long term	20,000	4,000
Convertible debt, long term	20,119	-
Total liabilities	160,263	20,596

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares;
issued and outstanding: none as of
December 31, 2009 and 2008, respectively	-	-
Common stock: $0.001 par value; authorized 300,000,000 shares;
issued and outstanding: 5,911,167 and 4,270,000 as of
December 31, 2009 and 2008, respectively	5,911	4,270
Additional paid-in capital	169,302	-
Common stock payable	25,000	-
Accumulated deficit during the development stage	(300,669)	(24,324)
Total stockholders' deficit	(100,456)	(20,054)
Total liabilities and stockholders' deficit	$ 59,807	$ 542

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From inception
	December 31,	December 31,	June 9, 2008 to
	2009	2008	December 31, 2009

Revenues	$ -	$ -	$ -

General, selling and administrative expenses	272,149	24,215	296,364

Operating loss	(272,149)	(24,215)	(296,364)

Other income (expense):
Interest income	919	-	919
Interest expense	(5,115)	(109)	(5,224)
	(4,196)	(109)	(4,305)

Net Loss	$ (276,345)	$ (24,324)	$ (300,669)

Net loss per common share - basic and diluted	$ (0.06)	$ (0.01)

Weighted average number of common
shares outstanding	4,958,749	4,270,000

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the period June 9, 2008 (date of inception) to December 31, 2009

					Accumulated
					Deficit
			Additional	Common	During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance June 9, 2008 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for founders shares	4,270,000	4,270	-	-	-	4,270

Net loss at December 31, 2008	-	-	-	-	(24,324)	(24,324)

Balance December 31, 2008	4,270,000	4,270	$-	-	(24,324)	(20,054)

Issuance of common stock for cash	1,156,167	1,156	116,244	-	-	117,400

Issuance of common stock for services	235,000	235	9,900	-	-	10,135

Issuance of common stock for intangible asset	250,000	250	24,750	-	-	25,000

Stock payable for consulting for services	-	-	-	25,000	-	25,000

Warrants issued for prepaid consulting services	-		18,408	-	-	18,408

Net loss at December 31, 2009	-	-	-	-	(276,345)	(276,345)

Balance December 31, 2009	5,911,167	$5,911	$169,302	$25,000	$(300,669)	$(100,456)

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From inception
			June 9, 2008 to
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net Loss	$ (276,345)	$ (24,324)	$ (300,669)
Stock issued for services	35,135	4,270	39,405
Stock issued for Herb Vita, Inc. website	25,000	-	25,000
Accretion of debt premium and interest	2,145	-	2,145

Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in assets and liabilities:
(Increase) notes receivable	(29,231)	-	(29,231)
(Increase) note receivable	(15,921)	-	(15,921)
(Increase) inventory	(6,241)	-	(6,241)
Increase accounts payable and accrued expenses	62,993	16,496	79,489
Net cash used in operating activities	(202,465)	(3,558)	(206,023)

Cash flows used in Investing Activities:	-	-	-

Cash flows from Financing Activities:
Proceeds for Series A Debentures	52,250	-	52,250
Proceeds for loans payable	35,000	4,000	39,000
Proceeds from convertible debenture	15,000	-	15,000
Payment of loan payable and debentures	(12,000)	-	(12,000)
Loan payable, related party	-	100	100
Common stock issued for cash	117,400	-	117,400
Net cash provided by financing activities	207,650	4,100	211,750

Net increase in cash	5,185	542	5,727
Cash, beginning of year	542	-	-
Cash, end of year	$ 5,727	$ 542	$ 5,727

Cash paid for:
Interest	$ 329	$ -	$ 329
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Continued)

From inception
	December 31,	December 31,	June 9, 2008 to
	2009	2008	Dec. 31, 2009
Supplemental schedule of non-cash Investing and Financing Activities:
Loan receivable reclassified to accounts payable	$ 15,721	$ -	$ 15,721
Loan payable, related party reclassified as loan payable	$ 100	$ -	$ 100
Loan reclassified to accounts payable	$ 2,000	$ -	$ 2,000
Series A Debentures reclassified to Convertible Debenture	$ 5,000	$ -	$ 5,000
Warrants issued for prepaid consulting services	$ 18,408	$ -	$ 18,408

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1.  ORGANIZATION

U.S. Natural Nutrients and Minerals, Inc. (the “Company”), formerly known as America’s Driving Ranges, Inc., was incorporated in the state of Nevada on June 9, 2008 for the purposes of establishing a golf practice facility and driving range.  On October 23, 2009, the Company changed its name to U.S. Natural Nutrients and Minerals, Inc. and determined to change its business plan in order to primarily focus on the mining of certain mining claims, which contain natural mineral deposits commonly known as Calcium Montmorillonite.

The Company is considered a development stage company.  The accompanying financial statements have been prepared in accordance with authoritative guidance for development stage entities. A development stage entity is one in which planned principal operations has not commenced or if its operations have commenced, there has been no significant revenues there from.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising

The Company expenses advertising when incurred.  As of December 31, 2009 and 2008, the Company has incurred advertising expenses of $22,720 and $0, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  However, the majority of our business operates in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

Fair value of financial instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board  Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, we continually assess the carrying value of our net deferred tax assets.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk as of December 31, 2009 and 2008.

We maintain cash balances at highly-rated financial institutions in various states. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 (a temporary increase which expires December 31, 2013). At December 31, 2009 and 2008, respectively, we had no account balances over federally insured limits.

Fair Value of Financial Instruments

The carrying amounts for the Company’s accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments.

Inventory

Inventory consists of sacks for mining product.  Inventory is stated at the lower of cost or market, using the first in first out method.

Stock Based Compensation

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employee Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is account for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

Net Loss Per Common Share

Earnings per share is calculated in accordance with the Earnings per Share Topic of the FASB ASC. The weighted-average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share is computed using the weighted average number of shares plus dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and other convertible securities, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net loss. During the years ended December 31, 2009 and 2008, respectively, the Company incurred a net loss, resulting in no potentially dilutive common shares.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  As of December 31, 2009 and 2008, the Company had no cash equivalents.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM  as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenues sufficient to cover its operational costs and allow it to continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated no revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $276,345 and $24,324 for the years ended December 31, 2009 and 2008, respectively, and a working capital deficiency of $60,337 and $16,054 at December 31, 2009 and 2008, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4.  NOTES RECEIVABLE

During the year ended December 31, 2009, the Company made payments of $5,921 on behalf of non-related companies. Based upon a verbal agreement, we accounted for these payments as non-interest bearing notes receivable due upon demand.  As of December 31, 2009, we have applied $5,721 of the notes receivable against our accounts payable with the non-related party.

In May 2009, we issued a note receivable to an unrelated third party for $10,000. This note was payable November 15, 2009 and bears a 5% interest per annum. As of December 31, 2009, we have applied this receivable and its related interest due of $188 against our accounts payable with the non-related party.

As of December 31, 2009, we have recognized a note receivable of $200 which is deemed to be collectible in full.

NOTE 5.  NOTES RECEIVABLE – RELATED PARTY

In May 2009, the Company loaned its Secretary $12,000. This note is payable November 15, 2009 and bears a 5% interest per annum.

In June 2009, the Company loaned its Secretary $2,500. This note is payable December 1, 2009 and bears a 5% interest per annum.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 5.  NOTES RECEIVABLE—RELATED PARTY (CON’T)

In July 2009, the Company loaned its Secretary $2,000. This note is payable January 2, 2010 and bears a 5% interest per annum.

In August 2009, the Company loaned its Secretary $9,000. This note is payable February 21, 2010 and bears a 10% interest per annum.

Effective September 30, 2009, the Company modified all of the above note agreements to extend the maturity date to October 1, 2010.

In November 2009, the Company loaned its Secretary $1,500. This note is payable October 1, 2010 and bears a 10% interest per annum.

In December 2009, the Company loaned its President $1,500. This note is payable October 1, 2010 and bears a 5% interest per annum.

As of December 31, 2009, we have recognized interest receivable for these notes of $731. These notes are deemed to be collectible in full.

NOTE 6.  LOANS AND DEBENTURES PAYABLE

In September 2008, the Company entered into a promissory note for $4,000 due in 2010 which carries 10% interest.  In April 2009, we made a principal payment of $2,000. As of September 30, 2009, the remaining $2,000 was reclassified into accounts payable with the vendor account and interest stopped.

As of March 31, 2009 the Company owed an officer $100 which is due on demand. In April 2009, the officer resigned from the Company. As of December 31, 2009, this loan has been reclassified as loans payable and remains unpaid.

In October 2009, the Company entered into a promissory note for $5,000 due in January 2010 which carries 10% interest per annum. As of December 31, 2009, we have recognized accrued interest of $105.

In October 2009, as amended in December 2009, the Company entered into a promissory note for $20,000 due in November 2012 which carries 10% interest per annum. The holder of the note has the right to convert principal and interest in to shares of $0.001 par value preferred stock at $10.00 per share. As of December 31, 2009, we have recognized accrued interest of $466.

In January 2009, as amended in September 2009, the Company authorized up to $100,000 six month, 10% Series “A” Senior (non-subordinated) Debentures to be issuable.

In February 2009, the Company issued a debenture for $10,000 at 10% per annum. This debenture and $310 in interest was paid in full in June 2009.

From July 2009 – September 2009, the Company issued 11 10% Series “A” Senior (non-subordinated) Debentures for $4,750 each.  Each mature within in six months of issue.  In December 2009, a debenture and its related debt premium, valued at $5,000, were reclassified as convertible debt (see Note 7).

As of December 2009 we have accreted $2,026 of debt premium and recognized $1,344 in accrued interest.

No assets of the Company have been pledged in association with these notes.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 7.  CONVERTIBLE DEBT

In November 2009, the Company entered into a promissory note for $15,000. In December 2009, the note was amended to include the holder’s debenture issued in September 2009 valued at $5,000 (see Note 6). The amended note is due in November 2012 and carries 10% interest per annum. Interest is payable in monthly installments of $168 until maturity. The holder of the note has the right to convert principal and interest in to shares of $0.001 par value preferred stock at $10.00 per share. As of December 31, 2009, accrued interest of $119 has been reclassified to this debt.  Upon issuance of this debt, the conversion terms did not calculate any intrinsic value and therefore no beneficial conversion feature has been recorded.

NOTE 8.  COMMON STOCK AND WARRANTS

The Company’s authorized preferred stock is 50,000,000 with a $0.001 par value and common stock is 300,000,000 common shares with $0.001 par value.

In June 2008, the Company issued 4,270,000 shares of its common stock to its two directors as founders’ shares for contributing to the Company’s business plan and for the first year of services.

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

During the fourth quarter of 2009, 35,667 shares were of $0.001 par value common stock were issued in conjunction with our S-1 filing for $0.15 per share. The Company received $5,350 for these stock issuances.

During the fourth quarter of 2009, 100,000 shares were issued for services valued at $10,000, or $0.10 per share.

During the fourth quarter of 2009, 250,000 shares were issued for the Herb Vita, Inc. website at $25,000, or $0.10 per share. At the date of purchase we determined that the web site was in its infant stages, did not have an identifiable customer base and was expensed upon purchase.

On December 31, 2009, the Company entered into an investor relations contract that included the issuance of 250,000 common shares and a warrant to purchase 250,000 common shares at $0.085.

The fair value of the warrant was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table.  Expected volatilities are based on volatilities from a comparable company given the limited historical stock information of the Company.  The expected term of the warrant granted is estimated at half of the contractual term and represents the period of time that the warrant granted are expected to be outstanding.  The risk-free rate for the period within the contractual life of the warrant is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the warrant.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 8.  COMMON STOCK AND WARRANTS (CON’T)

2009
Expected volatility	133.05%
Weighted-average volatility	133.05%
Expected dividends	0
Expected term (in years)	2.5
Risk-free rate	1.7%

A summary of warrant activity as of December 31, 2009, and changes during the year are presented below:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	-	$ -		$ -
Granted	250,000	$ 0.09
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	250,000	$ 0.09	2.5	$ 18,408
Exercisable at December 31, 2009	-	$ -		$ -

The term of the investor relationship contract is one year from the effective date of December 31, 2009.  The above warrants vest being January 1, 2011 and every January 1 there after for 4 years at 50,000 warrants per year.

NOTE 9.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the period presented because we have experienced operating losses since inception. Per authoritative guidance pursuant to accounting for income tax and uncertainty in income taxes, when it is more likely than not that a tax asset cannot be realized through future income, the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset are as follows as of December 31,:

	2009	2008
Net operating loss carryforward at 35%	$ 105,234	$ 8,513
Valuation allowance	(105,234)	(8,513)
Net deferred tax asset	$ -	$ -

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 9.  INCOME TAXES (CON’T)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2009	2008	Since Inception
Tax at statutory rate (35%)	$ 96,721	$ 8,513	$ 105,234
Increase in valuation allowance	(96,721)	(8,513)	(105,234)
Net deferred tax asset	$ -	$ -	$ -

At the date of inception, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2009 and 2008, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

Per Internal Revenue Code Section 382, in the event of a change of ownership, the availability of the Company’s net operating loss carry forwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of this net operating loss carry forwards.  This limitation may not apply pursuant to an ownership change as described in Section 1262 of P.L. 111-5.

The net federal operating loss carry forward will expire in 2029. This carry forward may be limited upon the consummation of a business combination under IRC Section 381 or certain ownership changes, as defined in IRC Section 382.

The Company files income tax returns in the United States federal jurisdiction.  The Company will file its U.S. federal return for the year ended December 31, 2009 in 2010. Once filed, the 2009 and 2008 U.S. federal return will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

NOTE 10.  RELATED PARTY TRANSACTIONS

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

The Company has recently commenced its mining activities by entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  M Strata’s principal owners are Paul Hait and Dennis Cullison.  Paul Hait and Dennis Cullison are directors of the Company.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(formerly known as AMERICA’S DRIVING RANGES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 10.  RELATED PARTY TRANSACTIONS (CON’T)

During fiscal year 2009, the Company paid Thomas Yarbray for clerical and investor relations work assisting the Company with respect to its Form S-1 filing with the SEC and providing consultive advice with respect to a proposed offering of stock.  In December 2009, the Company entered into an Investor Relations Agreement whereby the Company agreed to pay Mr. Yarbray a flat fee of $5,000 per month, issue to Mr. Yarbray 250,000 of the Company’s common shares and issue to Mr. Yarbray a warrant to purchase an additional 250,000 of the Company’s common shares.    Total fees to Mr. Yarbray in 2009 were $77,408. The Company also has an ongoing legal services agreement with Henry Casden who acts a general counsel for the Company.

NOTE 11.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through March 24, 2010 (the issue date of the Financial Statements) and noted the following:

In the first quarter of 2010, the Company issued common stock as followed:

•

Issued 101,654 shares of common stock for cash valued at $15,250 or $0.15 a share

•

Issued 250,000 shares of common stock for the $25,000 stock payable at December 3,1 2009.

On January 19, 2010, the Company established a 2010 Employee, Director and Consultant Stock Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s board of directors and the consent of the majority of its outstanding shareholders.

Subject to adjustment, the aggregate number of shares of Stock which may be delivered under the 2010 Plan shall not exceed a number equal to 15% of the total number of shares of Stock outstanding immediately following the Effective Time, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock; provided, however, that, as of January 1 of each calendar year, commencing with the year 2011, the maximum number of shares of Stock which may be delivered under the 2010 Plan shall automatically increase by a number sufficient to cause the number of shares of Stock covered by the 2010 Plan to equal 15% of the total number of shares of Stock then outstanding, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock.

In the first quarter of 2010, the Company also approved a private placement of the Company’s Preferred Stock up to $1,000,000.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

U.S. NATURAL NUTRIENTS & MINERALS, INC.

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Paritz & Co, L.P., an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to Paritz & Co., L.P. all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of our directors and executive officers, their ages, all positions and offices that they held with us, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position

James Harrison	68	Director, President
Paul Hait	69	Director, Secretary
Dennis Cullison	49	Director, Treasurer
Jay Michael Lofthouse	70	Director
Gary Ketelsen	62	Director

James Harrison (68)  Mr. Harrison has been President, CEO and a director of the Company since 2009.  He attended the University of Washington from 1959 to 1964 – Major, Chemical Engineering. After returning from his active military service in Viet Nam he joined Ampex Corporation as an Associate Engineer in the Magnetic Tape Lab. He was recruited from Ampex by Tymshare Inc., a startup Computer timesharing company as an Applications Engineer.  During his tenure with Tymshare he rose from that position to become the General Manager of the Company’s Flagship office located in Palo Alto, CA.  During his tenure the company grew for $1 million per year to over $500 million per year in revenues with over 5,000 employees. In late 1993, Mr. Harrison was introduced to a revolutionary new golf club, the Alien Ultimate Wedge.  In early 1994 he secured $2.5 million in funding to start Alien Sport, Inc.  He was the architect of the innovative marketing concepts that led Alien Sport Inc. to one of the most successful new product introductions in golf industry history and which resulted in sales of over 500,000 units and $65 million in sales over the next three years.  The company was sold in 1997.  At that time Jim formed a new marketing and sales consulting entity called Harrison Direct, LLC. His first client was Adams Golf, Inc., designer of the Adams Tightlies fairway woods.  Under Jim's guidance the Adams direct response marketing program took the company from $1 million is sales in 1996 to over $100 million in 1998.  Jim continued in this consulting business and was joined by three other members up to the time he was introduced to the USNNM, Inc. opportunity.  He passed on the Presidency of HD, LLC upon accepting the role as President and CEO of USNNM, Inc.

Paul Hait (69) Mr. Hait has been Secretary, Vice President of R&D and a director of the Company since 2009.  Mr. Hait currently lives in Bend, Oregon with his wife Elizabeth of 46 years. He is a Class of 62 Stanford Graduate. He holds a BS Degree in Mechanical Engineering with a minor in Industrial Design.  In 1960 he won an Olympic Gold Medal in World Record time swimming the 100 Meter Breaststroke Leg in the 4x100 Medley Relay in Rome, Italy. He holds over 50 patents in such diversified fields as Ultra High Vacuum systems and components (Varian Associates, Inc.), to the Pyromid Outdoor Cooking Systems and other notable innovations. For the past 5 years, Mr. Hait has been involved in the product develop consulting business for a number of startup companies.  During his business career Mr. Hait has traveled extensively throughout the World. His proven product development, patenting, business consulting, seasoned management, corporate contacts, and business founding and financing experiences are highly recognized and respected in the Business World.

Dennis Cullison (49) Mr. Cullison has been the Treasurer, Vice President of Operations and a director of the Company since 2009. Mr. Cullison resides in Bend, Oregon. Mr. Cullison graduated in 1978 from Benson Polytechnic High School.  Mr. Cullison attended Portland State University and Portland Community College where he received his Business Degree, Certificate in Computer Programming and Certificate in Graphic Arts.  Prior to joining the Company he was the Secretary and Chief Financial Officer and a Director of HERB-VITA, Inc. and the co-founder of US Organic Marketing, LLC, the company that brought the EXCELERITE product opportunity to the our Company. He is active in developing the operations systems for controlling product production, tracking product sales and overseeing the Web design to promote and sell our products world-wide.  Prior to becoming involved with Herb Vita and US Organics, Mr. Cullison co-designed, patented and developed the third brake light (above the rear window) innovation for automobiles. This product afforded Mr. Cullison the opportunity to travel world-wide promoting his and become familiar with a host of foreign customs and business practices.

Jay Michael Lofthouse (70)  Mr. Lofthouse has been a director of the Company since November 2009. He attended Glendale City College, Pasadena City College and the University of California (Berkeley) and is a registered architect and member of the American Institute of Architects.  Since 1973, Mr. Lofthouse has been a principal of Lofthouse-Taser, Architecture & Planning in San Francisco, CA, a firm which provides a broad range of architectural and planning services.  He has had a broad range of experience in designing industrial operations from applications as diverse as a national chain of high end restaurants, dozens of high tech communication tower installations to the design of an automobile engine manufacturing facility.  His experience with be invaluable as the company expands its mining operations.

Gary Ketelsen (62)  Mr. Ketelsen has been a director of the Company since January 2010.  He attended the University of California Los Angeles (UCLA), where he earned his BS degree in Nuclear Engineering.  Since 1997 he has been engaged in sales, marketing and business development consulting to various software and internet start-up companies in the San Francisco Bay Area and has served as a senior financial and business advisor to a rose growing business in Southern California.  From 1993 to 1997, he served as President and CEO, Alien Sport, Inc.  He had previously been involved in senior sales management at Oracle Corporation, Verity, Information Builders, Data General and Tymshare.  His broad management and sales experience is enhanced by the experience he brings to the Company from sitting as a director on the Boards of a number of his previous employers and clients.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2009, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. The board of directors is responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of a breach of the Code of Ethics by any director(s).

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. We currently have no formal written salary arrangement with any of our officers or directors. Notwithstanding, any or all of our officers and /or directors may receive a salary or other compensation for services that they provide to the Company in the future.  No retirement, pension, profit sharing or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees. The Company did adopt its 2010 Employee, Director and Consultant Stock Plan in January 2010 (see Item 5, above).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2009 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2009 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock $0.001 par value	James Harrison 42725 Glass Drive Indio, CA 92203	President, Director	986,000	16.68
Common Stock $0.001 par value	Paul Hait 156 NW Phil’s Loop Bend, OR 97701	Secretary, Director	1,000,000	16.92
Common Stock $0.001 par value	Dennis Cullison 18614 Riverwoods Dr. Bend, OR 97702	Treasurer, Director	1,000,000	16.92
Common Stock $0.001 par value	Jay Michael Lofthouse 3141 Hambletonian Lane Walnut Creek, CA 94598	Director	5,000	*
Common Stock $0.001 par value	Gary Ketelsen 1570 Kensington Circle Los Altos, CA 94024	Director	10,000	*
Common Stock $0.001 par value	All officers and directors as a group (5 persons named above)		3,001,000	50.77

                *Less than 1%

(1)

Beneficial Ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 5,911,167 shares of our Common Stock outstanding as of December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Rransactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

The Company has recently commenced its mining activities by entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  M Strata’s principal owners are Paul Hait and Dennis Cullison.  Paul Hait and Dennis Cullison are directors of the Company.

During fiscal year 2009, the Company paid Thomas Yarbray for clerical and investor relations work assisting the Company with respect to its Form S-1 filing with the SEC and providing consultive advice with respect to a proposed offering of stock.  In December 2009, the Company entered into an Investor Relations Agreement whereby the Company agreed to pay Mr. Yarbray a flat fee of $5,000 per month, issue to Mr. Yarbray 250,000 of the Company’s common shares and issue to Mr. Yarbray a warrant to purchase an additional 250,000 of the Company’s common shares. Total fees to Mr. Yarbray in 2009 were $77,408. The Company also has an ongoing legal services agreement with Henry Casden who acts a general counsel for the Company.

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

In November 2009, the Company loaned its Secretary $1,500. This note is payable October 1, 2010 and bears a 10% interest per annum.

In December 2009, the Company loaned its President $1,500. This note is payable October 1, 2010 and bears a 5% interest per annum.

As of December 31, 2009, we have recognized interest receivable for these notes of $731. These notes are deemed to be collectible in full.

Director Independence

As of December 31, 2009, Messrs. Harrison, Hait and Cullison are not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.C., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2009 was approximately $2,395. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review of our interim financial statements for the first, second and third quarters of 2008 was approximately $2,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2009 or 2008.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Paritz & Co., P.C., Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of December 31, 2009 and 2008

•

Statements of Operations for the years ended December 31, 2009 and 2008 and the period from inception (June 9, 2008) to December 31, 2009 (audited)

•

Statements of Stockholders’ Deficit from inception (June 9, 2008) to December 31, 2009 (audited)

•

Statement of Cash Flows for the years ended December 31, 2009 and 2008 and the period from inception (June 9, 2008) to December 31, 2009 (audited)

•

Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.

Identification of Exhibit

31.1.

   Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.

   Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Natural Nutrients & Minerals, Inc.

(Registrant)

By /s/ James Harrison

James Harrison

President,  Chief Executive Officer,Principal Executive Officer and Director

Date   March 30, 2010

By  /s/ Dennis Cullison

Dennis Cullison

Treasurer,  Chief Financial Officer,Principal Financial Officer and Director

Date  March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By  /s/ James Harrison

James Harrison

President,  Chief Executive Officer,Principal Executive Officer and Director

Date March 30, 2010

By  /s/ Dennis Cullison

Dennis Cullison

Treasurer,  Chief Financial Officer,Principal Financial Officer and Director

Date  March 30, 2010

By  /s/ Paul Hait

Paul Hait

Secretary and Director

Date  March 30, 2010

By  /s/ Jay Michael Lofthouse

Jay Michael Lofthouse

Director

Date   March 30, 2010

By /s/ Gary Ketelsen

Gary Ketelsen

Director

Date March 30, 2010