Form 10-Q
period 2010-03-31
U.S. Natural Nutrients & Minerals, Inc.
filed 2010-05-13
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2010

Commission File Number: 333-154912

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

375 N. Stephanie St., Bldg. 2, Ste. 211 Henderson, NV 89014	89014
(Address of principal executive offices)	(Zip code)

 (702) 888-1450, ext 281

(Registrant’s telephone number, including area code)

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

There were 6,419,502 shares of common stock outstanding as of May 7, 2010.

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. NATURAL NUTRIENTS & MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$ 3,541	$ 5,727
Note receivable	200	200
Notes receivable, related party including interest of $536 and $731
as of March 31, 2010 and December 31, 2009, respectively.	37,267	29,231
Prepaids	13,806	18,408
Inventory	6,241	6,241
Total current assets	61,055	59,807

Total assets	$ 61,055	$ 59,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 112,710	$ 65,768
Loan payable, current	5,100	5,100
10% Series A Senior (non-subordinated) debentures, net of $0 and $724 debt premium as of March 31, 2010 and December 31, 2009	50,000	49,276
Total current liabilities	167,810	120,144

Loans payable, long term	20,000	20,000
Convertible debt, long term	20,119	20,119
Total liabilities	207,929	160,263

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares;
issued and outstanding: none as of March 31, 2010
and December 31, 2009, respectively	-	-
Common stock: $0.001 par value; authorized 300,000,000 shares;
issued and outstanding: 6,419,502 and 5,911,167
as of March 31, 2010 and December 31, 2009, respectively	6,419	5,911
Additional paid-in capital	224,041	169,302
Common stock payable	-	25,000
Accumulated deficit during the development stage	(377,334)	(300,669)
Total stockholders' deficit	(146,874)	(100,456)

Total liabilities and stockholders' deficit	$ 61,055	$ 59,807

The accompanying notes are an integral part of these interim financial statements.

U.S. NATURAL NUTRIENTS & MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months		From inception
	March 31,	March 31,	June 9, 2008 to
	2010	2009	March 31, 2010

Revenues	$ 2,758	$ -	$ 2,758
Cost of goods sold	690	-	690
	2,068		2,069

General, selling and administrative expenses	76,304	12,873	372,668

Operating loss	(74,236)	(12,873)	(370,600)

Other income (expense):
Interest income	536	-	1,455
Interest expense	(2,965)	(248)	(8,189)
	(2,429)	(248)	(6,734)
Net Loss	$ (76,665)	$ (13,121)	$ (377,334)

Net loss per common share
- basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of common
shares outstanding	5,947,784	4,270,000

The accompanying notes are an integral part of these interim financial statements.

U.S. NATURAL NUTRIENTS & MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOW

(UNAUDITED)

			From inception
	March 31,	March 31,	June 9, 2008 to
	2010	2009	March 31, 2010
Cash Flows from Operating Activities:
Net Loss	$ (76,665)	$ (13,121)	$ (377,334)
Stock for services	7,500	-	46,905
Stock issued for intangible asset	-	-	25,000
Accretion of debt premium and interest	724	-	2,869
Contributed capital to COGS	690	-	690
Expenses paid by stockholder contribution	(8,475)	-	(8,475)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Decrease note receivable	(8,036)	-	(37,267)
(Increase) decrease prepaids	4,602	-	(11,319)
Decrease inventory	-	-	(6,241)
Increase accounts payable and accrued expenses	46,942	2,688	126,431

Net cash used in operating activities	(32,718)	(10,433)	(238,741)

Cash flows used in Investing Activities:	-	-	-

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	-	-	(12,000)
Loans payable	-	10,000	39,000
Loan payable, related party	-	-	100
Common stock issued for cash	22,747	-	140,147

Net cash provided by financing activities	22,747	10,000	234,497

Net increase (decrease) in cash	(2,186)	(433)	3,541
Cash, beginning of year	5,727	542	-
Cash, end of year	$ 3,541	$ 109	$ 3,541

Cash paid for:
Interest	$ 504	$ -	$ 833

Supplemental schedule of non-cash Investing and Financing Activities
Loan payable, related party reclassified as loan payable	$ -	$ -	$ 100
Loan reclassified to accounts payable	$ -	$ -	$ 2,000
Loan receivable reclassified to accounts payable	$ -	$ -	$ 15,721
Series A Debentures reclassified to Convertible Debenture	$ -	$ -	$ 5,000
Common stock issued for intangible – customer list	$ -	$ -	$ 25,000
Warrants issued for prepaid consulting services	$ -	$ -	$ 24,750
Stock payable issued	$ 25,000	$ -	$ 25,000
Contributed capital by shareholder, used to pay expenses	$ 8,475	$ -	$ 8,475

The accompanying notes are an integral part of these interim financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The accompanying Condensed Consolidated Financial Statements of U.S. Natural Nutrients and Minerals, Inc. (the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

U.S. Natural Nutrients and Minerals, Inc. was incorporated in the state of Nevada on June 9, 2008 under the name America’s Driving Ranges for the purposes of establishing a golf practice facility and driving range.  On October 23, 2009, the Company changed its name to U.S. Natural Nutrients and Minerals, Inc. and determined to change its business plan in order to primarily focus on the mining of certain mining claims, which contain natural mineral deposits commonly known as Calcium Montmorillonite.

The Company currently has limited operations and, in accordance with Financial Accounting Standard Board Codification (“FASB ASC”) Development Stage Entities topic. The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U.S. Natural Nutrients and Minerals, Inc.

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Revenue Recognition

Revenue from the sale of product obtained from our mining contractor is recognized when ownership passes to the purchaser at which time the following conditions are met:

i) persuasive evidence that an agreement exists;

ii) the risks and rewards of ownership pass to the purchaser including delivery of the product;

iii) the selling price is fixed and determinable; or,

iv) collectively is reasonably assured.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $76,664 for the three months ended March 31, 2010, and a working capital deficiency of $106,755 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital sufficient to meet its minimal operating expenses by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually begin operations in accordance with our business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the period ended March 31, 2010. It does not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The Company adopted this guidance for the period ended March 31, 2010. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

Issued

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 2. Notes Receivable - Related Party

In March 2010, the Company loaned its Principle Financial Officer/President $7,500, which comes to the amount on the balance sheet of $37,267. The note matures on March 1, 2011 and bears a 5% interest per annum.

Note 3. Loans and Debentures Payable

In January 2009, as amended in September 2009, the Company authorized up to $100,000 six month, 10% Series “A” Senior (non-subordinated) Debentures to be issuable.

As of March 31, 2010, the Company have accreted $724 of debt premium and recognized $1,114 in accrued interest and we have 11 debentures issued at $4,750 each which comes to $52,250 but the balance sheet shows $50,000.  Each mature within in six months of issue.

All debt in relation to the Debentures has become due either in March or April 2010.  Management is working with these note holders to extend the terms for a year, but these terms have not yet been finalized.

In October 2009, the Company entered into a promissory note for $5,000 due in January 2010 which carries 10% interest per annum.  Management is working with this note-holder to extend the terms for a year, but these terms have not yet been finalized.

Note 4. Common Stock

The Company’s authorized preferred stock is 50,000,000 with a $0.001 par value and common stock is 300,000,000 common shares with $0.001 par value.

During the first quarter of 2010, 108,335 shares of $0.001 par value common stock were issued for $0.15 per share. The Company received $16,250 for these stock issuances.

Also during the first quarter 2010, 400,000 shares were issued for services valued at $0.001 for $32,100.

As of March 31, 2010, the Company has 6,419,502 shares of common stock issued and outstanding.

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

Overview

U.S. Natural Nutrients and Minerals, Inc. (the “Company”), formerly known as America’s Driving Ranges, Inc. was originally organized on June 9, 2008 to develop a high-tech driving range in the Coachella Valley of California and to eventually develop or license other sites with a unique combination of facilities and services.   Due to difficult economic conditions, the Company determined that it was not feasible to carry out its original business plan, and on October 23, 2009, the Company determined to change its business plan in order to primarily focus on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company has recently commenced its mining activities by entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata.

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

Plan of Operation

The Company contemplates marketing and selling the product extracted in the mining process under the name “Excelerite®”.  The Company believes that Excelerite® may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. Micro “Nutrilite", a supplement form of Excelerite®, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the three-months ended March 31, 2010 and 2009.

THREE-MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2009.

	March 31,	March 31,
Results of Operations	2010	2009	$ Change	% Change
Revenue	$ 2,758	$ -	$ 2,728	100%
Cost of sales	690	-	690	100%
	2,068	-	2,068	100%
General and administrative expenses	76,304	12,873	63,431	493%
Operating loss	$ (74,236)	$ (12,873)	$ (61,363)	477%

During the three months ended March 31, 2010, we recognized expenses of $76,304 an increase of 493% from the three months ended March 31, 2009.  Professional and legal fees of approximately $46,258 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2010	2009	$ Change	% Change
Cash	$ 3,541	$ 5,727	$ (2,186)	(38%)
Accounts payable and accrued expenses	$ 112,710	$ 65,768	$ 46,942	71%
Total current liabilities	$ 167,810	$ 120,144	$ 47,666	40%
Cash proceeds from the sale of common stock	$ 22,747	$ 117,400	$ (94,653)	(81%)

As of March 31, 2010, cash and cash equivalents totaled $3,541.  This cash position was the result of a result of net cash provided by financing activities in the amount of $22,747, offsetting by net cash used in operating activities in the amount of $24,933.

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

Revenue Recognition

Revenue from the sale of product obtained from our mining contractor is recognized when ownership passes to the purchaser at which time the following conditions are met:

i) persuasive evidence that an agreement exists;

ii) the risks and rewards of ownership pass to the purchaser including delivery of the product;

iii) the selling price is fixed and determinable; or,

iv) collectively is reasonably assured.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $76,665 for the three months ended March 31, 2010, and a working capital deficiency of $106,755 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital sufficient to meet its minimal operating expenses by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually begin operations in accordance with our business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contractual Obligations

We have two long-term promissory notes due in 2012 with an aggregate principal balance of $40,119.

The Company has recently commenced its mining activities by entering into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata.  M Strata’s principal owners are Paul Hait and Dennis Cullison.  Paul Hait and Dennis Cullison are directors of the Company.

Simultaneously, the Company entered into an agreement to physically mine the M Strata claims with JNH Mining, Inc effectually outsourcing all mining activities.

The Company also rents office space in Henderson, NV for $285 per quarter.

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

ITEM 4T.  INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

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

ITEM 1A.   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 10-K or the Company’s Registration Statement on Form S-1, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

In January 2009, as amended in September 2009, the Company authorized up to $100,000 six month, 10% Series “A” Senior (non-subordinated) Debentures to be issuable.

From July 2009 – September 2009, the Company issued 11 10% Series “A” Senior (non-subordinated) Debentures for $4,750 each.  Each mature within in six months of issue.  In December 2009, a debenture and its related debt premium, valued at $5,000, were reclassified as convertible debt.

All debt in relation to the Debentures has become due either in March or April 2010.  Management is working with these note holders to extend the terms for a year, but these terms have not been finalized.

In October 2009, the Company entered into a promissory note for $5,000 due in January 2010 which carries 10% interest per annum.  Management is working with this not holder to extern the terms for a year, but these terms have not been finalized.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

None.

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

U.S. NATURAL NUTRIENTS AND

MINERALS, INC.

Dated:

May 7, 2010

By     /s/ Paul Hait

Paul Hait

Chief Executive Officer and Director

Dated:

May 7 2010

By       /s/ Dennis Cullison

Dennis Cullison

Principle Financial Officer, President and Director