Form 10-Q
period 2010-06-30
U.S. Natural Nutrients & Minerals, Inc.
filed 2010-08-16
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2010

Commission File Number: 333-154912

U.S. NATURAL NUTRIENTS AND MINERALS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6460 Medical Center St. Suite 230 Las Vegas, NV	89148
(Address of principal executive offices)	(Zip code)

(702) 888-1450, ext 281
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes ☐ No ☒.

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

There were 11,226,168 shares of common stock outstanding as of August 9, 2010.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. NATURAL NUTRIENTS & MINERALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30, 2010	December 31 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$3,993	$5,727
Note receivable	200	200
Notes receivable, related party including interest of $731
as of December 31, 2009, respectively.	-	29,231
Prepaids	9,204	18,408
Inventory	5,001	6,241
Total current assets	18,398	59,807

Total assets	$18,398	$59,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,052	$65,768
Loan payable, current	5,100	5,100
10% Series A Senior (non-subordinated) debentures, net of $0 and $724 debt premium as of June 30, 2010 and December 31, 2009	50,000	49,276
Total current liabilities	83,152	120,144

Loans payable, long term	20,000	20,000
Convertible debt, long term	20,119	20,119
Total liabilities	123,271	160,263

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares;
issued and outstanding: none as of June 30, 2010
and December 31, 2009, respectively	-	-
Common stock: $0.001 par value; authorized 300,000,000 shares;
issued and outstanding: 10,869,502 and 5,911,167
as of June 30, 2010 and December 31, 2009, respectively	10,869	5,911
Additional paid-in capital	384,091	169,302
Common stock payable	-	25,000
Accumulated deficit during the development stage	(499,833)	(300,669)
Total stockholders' deficit	(104,873)	(100,456)

Total liabilities and stockholders' deficit	$18,398	$59,807

The accompanying notes are an integral part of these interim financial statements.

U.S. NATURAL NUTRIENTS & MINERALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Six Months		From inception
	June 30,	June 30,	June 9, 2008 to
	2010	2009	June 30, 2010

Revenues	$9,237	$-	$9,237
Cost of goods sold	2,310	-	1,564
	6,927		6,927

General, selling and administrative expenses	201,676	48,732	460,276

Operating loss	(194,749)	(48,732)	(453,457)

Other income (expense):
Interest income	925	147	1,844
Interest expense	(5,340)	(478)	(10,564)
	(4,415)	(331)	(8,720)
Net Loss	$(199,164)	$(49,063)	$(462,177)

Net loss per common share
- basic and diluted	$(0.03)	$(0.01)

Weighted average number of common
shares outstanding	6,515,067	4,270,000

The accompanying notes are an integral part of these interim financial statements.

U.S. NATURAL NUTRIENTS & MINERALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW

(UNAUDITED)

			From inception
	June 30,	June 30,	June 9, 2008 to
	2010	2009	June 30, 2010
Cash Flows from Operating Activities:
Net Loss	$(199,164)	$(49,063)	$(499,833)
Stock for services	172,000	-	254,813
Accretion of debt premium and interest	724	-	2,750
Contributed capital to COGS	690	-	1,564
Expenses paid by stockholder contribution	5,807	-	5,807
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease note receivable	29,231	(30,368)	(200)
(Increase) decrease prepaids	9,204	(3,325)	(9,203)
(Increase) decrease inventory	1,240	(2,340)	(5,001)
Increase (decrease) accounts payable and accrued expenses	(37,716)	18,432	26,170

Net cash used in operating activities	(17,984)	(66,664)	(224,007)

Cash flows used in Investing Activities:	-	-	-

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	-	(2,000)	(12,000)
Loans payable	-	-	39,000
Loan payable, related party	-	-	100
Common stock issued for cash	16,250	103,100	133,650

Net cash provided by financing activities	16,250	101,100	228,000

Net increase (decrease) in cash	(1,734)	34,436	3,993
Cash, beginning of year	5,727	542	-
Cash, end of year	$3,993	$34,978	$3,993

Cash paid for:
Interest	$1,008	$-	$1,337

Supplemental schedule of non-cash Investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible – customer list	$-	$-	$25,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$25,000	$-	$25,000
Contributed capital by shareholder, used to pay expenses	$5,807	$-	$5,807

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $199,164 for the six months ended June 30, 2010, and a working capital deficiency of $64,754 at June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the period ended June 30, 2010. It does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the period ended June 30, 2010. It does not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The Company adopted this guidance for the period ended June 30, 2010. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

Note 2. Notes Receivable - Related Party

During the 2nd quarter 2010, the Company loaned its Principle Financial Officer/President an additional $5,000, which brought that balance due of $37,656. The note was to mature on March 1, 2011 and was to bear a 5% interest per annum. As of June 30, 2010, management elected to convert the notes receivable from officers to compensation. The entire balance including accrued interest has been fully expensed.

Note 3. Loans and Debentures Payable

In January 2009, as amended in September 2009, the Company authorized up to $100,000 six month, 10% Series “A” Senior (non-subordinated) Debentures to be issuable.

As of June 30, 2010, the Company have accreted $724 of debt premium and recognized $2,500 in accrued interest and we have 10 debentures issued at $4,750 each which comes to $47,500 plus accrued interest for a total of $50,000.  Each mature within six months of issue.

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

During the second quarter 2010, 4,450,000 shares were issued for payables due valued at $0.01 for $43,500 and .056 for $56,000.

As of June 30, 2010, the Company has 10,869,502 shares of common stock issued and outstanding.

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

Overview

U.S. Natural Nutrients and Minerals, Inc. (the “Company”), primarily focus on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.

The development of these mining activities will require that the Company raise significant additional capital.  As a first step in that process, the Company plans to seek to raise up to $1,000,000 through a private placement of the Company’s securities.  There is no guarantee that this placement will be successful, or if successful, it will raise the desired amount or be on terms and conditions which are beneficial to the Company.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the six-months ended June 30, 2010 and 2009.

SIX-MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX-MONTHS ENDED JUNE 30, 2009.

	June 30,	June 30,
Results of Operations	2010	2009	$ Change	% Change
Revenue	$9,237	$-	$9,237	100%
Cost of sales	(2,310)	-	(2,310)	(100%)
	6,927	-	6,927	100%
General and administrative expenses	(201,676)	(48,732)	(152,944)	(314%)
Operating loss	$(194,749)	$(48,732)	$(108,362)	(300%)

During the six months ended June 30, 2010, we recognized expenses of $201,676 an increase of 314% from the six months ended June 30, 2009.  Professional and legal fees of approximately $98,890 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2010	2009	$ Change	% Change
Cash	$3,993	$5,727	$(1,734)	(30%)
Accounts payable and accrued expenses	$28,052	$65,768	$46,942	(57%)
Total current liabilities	$83,152	$120,144	$47,666	(31%)
Cash proceeds from the sale of common stock	$16,250	$117,400	$(101,150)	(86%)

As of June 30, 2010, cash and cash equivalents totaled $3,993.  This cash position was the result of a result of net cash provided by financing activities in the amount of $16,250, offsetting net cash used in operating activities in the amount of $17,984.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $199,164 for the six months ended June 30, 2010, and a working capital deficiency of $64,754 at June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2010.

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

From July 2009 – September 2009, the Company issued 10 10% Series “A” Senior (non-subordinated) Debentures for $4,750 each.  Each mature within in six months of issue.  In December 2009, a debenture and its related debt premium, valued at $5,000, were reclassified as convertible debt.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

U.S. NATURAL NUTRIENTS AND MINERALS, INC.

Dated: August 13, 2010	By:	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated: August 13, 2010	By:	/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director