Form 10-K
period 2010-12-31
U.S. Natural Nutrients & Minerals, Inc.
filed 2011-03-30
CIK 1445815

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _______________ to _______________

Commission File Number: 333-154912

U.S. NATURAL NUTRIENTS AND MINERALS, INC.
(formerly known as America’s Driving Ranges, Inc.)
(Exact name of small Business Issuer as specified in its charter)

Nevada	26-2797630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6460 Medical Center St. Ste 230
Las Vegas, NV	89148
(Address of principal executive offices)	(Zip Code)

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
Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ ] Yes [X] No

Registrant’s revenues for its most recent fiscal year: $16,132.00

As of March 25, 2011, the aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $5,947,105 and there are 0 shares of preferred stock issued and there are 21,239,661 shares of common stock issued.

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

PART I

ITEM 1.    BUSINESS

Overview

U.S. Natural Nutrients and Minerals, Inc. (the “Company”), was organized on June 9, 2008.  The Company’s focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company commenced its mining activities in 2009, the Company entered into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located land located in the southwestern part of southern Nevada not far from the town of Panaca.

The Company has commenced a sales and marketing program of the product extracted in the mining process under the name “Excelerite”.  Engineers employed by the Company estimate that the claims, which are the subject of the M Strata Agreement may contain one hundred million tons of Calcium Montmorillonite material.  The Company believes that Excelerite may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite grow healthier and produce more. The naturally chelated nutrients and minerals in Exceleritemay enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. Micro “Excelerite", a supplement form of Excelerite, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company intends to market the product through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  Two of the Company’s directors, Paul Hait and Dennis Cullison, have been marketing the product to agricultural customers in Oregon.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Excelerite”.  The human supplement business was transferred into a wholly owned subsidiary called Bio-Multimin, Inc. in 2010.

The Company’s wholly owned subsidiary “Bio Multimin, Inc.” (a Nevada corporation) was formed on July 31, 2010.  Bio Multimin, Inc. has the same address and the same Officers and Directors as its parent company USNNM.  Its’ e-commerce website is:  www.biomultimin.com.

Employees

As of December 31, 2010, the Company had two employees.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company rents office space at 6460 Medical Center St., Suite 230, Las Vegas, Nevada 89148

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock trades over the counter pink sheets.   As of December 31, 2010, there were 11,474,779 shares outstanding.

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

Awards

As of December 31, 2010, four awards, totaling 510,000 shares, had been made under the 2010 Plan.

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

Recent Sales of Unregistered Securities

During the the year ended 2010, 4,970,000 shares were issued for services valued at $0.04 per share for a total of $198,500.

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

RESULTS OF OPERATIONS

U.S. Natural Nutrients and Minerals, Inc. was incorporated on June 9, 2008, and as such has no meaningful results of operations for the period ended December 31, 2010.

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 2010 and December 31, 2009.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009.

	December 31,	December 31,
Results of Operations	2010	2009	$ Change	% Change
Revenue	$16,132	$-	$16,132	100%
Cost of sales	(4,034)	-	(4,034)	(100%)
	12,098	-	12,098	100%
General and administrative expenses	(341,130)	(272,149)	(208,019)	(25%)
Operating loss	$(329,033)	$(272,149)	$(86,883)	(21%)

During the year ended December 31, 2010, we recognized expenses of $341,130 an increase of 25% from the year ended December 31, 2009.   The jump in expenses is a direct result of becoming a public company.  Professional and legal fees of approximately $195,883 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus in October 2009. During the year ended December 31, 2009, we have incurred approximately $22,700 in advertising expenses and $25,000 for the purchase of the website costs associated with Herb Vita, Inc.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2010	December 31, 2009	$ Change	% Change
Cash	$22,755	$5,727	$17,028	297%
Accounts payable and accrued expenses	$69,615	$65,768	$3,847	6%
Total current liabilities	$109,615	$120,144	$(10,529)	(9%)
Cash proceeds from the sale of common stock	$136,900	$117,400	$27,000	23%

As of December 31, 2010, cash totaled $22,755.  This cash position was the result of net cash provided by financing activities in the amount of $146,532, offsetting by net cash used in operating activities in the amount of $75,804.

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

Going Concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenues sufficient to cover its operational costs and allow it to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $336,470 for the year ended December 31, 2010, and a working capital deficiency of $60,337 at December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

We have two long-term promissory notes due in 2012 with an aggregate principal balance of $27,132.

The Company has a contractual obligation appertaining to its mining activities on mining claims owned by M Strata, LLC ,whose principal owners are Paul Hait and Dennis Cullison.  Paul Hait and Dennis Cullison are directors of the Company.

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

DECEMBER 31, 2010
DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of U.S. Natural Nutrients and Minerals, Inc. (formerly America’s Driving Range, Inc.) (a development stage company)and Subsidiary as of December 31, 2010 and  2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from inception, (June 9, 2008) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Natural Nutrients and Minerals, Inc. (formerly America’s Driving Range, Inc.) (a development stage company) and Subsidiary as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and December 31, 2009 and for the period from inception (June 9, 2008) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Paritz & Company, P.A.
Hackensack, New Jersey
March 29, 2011

U.S. NATURAL NUTRIENTS & MINERALS, INC.AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
2010		2009

ASSETS

CURRENT ASSETS
Cash	$22,755	$5,727
Note receivable	200	200
Notes receivable, related party including interest of $731
respectively.	-	29,231
Prepaids	-	18,408
Inventory	7,487	6,241
Total current assets	80,731	59,807

PROPERTY AND EQUIPMENT, net	50,289	-

Total assets	$80,731	$59,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$69,615	$65,768
Loan payable, current	-	5,100
10% Series A Senior (non-subordinated) debentures, net of $0	40,000	49,276
and $724 debt premium as of December 31, 2010 and December 31, 2009
Total current liabilities	109,615	120,144

Loans payable, long term	27,132	20,000
Convertible debt, long term	-	20,119
Total liabilities	136,746	160,263

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares;
issued and outstanding: none as of December 31, 2010
and December 31, 2009, respectively	-	-
Common stock: $0.001 par value; authorized 300,000,000 shares;
issued and outstanding: 11,474,779 and 5,911,167
as of December 31, 2010 and December 31, 2009, respectively	11,474	5,911
Additional paid-in capital	569,649	169,302
Common stock payable	-	25,000
Accumulated deficit during the development stage	(637,139)	(300,669)
Total stockholders' deficit	(56,016)	(100,456)

Total liabilities and stockholders' deficit	$80,731	$59,807

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS & MINERALS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	December 31, 2010	December 31, 2009	From inception June 9, 2008 to December 31, 2010

Revenues	$16,132	$-	$16,132
Cost of goods sold	4,034	-	4,034
	12,098	-	12,098

General, selling and administrative expenses	341,130	272,149	634,083

Operating loss	(329,033)	(272,149)	(621,985)

Other income (expense):
Interest income	925	919	1,844
Interest expense	(8,363)	(5115)	(13,586)
	(7,437)	(4,196)	(11,742)
Net Loss	$(336,470)	$(276,345)	$(637,149)

Net loss per common share
- basic and diluted	$(0.04)	$(0.04)

Weighted average number of common
shares outstanding	9,014,611	4,270,000

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC. AND SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period June 9, 2008 (date of inception) to December 31, 2010

					Accumulated
					Deficit
			Additional	Common	During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance June 9, 2008 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for founders shares	4,270,000	4,270	-	-	-	4,270

Net loss at December 31, 2008	-	-	-	-	(24,324)	(24,324)

Balance December 31, 2008	4,270,000	4,270	-	-	(24,324)	(20,054)

Issuance of common stock for cash	1,156,167	1,156	116,244	-	-	117,400

Issuance of common stock for services	235,000	235	9,900	-	-	10,135

Issuance of common stock for intangible asset	250,000	250	24,750	-	-	25,000

Stock payable for consulting for services	-	-	-	25,000	-	25,000

Warrants issued for prepaid consulting services	-		18,408	-	-	18,408

Net loss at December 31, 2009	-	-	-	-	(276,345)	(276,345)

Balance December 31, 2009	5,911,167	5,911	169,302	25,000	(300,669)	(100,456)

Issuance of common stock for cash	510,498	511	136,389	-	-	136,900

Issuance of common stock for services	4,970,000	4,970	218,530	(25,000)	-	198,500

Issuance of common stock for equipment	26,666	27	7,473	-	-	7,500

Issuance of common stock for debt	56,448	56	31,457	-	-	31,513

Inventory contributed to Company by shareholder			6,498	-	-	6,498

Net loss at December 31, 2010	-	-	-	-	(336,470)	(336,470)
Total Stockholders’ Deficit	11,474,779	11,474	569,649	-	(637,139)	56,016

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS & MINERALS, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

			From inception
	December 31,	December 31,	June 9, 2008 to
	2010	2009	December 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(336,470)	$(276,345)	$(637,139)
Depreciation	3,411		3,411
Stock issued for services	198,500	60,135	262,905
Accretion of debt premium and interest	724	2,145	2,869
Contributed capital	690	-	690
Expenses paid by stockholder capital contribution	5,807	-	5,807
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
(Increase) decrease note receivable	29,231	(29,231)	-
(Increase) decrease prepaids	18,408	(15,921)	2,487
(Increase) decrease inventory	(1,246)	(6,241)	(7,487)
Increase (decrease) accounts payable and accrued expenses	5,141	62,993	84,630

Net cash used in operating activities	(75,804)	(202,465)	(281,827)

Cash flows used in Investing Activities: Capital expenditures	(46,200)	-	(53,700)
Net cash used in investing activities	(46,200)		(53,700)
Cash flows from Financing Activities:
Proceeds from Convertible debt	-	15,000	15,000
Proceeds from Series A Debentures	-	52,250	52,250
Payment of loan payable and debentures		(12,000)	(12,000)
Proceeds from Loans payable	-	35,000	39,000
Proceeds from Loan payable, related party	2,132	-	2,232
Common stock issued for cash	136,900	117,400	261,800

Net cash provided by financing activities	139,032	207,650	358,282

Net increase (decrease) in cash	17,028	5,185	22,755
Cash, beginning of year	5,727	542	-
Cash, end of year	$22,755	$5,727	$22,755

Cash paid for:
Interest	$1,008	$329	$1,337

Supplemental schedule of non-cash Investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$100	$100
Loan reclassified to accounts payable		$2,000	$2,000
Loan receivable reclassified to accounts payable	$-	$15,721	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$5,000	$5,000
Common stock issued for intangible – customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$30,000	$-	$30,000
Common stock issued for equipment	$7,500
Common stock issued for inventory	$6,498
Warrants issued for prepaid consulting services	$-	$18,408	$24,750
Stock payable issued (redeemed)	$(25,000)	$-	$25,000
Contributed capital by shareholder, used to pay expenses	$5,807	$-	$5,807

The accompanying notes are an integral part of these financial statements.

U.S. NATURAL NUTRIENTS AND MINERALS, INC.AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

U.S. Natural Nutrients and Minerals, Inc. was incorporated in the state of Nevada on June 9, 2008.

The Company currently has limited operations and, in accordance with Financial Accounting Standard Board Codification (“FASB ASC”) is classified as a Development Stage Entity. The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U.S. Natural Nutrients and Minerals, Inc.

Basis of Financial Statement Presentation

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bio Multimin, Inc  All significant intercompany accounts and transactions have been eliminated.

BUSINESS DESCRIPTION

U.S. Natural Nutrients and Minerals, Inc. (the “Company”), formerly known as America’s Driving Ranges, Inc. was originally organized on June 9, 2008 to develop a high-tech driving range in the Coachella Valley of California and to eventually develop or license other sites with a unique combination of facilities and services.   On October 23, 2009, the Company changed its business plan in order to primarily focus on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product

Revenue Recognition

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $336,470 for the year ended December 31, 2010, and a working capital deficiency of $60,337 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Recently Adopted and Recently Issued Accounting Guidance

Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance for the year ended December 30, 2010. It does not have a material impact on the consolidated financial statements.

In June 2009, the FASB issued authoritative guidance amending existing guidance. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company adopted this guidance for the year ended December 31, 2010. It does not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The Company adopted this guidance for the period ended December 31, 2010. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended December 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

Note 3. Loans and Debentures Payable

As of December 31, 2010, the Company has accreted $724 of debt premium and recognized $2,500 in accrued interest and we have 8 debentures issued at $4,750 each which comes to $47,500 plus accrued interest for a total of $40,000.  Each mature within six months of issue.

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

Note 4. Common Stock

The Company’s authorized preferred stock is 50,000,000 with a $0.001 par value and common stock is 300,000,000 common shares with $0.001 par value.

During the year ended December 31, 2010 2010, 5,563,612 shares were issued as follows:

Description	# of Shares	Par Value	APIC	Payable	Amount

Issuance of common stock for cash	510,498	511	136,389	-	136,900

Issuance of common stock for services	4,970,000	4,970	218,530	(25,000)	198,500

Issuance of common stock for equipment	26,666	27	7,473	-	7,500

Issuance of common stock for debt	56,448	56	31,457	-	31,513

As of December 31, 2010, the Company has 11,474,779 shares of common stock issued and outstanding.

Note 5. Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2010 a stockholder of the Company has personally paid for inventory for resale thus creating a note payable to him with 4% interest calculated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT.  INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●
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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

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

Name	Age	Position

Paul Hait	70	Director, Chairman &Secretary
Dennis Cullison	50	Director, President & Treasurer

Paul Hait (70) Mr. Hait has been Secretary, Vice President of R&D and a director of the Company since 2009.  Mr. Hait currently lives in Bend, Oregon with his wife Elizabeth of 46 years. He is a Class of 62 Stanford Graduate. He holds a BS Degree in Mechanical Engineering with a minor in Industrial Design.  In 1960 he won an Olympic Gold Medal in World Record time swimming the 100 Meter Breaststroke Leg in the 4x100 Medley Relay in Rome, Italy. He holds over 50 patents in such diversified fields as Ultra High Vacuum systems and components (Varian Associates, Inc.), to the Pyromid Outdoor Cooking Systems and other notable innovations. For the past 5 years, Mr. Hait has been involved in the product develop consulting business for a number of startup companies.  During his business career Mr. Hait has traveled extensively throughout the World. His proven product development, patenting, business consulting, seasoned management, corporate contacts, and business founding and financing experiences are highly recognized and respected in the Business World.

Dennis Cullison (50) Mr. Cullison has been the Treasurer, Vice President of Operations and a director of the Company since 2009. Mr. Cullison resides in Bend, Oregon. Mr. Cullison graduated in 1978 from Benson Polytechnic High School.  Mr. Cullison attended Portland State University and Portland Community College where he received his Business Degree, Certificate in Computer Programming and Certificate in Graphic Arts.  Prior to joining the Company he was the Secretary and Chief Financial Officer and a Director of HERB-VITA, Inc. and the co-founder of US Organic Marketing, LLC, the company that brought the EXCELERITE product opportunity to the our Company. He is active in developing the operations systems for controlling product production, tracking product sales and overseeing the Web design to promote and sell our products world-wide.  Prior to becoming involved with Herb Vita and US Organics, Mr. Cullison co-designed, patented and developed the third brake light (above the rear window) innovation for automobiles. This product afforded Mr. Cullison the opportunity to travel world-wide promoting his and become familiar with a host of foreign customs and business practices.

In April, 2010, former Directors James Harrison, Jay Lofthouse and Gary Ketelson resigned from the Board of Directors and James Harrison also resigned as President of the Company in order to pursue other personal interests.

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

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any salary and none is due or payable. We currently have no formal written salary arrangement with any of our officers or directors. Notwithstanding, any or all of our officers and /or directors may receive a salary or other compensation for services that they provide to the Company in the future.  No retirement, pension, profit sharing or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees. The Company did adopt its 2010 Employee, Director and Consultant Stock Plan in January 2010 (see Item 5, above).

Paul Hait, Chairman and Dennis Cullison, President  were each awarded shares of unregistered common stock of the Company by the Board of Directors of the Company to compensate each of them for all of their past services to the Company and for all of the services to be rendered by them to the Company for calendar year of 2011.  Paul Hait received 2,250,000 shares, Dennis Cullison received 2,500,000 shares.  Our corporate counsel, received 2,000,000 shares for all past unpaid and for all day to day legal services to be preformed during 2011 to the Company.  A consultant to the Company, received 2,000,000 shares for significant administrative services for past unpaid services and for future administrative services to be provided by him for 2011 to the Company.  Such distribution of shares of unregistered common stock of the Company shall be in lieu of any salary or bonus or cash payment for services and is in full consideration of all services provided to the Company by each of said persons in full consideration for all services to be rendered to the Company for calendar year 2011. The Company is unable to pay currently said persons with money for their significant services to the Company and therefore since said persons are willing to accept unregistered common stock subject to certain restrictions which are set forth hereinafter, which will restrict the sale of said unregistered common stock, the Company has agreed with each of said parties to issue them the aforementioned number of shares.  The issuance of said shares shall, in addition to the usual legend set forth on the shares indicating that they have not been registered pursuant to the Securities Act of 1933, there shall also be an additional  restrictive legend which shall provide that the “shares represented by such certificate may not be sold or transferred prior to June 30, 2012, except in the event that the Company is sold or there is a transfer of control of the Company before said date; and provided that the shares may be transferred or sold to an immediate family member for estate planning purposes or otherwise but any such transfer to an immediate family member shall not affect or change the restrictions set forth herein and other than that one time transfer to an immediate family member no other transfers by such immediate family member will be permitted.”  The shares to be issued shall be in lieu of any salary or other compensation for services rendered to the Company by each of the four persons during calendar year 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2010 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2010 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock $0.001 par value	Paul Hait 156 NW Phil’s Loop Bend, OR 97701	Secretary, Director	1,400,500	12.20

Common Stock $0.001 par value	Dennis Cullison 18614 Riverwoods Dr. Bend, OR 97702	Treasurer, Director	1,550,000	13.50

Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		2,950,500	25.70

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

(2)	Based on 11,474,779 shares of our Common Stock outstanding as of December 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

The Company has commenced its mining activities.  The Company entered into an agreement in 2009 with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  M Strata’s principal owners are Paul Hait and Dennis Cullison.  Paul Hait and Dennis Cullison are directors of the Company.

Director Independence

As of December 31, 2010, Messrs. Hait and Cullison are not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over the Counter Pink Sheets. The Over the Counter Pink Sheets does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2010 was approximately $6,290. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2010 was approximately $6,495.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2010 and 2009 was approximately $ 775and $ 0, respectively.

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010 and 2009 and the period from inception (June 9, 2008) to December 31, 2009 (audited)

Statements of Stockholders’ Deficit from inception (June 9, 2008) to December 31, 2010 (audited)

Statement of Cash Flows for the years ended December 31, 2010and 2009 and the period from inception (June 9, 2008) to December 31, 2009 (audited)

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

U.S. Natural Nutrients & Minerals, Inc.
(Registrant)

By  /s/ Dennis Cullison
Dennis Cullison
President/Treasurer, Chief Financial Officer, Principal Financial Officer and Director

Date  March 30, 2010

By /s/ Paul Hait
Paul Hait
Secretary, Chief Executive Officer, Principal Executive Officer and Director

Date   March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By  /s/ Dennis Cullison
Dennis Cullison
President/Treasurer, Chief Financial Officer, Principal Financial Officer and Director

Date  March 30, 2010

By  /s/ Paul Hait
Paul Hait
Secretary, Chief Executive Officer, Principal Executive Officer and Director

Date March 30, 2010