Form 10-K/A
period 2010-12-31
U.S. Natural Nutrients & Minerals, Inc.
filed 2011-04-01
CIK 1445815

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

Paritz & Company, P.A.
Hackensack, New Jersey
March 29, 2011

U.S. NATURAL NUTRIENTS & MINERALS, INC.AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
2010		2009

ASSETS

CURRENT ASSETS
Cash	$22,755	$5,727
Note receivable	200	200
Notes receivable, related party including interest of $731
respectively.	-	29,231
Prepaids	-	18,408
Inventory	7,487	6,241
Total current assets	80,731	59,807

PROPERTY AND EQUIPMENT, net	50,289	-

Total assets	$80,731	$59,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$69,615	$65,768
Loan payable, current	-	5,100
10% Series A Senior (non-subordinated) debentures, net of $0	40,000	49,276
and $724 debt premium as of December 31, 2010 and December 31, 2009
Total current liabilities	109,615	120,144

Loans payable, long term	25,000	20,000
Loans payable - related party	2,132	-
Convertible debt, long term	-	20,119
Total liabilities	136,746	160,263

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock: $0.001 par value; authorized 50,000,000 shares;
issued and outstanding: none as of December 31, 2010
and December 31, 2009, respectively	-	-
Common stock: $0.001 par value; authorized 300,000,000 shares;
issued and outstanding: 11,474,779 and 5,911,167
as of December 31, 2010 and December 31, 2009, respectively	11,474	5,911
Additional paid-in capital	569,649	169,302
Common stock payable	-	25,000
Accumulated deficit during the development stage	(637,139)	(300,669)
Total stockholders' deficit	(56,016)	(100,456)

Total liabilities and stockholders' deficit	$80,731	$59,807

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

Note 5. Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2010 a stockholder of the Company has personally paid for inventory for resale thus creating a note payable in the amount of $2,132 with 4% interest calculated.

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

Date   March 31, 2011

By /s/ Paul Hait
Paul Hait
Secretary, Chief Executive Officer, Principal Executive Officer and Director

Date    March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By  /s/ Dennis Cullison
Dennis Cullison
President/Treasurer, Chief Financial Officer, Principal Financial Officer and Director

Date   March 31, 2011

By  /s/ Paul Hait
Paul Hait
Secretary, Chief Executive Officer, Principal Executive Officer and Director

Date March 31, 2011