Form 10-Q
period 2011-03-31
U.S. RARE EARTH MINERALS, INC
filed 2011-05-13
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2011

Commission File Number: 333-154912

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
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
Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes ☒ No ☐.

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

There were 65,328,975 shares of common stock outstanding as of May 13, 2011.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

 ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$78,269	$22,755
Note Receivable	200	200
Inventory	8,471	7,487
Total current assets	86,940	30,442

Property and Equipment, Net	86,337	50,289

Total assets	173,277	80,731

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,512	$69,615
10% Series A Senior (non-subordinated) debentures	25,000	40,000
Loan payable, current	25,000	-
Total current liabilities	114,512	109,615

Loans payable - long term	-	25,000
Loan payable - related party	-	2,132
Total liabilities	114,512	136,747

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized,
21,239,661 and 11,474,779 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	21,486	11,474
Additional paid-in capital	1,401,174	569,649
Accumulated deficit during the development stage	(1,363,895)	(637,139)
Total stockholders' equity(deficit)	58,765	(56,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$173,277	$80,731

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months		From inception
	March 31,	March 31,	June 9, 2008 to
	2011	2010	March 31, 2011

REVENUES	$7,931	$2,758	$24,062
Cost of goods sold	1,983	690	6,016
	5,948	2,068	18,046

General, selling and administrative expenses	728,734	76,304	1,366,228

Operating Loss	(722,786)	(74,236)	(1,348,182)

Other income (expense):
Interest income	-	536	1,843
Interest expense	(3,970)	(2,965)	(17,556)
	(3,970)	(2,429)	(15,713)
Net Loss	$(726,756)	$(76,665)	$(1,363,895)

Net loss per common share - basic and diluted	$(0.04)	$(0.01)

Weighted average of common shares outstanding	19,650,555	6,059,668

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
			From inception
	March 31,	March 31,	June 9, 2008 to
	2011	2010	March 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(726,756)	$(76,665)	$(1,363,895)
Depreciation	4,541	-	7,952
Stock for services	673,750	7,500	936,655
Accretion of debt premium and interest	-	724	2,869
Contributed capital to COGS	-	690	690
Expenses paid by stockholder contribution	-	(8,475)	5,807
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Decrease notes receivable	-	(8,036)
Decrease prepaids	-	4,602	2,487
Decrease inventory	(984)	-	(8,470)
Increase accounts payable and accrued expenses	(5,103)	46,942	79,526

Net cash used in operating activities	$(54,552)	$(24,933)	$(336,379)
Cash flows used in Investing Activities:
Capital expenditures	(40,589)	-	(94,289)

Net cash used in investing activities	(40,589)	-	(94,289)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	(17,132)	-	(29,132)
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Common stock issued for cash	160,787	22,747	429,587
Net cash provided by financing activities	150,655	22,747	508,937

Net increase (decrease) in cash	55,514	(2,186)	78,269
Cash, beginning of year	22,755	5,727	-
Cash, end of year	$78,269	$3,541	$78,269

Cash paid for:
Interest	$-	$504	$1,337
Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$25,000	$65,500
Contributed capital by shareholder, used to pay expenses	$-	$8,475	$5,807

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2011 and the three months ended March 31, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2011.

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) was incorporated in the state of Nevada on June 9, 2008.

The Company currently has limited operations and, in accordance with Financial Accounting Standard Board Codification (“FASB ASC”) Development Stage Entities topic. The Company has been in the development stage since its formation and has realized minimal revenues from its operations.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.)

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $726,756 for the three months ended March 31, 2011, and a working capital deficiency of $27,572 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 65,328,975 shares of common stock outstanding as of May 13, 2011.

On April 12, 2011, the Company announced that the board of directors approved a 3 for 1 forward split of the shares of common stock issued and outstanding effective May 2, 2011.

Note 3.Subsquent Events

On April 12, 2011, the Company announced that the board of directors voted to change the name of the company to U.S. Rare Earth Minerals, Inc.  Also on April 12, 2011, the Company announced that the board of directors voted to approve a forward split of the common stock of the Company 3 for 1, effective May 2, 2011.  On April 21, 2011, the Company confirmed this name change with the Financial Industry Regulatory Authority “FINRA”.

Note 4. Officers and Directors Compensation

Paul Hait, Chairman and Dennis Cullison, President  were each awarded shares of unregistered common stock of the Company by the Board of Directors of the Company to compensate each of them for all of their past services to the Company and for all of the services to be rendered by them to the Company for calendar year of 2011.  Paul Hait received 2,250,000 shares, Dennis Cullison received 2,500,000 shares.  Our corporate counsel, received 2,000,000 shares for all past unpaid and for all day to day legal services to be performed during 2011 to the Company.  A consultant to the Company, received 2,000,000 shares for significant administrative services for past unpaid services and for future administrative services to be provided by him for 2011 to the Company.  Such distribution of shares of unregistered common stock of the Company shall be in lieu of any salary or bonus or cash payment for services and is in full consideration of all services provided to the Company by each of said persons in full consideration for all services to be rendered to the Company for calendar year 2011. The Company is unable to pay currently said persons with money for their significant services to the Company and therefore since said persons are willing to accept unregistered common stock subject to certain restrictions which are set forth hereinafter, which will restrict the sale of said unregistered common stock, the Company has agreed with each of said parties to issue them the aforementioned number of shares.  The issuance of said shares shall, in addition to the usual legend set forth on the shares indicating that they have not been registered pursuant to the Securities Act of 1933, there shall also be an additional  restrictive legend which shall provide that the “shares represented by such certificate may not be sold or transferred prior to June 30, 2012, except in the event that the Company is sold or there is a transfer of control of the Company before said date; and provided that the shares may be transferred or sold to an immediate family member for estate planning purposes or otherwise but any such transfer to an immediate family member shall not affect or change the restrictions set forth herein and other than that one time transfer to an immediate family member no other transfers by such immediate family member will be permitted.”  The shares to be issued shall be in lieu of any salary or other compensation for services rendered to the Company by each of the four persons during calendar year 2011.

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

Overview

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) (the “Company”), primary focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.

The Company plans to sell additional shares of unregistered common stock to raise money additional operating capital.  There is no guarantee the Company will be successful in selling additional shares to raise funds for additional operating capital, or if successful, it will raise the desired amount or be on terms and conditions which are beneficial to the Company.

Plan of Operation

The Company contemplates marketing and selling the product extracted in the mining process under the name “Excelerite®”.  The Company believes that Excelerite® may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. BioMultimin, a supplement form of Excelerite®, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company intends to market the product through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  Two of the Company’s directors, Paul Hait and Dennis Cullison, have been marketing the product to agricultural customers in Oregon and throughout the United States.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Nutrilite” and Biomultimin.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the three-months ended March 31, 2011 and 2010.

THREE-MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2010.

	March 31,	March 31,
Results of Operations	2011	2010	$ Change	% Change
Revenue	$7,931	$2,758	$5,173	188%
Cost of sales	(1,983)	(690)	(1,293)	(187%)
	5,948	2,068	3,880	188%
General and administrative expenses	(728,734)	(76,304)	(652,430)	(855%)
Operating loss	$(722,786)	$(74,236)	$(648,550)	(874%)

During the three months ended March 31, 2011, we recognized expenses of $728,734 an increase of 855% from the three months ended March 31, 2010.  Professional and legal fees of approximately $316,610 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2011	2010	$ Change	% Change
Cash	$78,269	$22,755	$55,514	244%
Accounts payable and accrued expenses	$64,512	$69,615	$(5,103)	(7%)
Total current liabilities	$114,512	$109,615	$4,897	(4%)
Cash proceeds from the sale of common stock	$127,287	$136,900	$(9,613)	(7%)

As of March 31, 2011, cash and cash equivalents totaled $78,269.  This cash position was the result of a result of net cash provided by financing activities in the amount of $150,655, offsetting net cash used in operating activities in the amount of $54,552.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $726,756 for the three months ended March 31, 2011, and a working capital deficiency of $27,572 at March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

As of March 31, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

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

ITEM 1A.   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

Except as disclosed herein or as disclosed on Form 10K filed by the Company for the period ended December 31, 2010 or the Company’s Registration Statement on Form S-1, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The name change and forward stock split were approved by consent of the shareholders owning a majority of the outstanding common stock of the Company

ITEM 5.     OTHER INFORMATION

None

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

U.S. RARE EARTH MINERALS, INC (Formerly known as U.S. Natural Nutrients & Minerals, Inc)

Dated: May 13, 2011	By:	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated: May 13, 2011	By:	/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director