Form 10-Q
period 2011-06-30
U.S. RARE EARTH MINERALS, INC
filed 2011-08-15
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2011

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

There were 66,918,081 shares of common stock outstanding as of August 11, 2011.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

 ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$205,024	$22,755
Note Receivable	200	200
Inventory	8,687	7,487
Total current assets	213,911	30,442

Property and Equipment, Net	140,702	50,289

Total assets	354,613	80,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$112,604	$69,615
10% Series A Senior (non-subordinated) debentures	25,000	40,000
Accrued interest	10,032	-
Loan payable, current	25,000	-
Total current liabilities	172,636	109,615

Loans payable - long term	-	25,000
Loan payable - related party	-	2,132
Total liabilities	172,636	136,747

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized,
66,918,081 and 11,474,779 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	66,178	11,474
Additional paid-in capital	1,619,081	569,649
Accumulated deficit during the development stage	(1,503,282)	(637,139)
Total stockholders' equity (deficit)	181,977	(56,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$354,613	$80,731

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended		From inception
	June 30,	June 30,	June 30,	June 30,	June 9, 2008 to
	2011	2010	2011	2010	June 30, 2011

REVENUES	$32,087	$6,478	$40,017	$9,237	$56,149
Cost of goods sold	8,022	1,620	10,005	2,310	14,038
	24,065	4,858	30,012	6,927	42,111

General, selling and administrative expenses	162,830	125,371	891,563	201,676	1,529,058

Operating Loss	(138,765)	(120,513)	(861,551)	(194,749)	(1,486,947)

Other income (expense):
Interest income	-	389	-	925	1,844
Interest expense	(623)	(2,375)	(4,593)	(5,340)	(18,179)
	(623)	(1,986)	(4,593)	(4,415)	(16,335)
Net Loss	$(139,388)	$(122,499)	$(866,144)	$(199,164)	$(1,503,282)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average of common shares outstanding	66,291,579	24,559,605	62,641,898	21,386,930

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	June 30,	June 30,	June 9, 2008 to
	2011	2010	June 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(866,144)	$(199,164)	$(1,503,282)
Depreciation	11,125	-	14,536
Stock for services	673,750	172,000	936,655
Accretion of debt premium and interest	-	724	2,869
Contributed capital to COGS	-	690	690
Expenses paid by stockholder contribution	-	5,807	5,807
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Decrease notes receivable	-	29,231	-
(Increase) decrease prepaids	-	9,204	2,487
(Increase) decrease inventory	(1,200)	1,240	(8,687)
Increase (decrease) accounts payable and accrued expenses	42,989	(37,716)	127,618

Net cash used in operating activities	$(139,480)	$(17,984)	$(421,307)

Cash flows used in Investing Activities:
Capital expenditures	(101,538)	-	(155,238)

Net cash used in investing activities	(101,538)	-	(155,238)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	(17,132)	-	(29,132)
Accrued interest	10,032	-	10,032
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Common stock issued for cash	430,387	16,250	692,187
Net cash provided by financing activities	423,287	16,250	781,569

Net increase (decrease) in cash	182,269	(1,734)	205,024
Cash, beginning of year	22,755	5,727	-
Cash, end of year	$205,024	$3,993	$205,024

Cash paid for:
Interest	$-	$1,008	$1,337

Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$25,000	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$5,807	$5,807

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

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2011 and the six months ended June 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $866,144 for the six months ended June 30, 2011, and working capital of $41,275 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 66,918,081 shares of common stock outstanding as of June 30, 2011.

On April 12, 2011, the Company announced that the board of directors approved a 3 for 1 forward split of the shares of common stock issued and outstanding effective May 2, 2011.

Note 3. Recent Accounting Pronouncements

From time to time new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

Note 4.Subsquent Events

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the three-months ended June 30, 2011 and 2010.

THREE-MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE-MONTHS ENDED JUNE 30, 2010.

	June 30,	June 30,
	2011	2010	$ Change	% Change
REVENUES	$32,087	$6,478	$25,609	395%
Cost of sales	(8,022)	(1,620)	(6,402)	(395%)
	24,065	4,858	19,207	395%
General and administrative expenses	(162,830)	(125,371)	(37,459)	(30%)
Operating Loss	$(138,765)	$(120,513)	$(18,252)	(15%)

During the three months ended June 30, 2011, we recognized expenses of $162,830 an increase of 30% from the three months ended June 30, 2010.  Professional and legal fees of approximately $63,263 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2011	2010	$ Change	% Change
Cash	$205,024	$22,755	$182,269	801%
Accounts payable and accrued expenses	$112,604	$69,615	$42,989	62%
Total current liabilities	$172,636	$109,615	$63,021	57%
Cash proceeds from the sale of common stock	$430,387	$136,900	$293,487	214%

As of June 30, 2011, cash and cash equivalents totaled $205,024.  This cash position was the result of a result of net cash provided by financing activities in the amount of $423,287, offsetting net cash used in operating activities in the amount of $139,480.

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

As of June 30, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

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

ITEM 1A.   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

As reported previously on Form 8K, the Company sold three million shares of unregistered common stock to Zaev Bassin for the sum of $195,000 on July 5, 2011.

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

U.S. RARE EARTH MINERALS, INC (Formerly known as U.S. Natural Nutrients & Minerals, Inc)

Dated: August 13, 2011	By:	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated: August 13, 2011	By:	/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director