Form 10-Q
period 2011-09-30
U.S. RARE EARTH MINERALS, INC
filed 2011-11-14
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2011

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

There were 74,731,086 shares of common stock outstanding as of September 30, 2011.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION
 ITEM 1. INTERIM FINANCIAL STATEMENTS
U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$57,974	$22,755
Inventory	21,070	7,487
Note Receivable	200	200
Prepaid Expenses	8,249	-
Total current assets	87,493	30,442

Property and Equipment, Net	176,221	50,289

Total assets	263,714	80,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$41,655	$69,615
10% Series A Senior (non-subordinated) debentures	20,000	40,000
Accrued interest	7,980	-
Loan payable, current	25,000	-
Total current liabilities	94,635	109,615

Loans payable - long term	-	25,000
Loan payable - related party	-	2,132
Total liabilities	94,635	136,747

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized,
74,731,086 and 11,474,779 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	74,731	11,474
Additional paid-in capital	1,821,937	569,649
Deficit accumulated during the development stage	(1,727,589)	(637,139)
Total stockholders' equity (deficit)	169,079	(56,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,714	$80,731

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended		From inception
	September 30,	September 30,	September 30,	September 30,	June 9, 2008 to
	2011	2010	2011	2010	September 30, 2011

Revenues	$13,199	$1,790	$53,216	$11,027	$69,348
Cost of goods sold	3,300	448	13,304	2,758	17,338
Gross Profit	9,899	1,342	39,912	8,269	52,010

General, selling and administrative expenses	236,200	71,116	1,127,821	272,792	1,765,316

Operating Loss	(226,301)	(69,774)	(1,087,909)	(264,523)	(1,713,306)

Other income (expense):
Interest income	2,052	-	-	925	1,844
Interest expense	-	(1,613)	(2,541)	(6,954)	(16,127)
	2,052	(1,613)	(2,541)	(6,029)	(14,283)
Net Loss	$(224,249)	$(71,387)	$(1,090,450)	$(270,552)	$(1,727,589)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average of common shares outstanding	69,972,945	33,304,823	64,857,637	25,403,217

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	September 30,	September 30,	June 9, 2008 to
	2011	2010	June 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(1,090,450)	$(270,552)	$(1,727,589)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	18,771	838	22,182
Stock for services	844,558	196,650	1,107,463
Accretion of debt premium and interest	-	724	2,869
Contributed capital to cost of goods sold	-	690	690
Expenses paid by stockholder contribution	-	5,807	5,807
Changes in assets and liabilities:
Decrease note receivable	-	29,231	-
(Increase) decrease prepaid expenses	(8,249)	13,805	(5,762)
Increase inventory	(13,583)	(2,522)	(21,070)
Increase (decrease) accounts payable and accrued expenses	(27,960)	(37,720)	56,669

Net cash used in operating activities	$(276,913)	$(63,049)	$(558,741)

Cash flows used in Investing Activities:
Capital expenditures	(104,103)	(26,150)	(157,803)

Net cash used in investing activities	(104,103)	(26,150)	(157,803)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	(22,132)	(10,000)	(34,131)
Accrued interest	7,980	6,585	7,980
Proceeds from (payments of) Loans payable	-	(100)	39,000
Proceeds from Loan payable, related party	-	3,840	2,232
Common stock issued for cash	430,387	104,146	692,187
Net cash provided by financing activities	416,235	104,471	774,518

Net increase (decrease) in cash	35,219	15,272	57,974
Cash, beginning of year	22,755	5,727	-
Cash, end of year	$57,974	$20,999	$57,974

Cash paid for:
Interest	$-	$1,008	$1,337

Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Common stock issued for equipment	$40,600	$-	$40,600
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$25,000	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$5,807	$5,807

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

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2011 and the nine months ended September 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,090,450 for the nine months ended September 30, 2011, and a working capital deficiency of $7,142 at September 30, 2011.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

There were 74,731,086 shares of common stock outstanding as of September 30, 2011.

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

To the extent that the Company requires additional capital for operations which it cannot derive from profits from sales, the Company plans to sell additional shares of unregistered common stock to raise money for additional operating capital.  There is no guarantee the Company will be successful in selling additional shares to raise funds for additional operating capital, or if successful, it will raise the desired amount or be on terms and conditions which are beneficial to the Company.

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

The Company intends to market the product through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  Two of the Company’s directors, Paul Hait and Dennis Cullison, have been marketing the product to agricultural customers in Oregon and throughout the United States.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Nutrilite” through the Company’s wholly-owned subsidary “Bio Multimin, Inc.

The Company has been engaged in various testing programs with several major agriculture firms for the past two years.  Two of these firms are listed NYSE companies and do business worldwide.  Results of these tests on strawberries, carrots, peaches, soy beans, sweet potatoes and grapes have been very positive.  EXCELERITE® has also been tested and proved to eliminate the odor from pig and cow manure which should lead to large orders from cattle and pig farmers worldwide.  The product is also being tested by poultry farmers.

Management believes that by partnering with these certain firms, long term business relationships will develop, deriving substantial future product sales.  The Company is bound by certain “Non-Disclosure Agreements” and therefore cannot divulge the names of partnering companies.  Announcements of the Company’s test results and identity of its partners will be forthcoming when certain test results are completed and the parties agree on the content of the disclosure.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

	2011	2010	% Change
Revenue:
U.S. Rare Earth Minerals, Inc.	$9,596	$575	1,569%
Bio Multimin, Inc.	3,603	1,215	197%
Total Revenue	$13,199	$1,790	637%
Cost of Revenue:
U.S. Rare Earth Minerals, Inc.	(2,399)	$(448)	(435)%
Bio Multimin, Inc.	(901)	$-	NM
Total Cost of Revenue	$(3,300)	$(1,342)	(146	) %
Gross Profit
U.S. Rare Earth Minerals, Inc.	7,197	127	5,567%
Bio Multimin, Inc.	2,702	$1,215	122%
Total Gross Profit	$9,899	$1,342	638%

Revenue and Gross Margin:

U.S. Rare Earth Minerals, Inc. recorded revenue of $9,596 from the sale of its products for the three months ended September 30, 2011, an increase of 1,569% over the same period in 2010. The increase in sales was attributable to greater penetration and usage of our product in our US markets. Gross margin of 75% was achieved compared to 22% for the same period in 2010. Gross margin is mostly a product of sales mix between US sales through different sales channels.

Bio Multimin, Inc. recorded revenues of $3,603 for the three months ended September 30, 2011 and gross margin of 75%.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

	2011	2010	% Change
Revenue:
U.S. Rare Earth Minerals, Inc.	$33,255	$9,812	239%
Bio Multimin, Inc.	19,961	1,215	1,543%
Total Revenue	$53,216	$11,027	383%
Cost of Revenue:
U.S. Rare Earth Minerals, Inc.	(8,314)	$(2,758)	(201)%
Bio Multimin, Inc.	(4,990)	$-	NM
Total Cost of Revenue	$(13,304)	$(2,758)	(382	) %
Gross Profit
U.S. Rare Earth Minerals, Inc.	24,941	7,054	254%
Bio Multimin, Inc.	14,971	$1,215	1,132%
Total Gross Profit	$39,912	$8,269	383%

Revenue and Gross Margin:

U.S. Rare Earth Minerals, Inc. recorded revenue of $33,255 from the sale of its products for the nine months ended September 30, 2011, an increase of 239% over the same period in 2010. The increase in sales was attributable to greater penetration and usage of our product in our US markets. Gross margin of 75% was achieved compared to 72% for the same period in 2010. Gross margin is mostly a product of sales mix between US sales through different sales channels.

Bio Multimin, Inc. recorded revenues of $19,961 for the nine months ended September 30, 2011 and gross margin of 75%.

During the three months ended September 30, 2011, we recognized expenses of $236,200 an increase of 232% from the three months ended September 30, 2010.  Professional and legal fees of approximately $57,400 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2011	2010	$ Change	% Change
Cash	$57,974	$22,755	$35,219	155%
Accounts payable and accrued expenses	$41,655	$69,615	$(27,960)	(40)%
Total current liabilities	$94,635	$109,615	$(14,980)	(14)%
Cash proceeds from the sale of common stock	$430,387	$136,900	$293,487	214%

As of September 30, 2011, cash and cash equivalents totaled $57,974.  This cash position was the result of a result of net cash provided by financing activities in the amount of $416,235, offsetting net cash used in operating activities in the amount of $276,913 and net cash used in investing activities in the amount of $104,103.

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

As of September 30, 2011, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

ITEM 1A.   RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

Payment of all outstanding amounts due or to become due by December 31, 2011 in the aggregate amount of $166,042.50 pursuant to the Company’s agreement with MStrata has been paid in full. By the terms of an agreement with M Strata, LLC, M Strata has agreed to  accept the issuance of 4,426,666 shares of unregistered common stock as payment in full for all sums currently due and to be due and owing through December 31, 2011. As reported previously on Form 8K, the Company sold three million shares of unregistered common stock to Zaev Bassin for the sum of $195,000 on July 5, 2011.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The name change and forward stock split were approved by consent of the shareholders owning a majority of the outstanding common stock of the Company

ITEM 5.     OTHER INFORMATION

On October 26, 2009, U.S. Rare Earth Minerals, Inc. (USMN) (formerly known as U.S. Natural Nutrients and Minerals, Inc., a Nevada corporation (entered into an Agreement with M Strata, LLC, a Nevada limited liability company (“M Strata”) (“M Strata Agreement”) whereby M Strata granted to USMN permission and consent to mine the certain mineral products (the “Product”) from certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Pursuant to the terms of the M Strata Agreement, M Strata will designate which claims may be mined and USMN shall have the right to mine the Product and remove the Product from the mining claims so designated.

The M Strata Agreement further provided that it was granting USMN the exclusive right to mine and purchase the Product from M Strata (“Exclusive Right”) and M Strata agreed that it will not sell Product or permit any other person or entity to purchase Product or mine on the claims controlled by M Strata other than USMN, on condition that USNNM meets certain Purchase Minimums (as defined in the agreement) (“Purchase Minimums”) and makes timely payments therefore.  In the event USMN fails to meet the Purchase Minimums for a period of one year, then such Exclusive Right shall terminate and M Strata shall be entitled to either (i) terminate the M Strata Agreement and cause USMN to terminate all mining operations on M Strata’s claims or (ii) sell Product to other purchasers in addition to USMN.   USMN may cure any default in the Purchase Minimum by paying for the difference between the amount actually purchased in any one calendar year which was less than the Purchase Minimum and the amount actually ordered and paid for. Nothing in the M Strata Agreement conferred on USMN or its agents any rights of ownership in any mining claims owned or controlled by M Strata now or in the future.  In addition, USMN agreed that it would only purchase Calcium Montmorillonite clay from M Strata and from no other source for the term of the M Strata Agreement or any extensions thereof..  No default has been declared by M Strata of any of the terms of the Agreement as of the date hereof.

The term of the M Strata Agreement is five (5) years and there is provision for automatic extensions of the term for additional one (1) year terms thereafter.  The M Strata Agreement provides for payments by USMN of $24.00 per ton of Product removed from M Strata’s claims, subject to periodic adjustment in accordance with the terms of the M Strata Agreement.  Payments for Product are to be made by USMN to M Strata on a monthly basis, upon presentation of invoices and in accordance with the terms of the M Strata Agreement.

Fifty percent (50%) of the beneficial ownership of M Strata is owned by Paul Hait and Dennis Cullison, who are both directors of the Company.

A copy of the Agreement was attached to the filing by USMN of a Form 8K in November, 2009.

In addition, the Agreement was modified on September 29, 2011 to redefine the term “Product” to include besides calcium montmorillonite additional rare earth minerals.  The term Product as defined in the Agreement has been expanded to mean, in addition to Calcium Montmorillonite, all of the following rare earth minerals as follows: potash, calcium, magnesium, cobalt, chlorine, iron, sodium, aluminum, barium, beryllium, bismuth, bromine, cadmium, carbon, cerium, chromium, cesium, dysprosium, erbium, europium, fluorine, gallium, gadolinium, germanium, hafnium, holmium, indium, iridium, lanthanum, lithium, lutetium, niobium, neodymium, osmium, praseodymium, rubidium, rhenium, rhenium, rhodium, ruthenium, antimony, scandium, selenium, silicon, samarium, strontium, tantalum, terbium, tellurium, thorium, tin, titanium, thallium, thulium, vanadium, tungsten, yttrium, ytterbium, zirconium and all other rare earth metals that are deemed to be rare earth metals now or hereafter, but shall specifically exclude from the definition of Product, gold, silver, platinum, oil, natural gas deposits, found on or under the surface of the mining claims owned by M Strata.

USMN is now current with all of its payments pursuant to the MStrata Agreement through December 31, 2011.

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

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)

Dated:           November 14, 2011
By     /s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated:           November 14, 2011
By       /s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director