Form 10-K
period 2011-12-31
U.S. RARE EARTH MINERALS, INC
filed 2012-03-16
CIK 1445815

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

R Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2011

£ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _______________ to _______________

Commission File Number: 333-154912

U.S. RARE EARTH MINERALS, INC.
(formerly known as U.S. Natural Nutrients and Minerals, Inc.)
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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Registrant’s revenues for its most recent fiscal year: $76,295.

As of February 3, 2012, the aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $5,980,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 113,941,471.

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

PART I

ITEM 1. BUSINESS.
Overview

U.S. Rare Earth Minerals (formerly U.S. Natural Nutrients and Minerals, Inc.) (the “Company”), was organized on June 9, 2008. The Company changed its name in April, 2011. The Company’s focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company commenced its mining activities in 2009, the Company entered into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located on land located in the southwestern part of southern Nevada not far from the town of Panaca.  Fifty percent (50%) of the beneficial ownership of
M-Strata is owned by Paul Hait and Dennis Cullison, who are both directors of the Company.  A copy of the agreement between M-Strata, LLC and the Company is set forth on a Form 8K filed in November, 2009.

The Company has commenced a sales and marketing program of the product extracted in the mining process under the name “Excelerite®”.  Engineers employed by the Company estimate that the claims, which are the subject of the M Strata Agreement may contain one hundred million tons of Calcium Montmorillonite material.  The Company believes that Excelerite® may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. Micro “Excelerite", a supplement form of Excelerite®, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

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

Employees

As of December 31, 2011, the Company had two employees.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock trades over the counter bulletin board.   As of December 31, 2011, there were 113,941,471 shares outstanding.

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

Awards

As of December 31, 2011, no awards had been made under the 2010 Plan to pay for services rendered to the Company in lieu of cash.  These awards are made when the Company does not have sufficient cash to pay for the services provided to the Company.

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

Recent Sales of Unregistered Securities

During 2011, 54,135,334 shares were issued for services valued at varying amounts per share and 392,666 shares were issued for equipment valued at varying amounts per share for a total of $1,961,370.

Related Party Transactions

306,666 shares were issued  to Dennis Cullison, in 2011, as payment for various pieces of equipment.

Issuer Purchases of Equity Securities

None.

OTHER INFORMATION

On October 26, 2009, U.S. Rare Earth Minerals, Inc.(USMN) (formerly known as  U.S. Natural Nutrients and Minerals, Inc., a Nevada corporation (entered into an Agreement with M Strata, LLC, a Nevada limited liability company (“M Strata”) (“M Strata Agreement”) whereby M Strata granted to USMN permission and consent to mine the certain mineral products (the “Product”) from certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Pursuant to the terms of the M Strata Agreement, M Strata will designate which claims may be mined and USMN shall have the right to mine the Product and remove the Product from the mining claims so designated.

The M Strata Agreement further provided that it was granting USMN the exclusive right to mine and purchase the Product from M Strata (“Exclusive Right”) and M Strata agreed that it will not sell Product or permit any other person or entity to purchase Product or mine on the claims controlled by M Strata other than USMN, on condition that USNNM meets certain Purchase Minimums (as defined in the agreement) (“Purchase Minimums”) and makes timely payments therefor.  In the event USMN fails to meet the Purchase Minimums for a period of one year, then such Exclusive Right shall terminate and M Strata shall be entitled to either (i) terminate the M Strata Agreement and cause USMN to terminate all mining operations on M Strata’s claims or (ii) sell Product to other purchasers in addition to USMN.   USMN may cure any default in the Purchase Minimum by paying for the difference between the amount actually purchased in any one calendar year which was less than the Purchase Minimum and the amount actually ordered and paid for. Nothing in the M Strata Agreement conferred on USMN or its agents any rights of ownership in any mining claims owned or controlled by M Strata now or in the future.  In addition, USMN agreed that it would only purchase Calcium Montmorillonite clay from M Strata and from no other source for the term of the M Strata Agreement or any extensions thereof..  No default has been declared by M Strata of any of the terms of the Agreement as of the date hereof.

The term of the M Strata Agreement is five (5) years and there is a provision for automatic extensions of the term for additional one (1) year terms thereafter.  The M Strata Agreement provides for payments by USMN of $24.00 per ton of Product removed from M Strata’s claims, subject to periodic adjustment for cost of living in accordance with the terms of the M Strata Agreement.  Payments for Product are to be made by USNNM to M Strata on a monthly basis, upon presentation of invoices and in accordance with the terms of the M Strata Agreement.

Fifty percent (50%) of the beneficial ownership of M Strata is owned by Paul Hait and Dennis Cullison, who are both directors of the Company.

A copy of the Agreement was attached to the filing of a Form 8K in November, 2009.

The Agreement was supplemented in 2011 to include the right of the Company to mine various rare earth minerals on the mining claims.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 2011 and December 31, 2010.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010.

	December 31,	December 31,
	2011	2010	$ Change	% Change
Revenues	$76,295	$16,132	$60,163	373%
Cost of sales	(19,074)	(4,034)	(15,040)	-373%
Gross profit	57,221	12,098	45,123	373%
General and administrative expenses	(2,411,242)	(341,130)	(2,070,112)	-607%
Operating Loss	$(2,354,021)	$(329,032)	$(2,024,989)	-615%

During the year ended December 31, 2011, we recognized expenses of $2,411,242 an increase of 784% from the year ended December 31, 2010.  The jump in expenses is a direct result of growing operations.  Professional and legal fees of approximately $1,154,130 were incurred for the most part in relation to consulting and legal fees necessary to implement and continue our business plan. During the year ended December 31, 2011, we have incurred approximately $980,797 in employee compensation expense..

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2011	December 31, 2010	$ Change	% Change
Cash	$16,513	$22,755	$(6,242)	(27%)
Accounts payable and accrued expenses	$10,143	$69,615	$(59,472)	(85%)
Total current liabilities	$52,810	$109,615	$(56,805)	(52%)
Cash proceeds from the sale of common stock	$575,737	$144,400	$431,337	299%

As of December 31, 2011, cash totaled $16,513.  This cash position was the result of net cash provided by financing activities in the amount of $551,272, offsetting by net cash used in operating activities in the amount of $450,101.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of December 31, 2011, the Company’s current liabilities exceeded its current assets by $4,370, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Contractual Obligations

We have one long-term promissory note due in 2012 with an aggregate principal balance of $25,000.

The Company has a contractual obligation appertaining to its mining activities on mining claims owned by M Strata, LLC, whose principal owners are Paul Hait and Dennis Cullison.  Paul Hait and Dennis Cullison are directors of the Company. See Item 5 above.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

U.S. RARE EARTH MINERALS, INC.
 (formerly known as U.S. NATURAL NUTRIENTS AND MINERALS, INC.)
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2011
DECEMBER 31, 2010

F-

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of U.S. Rare Earth Minerals, Inc. (formerly U.S. Natural Nutrients and Minerals, Inc.) (a development stage company) as of December 31, 2011 and  2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Rare Earth Minerals, Inc. (formerly U.S. Natural Nutrients and Minerals, Inc.) (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the year ended December 31, 2011 and December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Company, P.A
Paritz & Company, P.A.
Hackensack, New Jersey
March 15, 2012

U.S. RARE EARTH MINERALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$16,513	$22,755
Inventory	25,427	7,487
Note Receivable	-	200
Prepaid Expenses	6,500	-
Total current assets	48,440	30,442

Property and Equipment, Net	167,646	50,289

Total assets	216,086	80,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,143	$69,615
10% Series A Senior (non-subordinated) debentures	10,000	40,000
Accrued interest	7,667	-
Loan payable, current	25,000	-
Total current liabilities	52,810	109,615

Loans payable - long term	-	25,000
Loan payable - related party	-	2,132
Total liabilities	52,810	136,747

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized,
113,941,471 and 11,474,779 shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	113,942	11,475
Additional paid-in capital	3,044,889	569,649
Deficit accumulated during the development stage	(2,995,555)	(637,139)
Total stockholders' equity (deficit)	163,276	(56,015)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$216,086	$80,731

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	Year Ended		From inception
	December 31,	December 31,	June 9, 2008 to
	2011	2010	December 31, 2011

Revenues	$76,295	$16,132	$92,427
Cost of goods sold	19,074	4,034	23,108
Gross Profit	57,221	12,098	69,319

General, selling and administrative expenses	2,411,242	341,130	3,048,736

Operating Loss	(2,354,021)	(329,032)	(2,979,417)

Other income (expense):
Interest income	-	925	1,844
Interest expense	(4,395)	(8,363)	(17,981)
	(4,395)	(7,437)	(16,137)
Net Loss	$(2,358,416)	$(336,470)	$(2,995,554)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average of common shares outstanding	70,399,290	27,634,842

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
 (A Development Stage Company)
CONSO0LIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period June 9, 2008 (date of inception) to December 31, 2011

					Accumulated
					Deficit
			Additional	Common	During
	Common Stock		Paid-In	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance June 9, 2008 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for founders shares	4,270,000	4,270	-	-	-	4,270

Net loss at December 31, 2008	-	-	-	-	-24,324	-24,324

Balance December 31, 2008	4,270,000	4,270	-	-	-24,324	-20,054

Issuance of common stock for cash	1,156,167	1,156	116,244	-	-	117,400

Issuance of common stock for services	235,000	235	9,900	-	-	10,135

Issuance of common stock for intangible asset	250,000	250	24,750	-	-	25,000

Stock payable for consulting for services	-	-	-	25,000	-	25,000

Warrants issued for prepaid consulting services	-		18,408	-	-	18,408

Net loss at December 31, 2009	-	-	-	-	-276,345	-276,345

Balance December 31, 2009	5,911,167	5,911	169,302	25,000	-300,669	-100,456

Issuance of common stock for cash	510,498	511	136,389	-	-	136,900

Issuance of common stock for services	4,970,000	4,970	218,530	-25,000	-	198,500

Issuance of common stock for equipment	26,666	27	7,473	-	-	7,500

Issuance of common stock for debt	56,448	56	31,457	-	-	31,513

Inventory contributed to Company by shareholder			6,498	-	-	6,498

Net loss at December 31, 2010	-	-	-	-	-336,470	-336,470
	11,474,779	11,475	569,649	-	(637,139)	(56,015)

Balance December 31, 2010

Issuance of common stock for cash	4,277,709	4,278	553,924	-	-	558,202

Issuance of common stock for services	54,528,000	54,528	1,906,842	-	-	1,961,370

Issuance of common stock for debt	108,333	108	17,427	-	-	17,535

Issuance of common stock for equipment	-	-	40,600	-	-	40,600

3 for 1 stock split	43,552,650	43,553	(43,553)	-	-	-

Net loss at December 31, 2011	-	-	-	-	(2,358,416)	(2,358,416)

Total Stockholders' Deficit	113,941,471	113,942	3,044,889	-	(2,995,555)	163,276

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

			From inception
	December 31,	December 31,	June 9, 2008 to
	2011	2010	December 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(2,358,416)	$(336,470)	$(2,995,554)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	30,656	3,411	34,067
Stock for services	1,961,370	198,500	2,224,275
Accretion of debt premium and interest	-	724	2,869
Contributed capital to cost of goods sold	-	690	690
Expenses paid by stockholder contribution	-	5,807	5,807
Changes in assets and liabilities:
Decrease note receivable	200	29,231	200
(Increase) decrease prepaid expenses	(6,499)	18,408	(4,013)
Increase inventory	(17,940)	(1,246)	(25,427)
Increase (decrease) accounts payable and accrued expenses	(59,472)	5,141	25,157

Net cash used in operating activities	$(450,101)	$(75,804)	$(731,929)

Cash flows used in Investing Activities:
Capital expenditures	(107,413)	(46,200)	(161,113)

Net cash used in investing activities	(107,413)	(46,200)	(161,113)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	(32,132)	-	(44,131)
Accrued interest	7,667	-	7,667
Proceeds from (payments of) Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	2,132	2,232
Common stock issued for cash	575,737	136,900	837,537
Net cash provided by financing activities	551,272	139,032	909,555

Net increase (decrease) in cash	(6,242)	17,028	16,513
Cash, beginning of year	22,755	5,727	-
Cash, end of year	$16,513	$22,755	$16,513

Cash paid for:
Interest	$-	$1,008	$1,337

Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$30,000	$30,000
Common stock issued for equipment	$40,600	$7,500	$40,600
Common stock issued for inventory	$-	$6,498	$-
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$(25,000)	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$5,807	$5,807

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of December 31, 2011, the Company’s current liabilities exceeded its current assets by $4,370, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Issued

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement, which amends the fair value guidance in ASC 820, thereby completing the joint project to achieve substantially converged fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The new guidance changes some fair value measurement principles (such as extending the Level 1 prohibition of blockage discounts to Levels 2 and 3 in the fair value hierarchy) and expands disclosure requirements, primarily for Level 3 measurements. This update will be effective for us the first quarter of 2012, applied prospectively with no early adoption permitted. We do not anticipate the requirements of the update will have any significant impact on our financial position, operating results or cash flows.

      In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU prohibits equity statement presentation of other comprehensive income, requiring instead either a single continuous operating statement or two separate, but consecutive, statements of net income and other comprehensive income. The new guidance does not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, the earnings-per-share computation based on net income does not change.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. Both updates are required for us the first quarter of 2012, applied retrospectively.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, giving entities the option to determine qualitatively whether they can bypass the two-step goodwill impairment test in ASC 350-20, Intangibles, Goodwill and Other. Under the new guidance, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (more than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. Each reporting period, the entity may choose which reporting units, if any, will use the qualitative assessment for goodwill impairment testing. This update will be effective for us for any 2012 goodwill impairment tests, with early adoption permitted. We do not anticipate the requirements of the update will have any significant impact on our financial position, operating results or cash flows, as we currently apply the existing Step 1 test for our single-reporting unit business.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 2. Loans and Debentures Payable

As of December 31, 2011, the Company has recognized $7,667 in accrued interest and we have 2 debentures issued at $4,750 each which comes to $9,500 plus accrued interest for a total of $10,000.  Each mature within six months of issue.

In the 1st quarter three of the debentures were converted to stock.

Note 3. Common Stock

The Company’s authorized preferred stock is 50,000,000 with a $0.001 par value and common stock is 300,000,000 common shares with $0.001 par value.

As of December 31, 2011, the Company has 113,941,471 shares of common stock issued and outstanding.

Note 4. Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. See Item 5 above

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Name	Age	Position

Paul Hait	72	Director, Chairman &Secretary
Dennis Cullison	52	Director, President & Treasurer

Paul Hait (72) Mr. Hait has been Secretary, Vice President of R&D and a director of the Company since 2009.  Mr. Hait currently lives in Bend, Oregon with his wife Elizabeth of 46 years. He is a Class of 62 Stanford Graduate. He holds a BS Degree in Mechanical Engineering with a minor in Industrial Design.  In 1960 he won an Olympic Gold Medal in World Record time swimming the 100 Meter Breaststroke Leg in the 4x100 Medley Relay in Rome, Italy. He holds over 50 patents in such diversified fields as Ultra High Vacuum systems and components (Varian Associates, Inc.), to the Pyromid Outdoor Cooking Systems and other notable innovations. For the past 5 years, Mr. Hait has been involved in the product develop consulting business for a number of startup companies.  During his business career Mr. Hait has traveled extensively throughout the World. His proven product development, patenting, business consulting, seasoned management, corporate contacts, and business founding and financing experiences are highly recognized and respected in the Business World.

Dennis Cullison (52) Mr. Cullison has been the Treasurer, Vice President of Operations and a director of the Company since 2009. Mr. Cullison resides in Bend, Oregon. Mr. Cullison graduated in 1978 from Benson Polytechnic High School.  Mr. Cullison attended Portland State University and Portland Community College where he received his Business Degree, Certificate in Computer Programming and Certificate in Graphic Arts.  Prior to joining the Company he was the Secretary and Chief Financial Officer and a Director of HERB-VITA, Inc. and the co-founder of US Organic Marketing, LLC, the company that brought the EXCELERITE product opportunity to the our Company. He is active in developing the operations systems for controlling product production, tracking product sales and overseeing the Web design to promote and sell our products world-wide.  Prior to becoming involved with Herb Vita and US Organics, Mr. Cullison co-designed, patented and developed the third brake light (above the rear window) innovation for automobiles. This product afforded Mr. Cullison the opportunity to travel world-wide promoting his and become familiar with a host of foreign customs and business practices.

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

Paul Hait, Chairman and Dennis Cullison, President  were each awarded shares of unregistered common stock of the Company by the Board of Directors of the Company to compensate each of them for a portion of their services to the Company for calendar years 2012 and 2013 because the Company does not have sufficient cash available to pay them their salaries  both Mr. Hait and Mr. Cullison agree to accept unregistered shares of common stock of the Company as partial compensation for their services for said years.  Paul Hait received 10,000,000 shares, Dennis Cullison received 10,000,000 shares in addition to their reduced amount of cash compensation of $60,000 per year each.  The issuance of said shares shall set forth the usual legend set forth on the shares indicating that they have not been registered pursuant to the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2011 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock $0.001 par value	Cede & Co P.O. Box 20 Bowling Green Station New York, NY 10274	N/A	32,190,169	28.25
Common Stock $0.001 par value	Paul Hait 156 NW Phil’s Loop Bend, OR 97701	Secretary, Director	19,894,833	17.46
Common Stock $0.001 par value	Dennis Cullison 18614 Riverwoods Dr. Bend, OR 97702	Treasurer, Director	20,408,674	17.91
Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		40,303,507	35.40

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

(2)	Based on 113,941,471 shares of our Common Stock outstanding as of December 31, 2011.

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

The Company has commenced its mining activities.  The Company entered into an agreement in 2009 with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  M Strata’s principal owners are Paul Hait and Dennis Cullison.  Paul Hait and Dennis Cullison are directors of the Company. See item 5 above.

Director Independence

As of December 31, 2011, Messrs. Hait and Cullison are not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over the Counter Bulletin Board. The Over the Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 and review of our interim financial statements for the first, second and third quarters of 2011 was approximately $12,030. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2010 was approximately $12,625.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2011 and 2010 were approximately
$310 and $775, respectively.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2011, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•
Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

•
Balance Sheets as of December 31, 2011 and 2010

•
Statements of Operations for the years ended December 31, 2011 and 2010

•
Statements of Stockholders’ Deficit from inception (June 9, 2008) to December 31, 2011 (audited)

•
Statement of Cash Flows for the years ended December 31, 2011 and 2010 and the period from inception (June 9, 2008) to December 31, 2011 (audited)

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

U.S. Rare Earth Minerals, Inc.
(Registrant)

By  /s/ Dennis Cullison
Dennis Cullison
President/Treasurer, Chief Financial Officer, Principal Financial Officer and Director

Date  December 31, 2011

By /s/ Paul Hait
Paul Hait
Secretary, Chief Executive Officer, Principal Executive Officer and Director

Date   December 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By  /s/ Dennis Cullison
Dennis Cullison
President/Treasurer, Chief Financial Officer, Principal Financial Officer and Director

Date  December 31, 2011

By  /s/ Paul Hait
Paul Hait
Secretary, Chief Executive Officer, Principal Executive Officer and Director

Date December 31, 2011