Form 10-Q
period 2012-03-31
U.S. RARE EARTH MINERALS, INC
filed 2012-05-15
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2012

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

There were 119,161,470 shares of common stock outstanding as of March 31, 2012.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS
U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$13,708	$16,513
Accounts Receivable	88,032	-
Note Receivable	-	-
Inventory	9,107	25,427
Prepaid Expenses	3,750	6,500
Total current assets	114,597	48,440

Property and Equipment, Net	158,801	167,646

Total assets	$273,398	$216,086

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$72,874	$10,143
10% Series A Senior (non-subordinated) debentures	10,000	10,000
Accrued interest	9,170	7,667
Loan payable, current	25,000	25,000
Total current liabilities	117,044	52,810

Total liabilities	117,044	52,810

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 300,000,000 authorized,
119,161,470 and 113,941,471 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	119,161	113,942
Additional paid-in capital	3,056,669	3,044,889
Common stock payable	-	-
Accumulated deficit during the development stage	(3,019,476)	(2,995,555)
Total stockholders' deficit	156,354	163,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$273,398	$216,086

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months ended		From inception
	March 31,	March 31,	June 9, 2008 to
	2012	2011	March 31, 2012

REVENUES	$137,678	$7,931	$230,105
Cost of goods sold	38,986	1,983	62,093
	98,692	5,948	168,012

General, selling and administrative expenses	131,110	728,734	3,179,849

Operating Loss	(32,418)	(722,786)	(3,011,837)

Other income (expense):
Interest income	-	-	1,845
Payment under distributorship agreement	10,000	-	10,000
Interest expense	(1,503)	(3,970)	(19,484)
	8,497	(3,970)	(7,639)
Net Loss	$(23,921)	$(726,756)	$(3,019,476)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average of common shares outstanding	117,164,137	58,926,999

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	March 31,	March 31,	June 9, 2008 to
	2012	2011	March 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(23,921)	$(726,756)	$(3,019,476)
Depreciation	10,145	4,541	44,213
Stock for services	5,000	673,750	2,229,275
Stock issued for intangible asset	-	-	-
Accretion of debt premium and interest	-	-	2,869
Contributed capital to COGS	-	-	690
Expenses paid by stockholder contribution	-	-	5,807
Changes in assets and liabilities:
Increase accounts receivable	(88,032)	-	(88,032)
Decrease notes receivable	-	-	200
(Increase) decrease prepaids	2,750	-	(1,263)
(Increase) decrease inventory	16,320	(984)	(9,107)
Increase (decrease) in accounts payable & accrued expenses	62,731	(5,103)	87,888

Net cash used in operating activities	(15,007)	(54,552)	(746,936)

Cash flows used in Investing Activities:
Capital expenditures	(1,300)	(40,589)	(162,413)

Net cash used in investing activities	(1,300)	(40,589)	(162,413)

The accompanying notes are an integral part of these interim financial statements

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
(UNAUDITED)
Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	-	(17,132)	(44,131)
Accrued interest	1,503	-	9,170
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Common stock issued for cash	11,999	167,787	849,536
Net cash provided by financing activities	13,502	150,655	923,057

Net increase (decrease) in cash	(2,805)	55,514	13,708
Cash, beginning of year	16,513	22,755	-
Cash, end of year	$13,708	$78,269	$13,708

Cash paid for:
Interest	$-	$-	$1,337

Supplemental schedule of non-cash investing and Financing Activities:
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for equipment	$-	$-	$40,600
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$-	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$-	$5,807

The accompanying notes are an integral part of these interim financial statements

US. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2012 and the three months ended March 31, 2012 and 2011 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2012.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $23,921 for the three months ended March 31, 2012, and a working capital deficiency of $2,447 at March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 119,161,470 shares of common stock outstanding as of March 31, 2012.

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

Note 4. Distributorship Agreement

In February 2012, the Company entered into a distributor agreement with a company to market its products in various countries.  Under the terms of the agreement, the Company will receive payments upon the attaining of certain sales goals by the distributor.  The agreement is for a period of 36 months and can be canceled by either party upon 30 days written notice.

Note 5.Subsquent Events

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended March 31, 2012.

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

Overview

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) (the “Company”), primary focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the products.

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

Plan of Operation

The Company markets and sells the product extracted in the mining process under the name “EXCELERITE®”.  The Company believes that EXCELERITE® has broad applications for plants, animals and humans.  Specifically, the Company believes that by adding EXCELERITE® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using EXCELERITE®  are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in EXCELERITE® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes.  “Micro-Excelerite ™”, a supplement form of  EXCELERITE® is believed to rejuvenate the health of the human body in many ways.  In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company is marketing its products through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  Two of the Company’s directors, Paul Hait and Dennis Cullison, have been marketing the product to agricultural customers in Oregon and throughout the United States.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Nutrilite” through the Company’s wholly-owned subsidary “Bio Multimin, Inc.”

The Company has been engaged in various testing programs with several major agriculture firms for the past two years.  Two of these firms are listed NYSE companies and do business worldwide.  Results of these test on strawberries, carrots, peaches, soy beans, sweet potatoes and grapes have been very positive.  EXCELERITE® has also been tested and proved to eliminate the odor from pig and cow manure which should lead to large orders from cattle and pig farmers worldwide.  The product is also being tested by poultry farmers.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the three-months ended March 31, 2012 and 2011.

THREE-MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2011.

	March 31,	March 31,
	2012	2011	$ Change	% Change
REVENUES	$137,678	$7,931	$129,747	1636%
Cost of sales	(38,986)	(1,983)	(37,003)	1866%
	98,692	5,948	92,744	1559%
General and administrative expenses	(131,110)	(728,734)	597,624	(82)%
Operating Loss	$(32,418)	$(722,786)	$690,368	(95)%

During the three months ended March 31, 2012, we recognized expenses of $131,110 a decrease of 82% from the three months ended March 31, 2011.  Professional and legal fees of approximately $56,602 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2012	2011	$ Change	% Change
Cash	$13,708	$16,513	$(2,805)	(17)%
Accounts payable and accrued expenses	$72,874	$10,143	$62,731	618%
Total current liabilities	$117,044	$52,810	$64,234	122%
Cash proceeds from the sale of common stock	$11,999	$575,737	$(563,738)	(98)%

As of March 31, 2012, cash and cash equivalents totaled $13,708.  This cash position was the result of a result of net cash provided by financing activities in the amount of $13,502, offsetting net cash used in operating activities in the amount of $15,007.

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

As of March 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

None

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

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)

Dated: May 15, 2012
	By:	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated: May 15, 2012
	By:	/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director