Form 10-Q
period 2012-06-30
U.S. RARE EARTH MINERALS, INC
filed 2012-08-14
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2012

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

There were 128,741,390 shares of common stock outstanding as of June 30, 2012.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$5,138	$16,511
Accounts Receivable	112,937	-
Inventory	7,573	25,427
Prepaid Expenses	1,500	6,500
Total current assets	127,148	48,438

Property and Equipment, Net	148,656	167,646

Total assets	275,804	216,084

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,125	$10,143
10% Series A Senior (non-subordinated) debentures	10,000	10,000
Accrued interest	10,179	7,667
Loan payable, current	25,000	25,000
Total current liabilities and total liabilities	77,304	52,810

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 300,000,000 authorized,
128,741,390 and 113,941,471 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	128,741	113,941
Additional paid-in capital	3,292,006	3,044,889
Accumulated deficit during the development stage	(3,222,247)	(2,995,556)
Total stockholders' equity	198,500	163,274

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$275,804	$216,084

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended		From inception
	June 30,	June 30,	June 30,	June 30,	June 9, 2008 to
	2012	2011	2012	2011	June 30, 2012

REVENUES	$125,661	$32,087	$263,540	$40,017	$355,966
COST OF GOODS SOLD	41,746	8,022	80,733	10,005	103,840
GROSS PROFIT	83,915	24,065	182,807	30,012	252,126

General, selling and administrative expenses	275,505	156,303	396,669	880,499	3,411,340

Operating Loss	(191,590)	(132,238)	(213,862)	(850,487)	(3,159,214)

Other income (expense):
Interest income	-	-	-	-	1,845
Master brokers fee	-	-	10,000	-	10,000
Depreciation expense	(10,145)	(6,584)	(20,290)	(11,125)	(54,357)
Interest expense	(1,037)	(623)	(2,539)	(4,593)	(20,521)
	(11,182)	(7,207)	(12,829)	(15,718)	(63,033)
Net Loss	$(202,772)	$(139,445)	$(226,691)	$(866,205)	$(3,222,247)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average of common shares outstanding	126,032,314	65,551,584	121,580,518	62,257,591

The accompanying notes are an integral part of these interim financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		From inception
	June 30,	June 30,	June 9, 2008 to
	2012	2011	June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(226,691)	$(866,205)	$(3,222,247)
Depreciation	20,290	11,125	54,357
Stock for services	244,667	673,750	2,468,943
Accretion of debt premium and interest	-	-	2,869
Contributed capital to COGS	-	-	690
Expenses paid by stockholder contribution	-	-	5,807
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase accounts receivable	(112,937)	-	(112,937)
Decrease notes receivable	5,000	-	200
Decrease prepaids	-	-	987
(Increase) decrease inventory	17,854	(1,200)	(7,573)
Increase (decrease) accounts payable and accrued expenses	21,982	51,021	47,139
Net cash used in operating activities	$(29,835)	$(131,509)	$(761,765)

Cash flows used in Investing Activities:
Capital expenditures	(1,300)	(101,538)	(162,413)
Net cash used in investing activities	(1,300)	(101,538)	(162,413)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	-	(17,132)	(44,131)
Accrued interest	2,512	2,058	10,179
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Common stock issued for cash	17,250	430,386	854,786
Net cash provided by financing activities	19,762	415,312	929,316

Net increase (decrease) in cash	(11,373)	182,265	5,138
Cash, beginning of period	16,511	22,755	-
Cash, end of period	$5,138	$205,020	$5,138

Cash paid for:
Interest	$2,539	$4,593	$20,521

Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$-	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$-	$5,807

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

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of June 30, 2012 and the six months and the three months ended June 30, 2012 and 2011 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of 213,862 for the six months ended June 30, 2012, and working capital of $49,844 at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Note 2. Common Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with a $0.001 par value and 300,000,000 shares of common stock with $0.001 par value.

There were 128,741,390 shares of common stock outstanding as of June 30, 2012.

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

Note 5.Subsquent Events

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events have occurred that would have a material impact on the financial statements as of and for the period ended June 30, 2012.

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

Overview

The primary focus of U.S. Rare Earth Minerals, Inc. (the “Company”) is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the products.

The Company plans to sell additional shares of unregistered common stock to raise money additional operating capital.  There is no guarantee the Company will be successful in selling additional shares to raise funds for additional operating capital, or if successful, it will raise the desired amount or be on terms and conditions which are beneficial to the Company.

Plan of Operation

The Company markets and sells the product extracted in the mining process under the name “EXCELERITE®”.  The Company believes that EXCELERITE® has broad applications for plants, animals and humans.  Specifically, the Company believes that by adding EXCELERITE® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using EXCELERITE® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in EXCELERITE® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes.  “Micro-Excelerite”, a supplement form of EXCELERITE® believed to rejuvenate the health of the human body in many ways.  In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company is marketing its products through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally. The company has granted exclusive international distributorships for the Philippines, Vietnam, Ghana, Dubai, Mexico and Canada. Two of the Company’s directors, Paul Hait and Dennis Cullison, have been marketing the product to agricultural customers in Oregon and throughout the United States.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Excelerite” through the Company’s wholly owned subsidiary “Bio Multimin, Inc.” On February 9, 2012, the Company announced the proposed spin off of Bio Multimin, Inc. as a self-liquidating dividend to the shareholders.  The spin off is currently on hold awaiting proposed new management’s approval of Bio Multimin, Inc’s reorganization plan.  Management expects to announce the details of the spin off prior to the end of the third quarter.

The Company has been engaged in various testing programs with several major agriculture firms for the past two years.  Two of these firms are listed NYSE companies and do business worldwide.  Results of these tests on strawberries, carrots, peaches, soybeans, sweet potatoes and grapes have been very positive.

Management believes that by partnering with certain firms, long-term business relations will develop, deriving substantial future product sales.  The Company is bound by certain “Non-Disclosure Agreements” and therefore cannot divulge the names of partnering companies.  Announcements of the Company’s test results and identity of its partners will be forthcoming when certain test results are in and the parties agree.

EXCELERITE® has also been tested and proved to eliminate the odor from pig and cow manure.  These results should lead to large orders from cattle, poultry and pig farmers worldwide.  Rice farmers who have indicated a 45% increase yield are still testing the product in Vietnam.

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the three-months ended June 30, 2012 and 2011.

THREE-MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE-MONTHS ENDED JUNE 30, 2011.

	June 30,	June 30,
	2012	2011	$ Change	% Change
REVENUES	$125,661	$32,087	$93,574	291%
Cost of sales	(41,746)	(8,022)	(33,724)	(420)%
	83,915	24,065	59,850	248%
General and administrative expenses	(275,505)	(156,303)	(119,202)	(76)%
Operating Loss	$(191,590)	$(132,238)	$(59,352)	(44)%

During the three months ended June 30, 2012, we recognized expenses of $275,505 an increase of 76% from the three months ended June 30, 2011.  Professional and legal fees of approximately $166,524 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2012	2011	$ Change	% Change
Cash	$5,138	$16,511	$(11,373)	(68)%
Accounts payable and accrued expenses	$32,125	$10,143	$21,982	216%
Total current liabilities	$77,304	$52,810	$24,494	46%
Cash proceeds from the sale of common stock	$17,250	$575,737	$(558,488)	(97)%

As of June 30, 2012, cash and cash equivalents totaled $5,138.  This cash position was the result of a result of net cash provided by financing activities in the amount of $19,762, offsetting net cash used in operating activities in the amount of $29,835 and investing activities in the amount of $1,300.

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

As of June 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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
Dated: August 14, 2012
	By:	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated: August 14, 2012
	By:	/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director