Form 10-Q
period 2012-09-30
U.S. RARE EARTH MINERALS, INC
filed 2012-11-21
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2012

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

There were 141,094,494 shares of common stock outstanding as of September 30, 2012.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

		December 31,
	September 30,	2011
	2012 (Unaudited)	(Audited) Restated
ASSETS

CURRENT ASSETS
Cash	$4,574	$16,513
Accounts receivable	38,544	-
Prepaid expenses	-	6,500
Inventory	13,213	25,427
Total current assets	56,331	48,440

Property and Equipment, Net of accumulated depreciation of $64,518	139,256	167,646

Total assets	195,587	216,086

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,283	$10,143
10% Series A Senior (non-subordinated) debentures	10,000	10,000
Accrued interest	11,214	7,667
Loan payable, current	25,000	25,000
Total liabilities	70,497	52,810

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 300,000,000 authorized,
141,094,494 and 113,941,494 shares issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	141,196	113,941
Additional paid-in capital - common stock	7,246,708	5,118,697
Preferred stock:	23	-
Additional paid in capital - preferred stock	22,477	-
Accumulated deficit during the development stage	(7,285,314)	(5,069,362)
Total stockholders' equity	125,090	163,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,587	$216,086

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended		From inception
		September 30,		September 30,	June 9, 2008 to
	September 30, 2012	2011 Restated	September 30, 2012	2011 Restated	September 30, 2012

REVENUES	$(9,926)	$13,199	$253,413	$53,216	$345,842
Cost of goods sold	15,431	3,300	96,164	13,304	119,271
Gross Profit	(25,357)	9,899	157,249	39,912	226,571
General, selling and administrative expenses	460,932	357,992	1,781,769	1,915,116	6,904,312
Total operating expenses	460,932	357,992	1,781,769	1,915,116	6,904,312
Operating Loss	(486,289)	(348,093)	(1,624,520)	(1,875,204)	(6,677,741)

Other income (expense):
Master brokers fee/payment under agreement	-	-	10,000
Interest income	-	2,052	-	2,052	3,895
Interest expense	(1,038)	-	(3,577)	(4,593)	(23,610)
	(1,038)	2,052	6,423	(2,541)	(19,715)
Net Loss	$(487,327)	2,052	$(1,618,097)	$(1,877,745)	$(6,697,456)

Net loss per common share - basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.03)

Weighted average of common shares outstanding	135,139,037	66,226,229	126,133,014	61,782,862

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended		From inception
		September 30,	June 9, 2008 to
	September 30, 2012	2011 Restated	September 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(1,618,097)	$(1,877,745)	$(6,687,459)
Depreciation	30,451	18,771	64,518
Stock for services	1,540,161	1,699,393	5,905,835
Accretion of debt premium and interest	-	-	2,869
Contributed capital to COGS	-	-	690
Expenses paid by stockholder contribution	-	-	5,807
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase accounts receivable	(38,544)	-	(38,544)
Decrease notes recveivable	5,000	-	5,200
(Increase) decrease prepaids	1,500	(8,249)	(2,513)
Increase inventory	12,214	(13,583)	(13,213)
Increase (decrease) accounts payable and accrued expenses	14,140	(27,960)	39,297
Net cash used in operating activities	(53,175)	(209,373)	(717,513)
Cash flows used in Investing Activities:
Capital expenditures	(2,061)	(144,703)	(203,774)
Net cash used in investing activities	(2,061)	(144,703)	(203,774)
Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	-	(22,132)	(44,132)
Accrued interest	3,547	7,980	11,214
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Common stock issued for cash	17,250	403,447	827,797
Preferred stock issued for cash	22,500	-	22,500
Net cash provided by financing activities	43,297	389,295	925,861
Net increase (decrease) in cash	(11,939)	35,219	4,574
Cash, beginning of year	16,513	22,755	-
Cash, end of year	$4,574	$57,974	$4,574
Cash paid for:
Interest	$30	$-	$1,367
Supplemental schedule of non-cash activities:
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for equipment	$-	$40,600	$40,600
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for accounts payable	$-	$121,202	$167,214
Common stock issued for convertible debt, debentures, including accrued interest	$-	$17,536	$47,535
Warrants issued for prepaid consulting services	$-	$-	$24,750
Contributed capital by shareholder, used to pay expenses	$-	$-	$5,807

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the consolidated financial statements as of September 30, 2012 and the nine months and the three months ended September 30, 2012 and 2011 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,618,097 for the nine months ended September 30, 2012, and negative working capital of $14,166 at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 141,094,494 shares of common stock outstanding as of September 30, 2012.

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

Note 5. Subsquent Events

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events have occurred that would have a material impact on the financial statements as of and for the period ended September 30, 2012.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the three-months ended September 30, 2012 and 2011.

THREE-MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 2011.

	September 30, 2012	September 30,
		2011 Restated	$ Change	% Change
REVENUES	$(9,926)	$13,199	$(23,125)	(175)%
Cost of sales	(15,431)	(3,300)	(12,131)	(367)%
	(25,357)	9,899	(35,256)	(356)%
General and administrative expenses	(460,932)	(357,992)	(102,940)	(28)%
Operating Loss	($486,289)	$(348,093)	$(138,196)	(39)%

During the three months ended September 30, 2012, we recognized expenses of $460,932 an increase of 28% from the three months ended September 30, 2011.  Professional and legal fees of approximately $162,053 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission.

The following table shows the financial data of the consolidated statements of operations of the Company for the nine-months ended September 30, 2012 and 2011.

NINE-MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2011.

	September 30, 2012	September 30,
		2011 Restated	$ Change	% Change
REVENUES	$253,413	$40,017	$(213,396)	533%
Cost of sales	(96,164)	(10,005)	(86,159)	(861)%
	157,249	30,012	(127,237)	(423)%
General and administrative expenses	(1,781,769)	(1,557,124)	(224,645)	(14)%
Operating Loss	($1,624,520)	$(1,527,112)	$(97,408)	(6)%

During the nine months ended September 30, 2012, we recognized expenses of $1,781,769 an increase of 14% from the nine months ended September 30, 2011.  Professional and legal fees of approximately $787,584 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2012	December 31,
		2011 Restated	$ Change	% Change
Cash	$4,574	$16,513	$(11,939)	(72)%
Accounts payable and accrued expenses	$24,283	$10,143	$14,140	139%
Total current liabilities	$70,497	$52,810	$17,687	33%
Cash proceeds from the sale of common stock	$17,250	$403,447	$(386,197)	(95)%

As of September 30, 2012, cash and cash equivalents totaled $4,574.  This cash position was the result of net cash provided by financing activities in the amount of $43,297, offsetting net cash used in operating activities in the amount of $53,175 and investing activities in the amount of $2,061.

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

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)

Dated: November 20, 2012	By	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated: November 20, 2012	By	/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director