Form 10-Q/A
period 2011-03-31
U.S. RARE EARTH MINERALS, INC
filed 2012-12-31
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

There were 64,529,004 shares of common stock outstanding as of May 13, 2011.

EXPLANATORY NOTE

The  purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, originally filed with the Securities and Exchange Commission on May 13, 2011, is to revalue the stock issued to consultants and professionals at fair market value and presentation of the previously disclosed stock split.

No changes have been made to the Form 10-Q other than the information described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited) Restated	(Audited) As Filed
ASSETS

CURRENT ASSETS
Cash	$78,269	$22,755
Note Receivable	200	200
Inventory	8,471	7,487
Total current assets	86,940	30,442

Property and Equipment, Net	86,337	50,289

Total assets	173,277	80,731

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$64,512	$69,615
10% Series A Senior (non-subordinated) debentures	25,000	40,000
Loan payable, current	25,000	-
Total current liabilities	114,512	109,615

Loans payable - long term	-	25,000
Loan payable - related party	-	2,132
Total liabilities	114,512	136,747

STOCKHOLDERS' EQUITY(DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized,
64,529,004 and 34,424,337 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	64,529	34,424
Additional paid-in capital	2,021,590	546,699
Deficit accumulated during the development stage	(2,027,354)	(637,139)
Total stockholders' equity(deficit)	58,765	(56,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$173,277	$80,731

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months		From inception
	March 31,	March 31,	June 9, 2008 to
	2011 Restated	2010 As filed	March 31, 2011 Restated

REVENUES	$7,931	$2,758	$24,062
Cost of goods sold	1,983	690	6,016
Gross profit	5,948	2,068	18,046

General, selling and administrative expenses	1,392,193	76,304	2,029,687

Operating Loss	(1,386,245)	(74,236)	(2,011,641)

Other income (expense):
Interest income	-	536	1,843
Interest expense	(3,970)	(2,965)	(17,556)
	(3,970)	(2,429)	(15,713)
Net Loss	$(1,390,215)	$(76,665)	$(2,027,354)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)

Weighted average of common shares outstanding	53,377,802	18,179,004

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	March 31,	March 31,	June 9, 2008 to
	2011	2010	March 31, 2011
	Restated	As filed	Restated
Cash Flows from Operating Activities:
Net Loss	$(1,390,215)	$(76,665)	$(2,027,354)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	4,541	-	7,952
Stock for services	1,366,251	7,500	1,629,156
Accretion of debt premium and interest	-	724	2,869
Contributed capital to COGS	-	690	690
Expenses paid by stockholder contribution	-	(8,475)	5,807
Changes in assets and liabilities:
Decrease notes receivable	-	(8,036)
Decrease prepaids	-	4,602	2,487
Decrease inventory	(984)	-	(8,470)
Increase accounts payable and accrued expenses	(5,103)	46,942	79,526

Net cash used in operating activities	$(25,510)	$(24,933)	$(307,337)
Cash flows used in Investing Activities:
Capital expenditures	(40,589)	-	(94,289)

Net cash used in investing activities	(40,589)	-	(94,289)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	(17,132)	-	(29,132)
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Common stock issued for cash	138,745	22,747	400,545
Net cash provided by financing activities	121,613	22,747	479,895

Net increase (decrease) in cash	55,514	(2,186)	78,269
Cash, beginning of period	22,755	5,727	-
Cash, end of period	$78,269	$3,541	$78,269

Cash paid for:
Interest	$-	$504	$1,337
Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$25,000	$65,500
Contributed capital by shareholder, used to pay expenses	$-	$8,475	$5,807

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
  NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the  financial statements as of March 31, 2011 and the three months ended March 31, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) was incorporated in the state of Nevada on June 9, 2008.

The Company currently has limited operations and, in accordance with Financial Accounting Standard Board Codification (“FASB ASC”), Development Stage Entities, is classified as a development stage company.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.)

Basis of Financial Statement Presentation

The accompanying unaudited  financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim  financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim  financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,390,215 for the three months ended March 31, 2011, and a working capital deficiency of $27,572 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were  64,529,004 shares of common stock outstanding as of May 13, 2011.

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

Note 5. Restatements

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of March 31, 2011 and December 31, 2010, (ii) the consolidated statements of operations for the three months ended March 31, 2011, and (iii) the consolidated statement of cash flows for the three months ended March 31, 2011.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)
	As Reported	Adjustment		Restated
Common stock	21,486	43,043	a	64,529
Additional paid-in capital	1,401,174	620,416	a, b	2,021,590
Deficit accumulated during the development stage	(1,363,895)	(663,459	)b	(2,027,354)

a - To adjust the common stock and additional paid in capital to reflect the 3 for 1 stock split which occurred on May 11, 2011.
b - To adjust stock issued for services to reflect the market value of those shares on the date of issuance.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended March 31, 2011
	As Reported	Adjustment		Restated

General, selling and administrative expenses	728,734	663,459	b	1,392,193
Operating Loss	(722,786)	(663,459	)b	(1,386,245)
Net Loss	(726,756)	(663,459	)b	(1,390,215)
Net loss per common share - basic and diluted	(0.04)	0.01	a, b	(0.03)
Weighted average of common shares outstanding	19,650,555	33,727,247	a, b	53,377,802

	From Inception June 9, 2008 to
	March 31, 2011
	As Reported	Adjustment		Restated

General, selling and administrative expenses	1,366,228	663,459	b	2,029,687
Operating Loss	(1,348,182)	(663,459	)b	(2,011,641)
Net Loss	(1,363,895)	(663,459	)b	(2,027,354)
Net loss per common share-basic and diluted	-			-
Weighted average of common shares outstanding	-			-

a - To adjust the common stock and additional paid in capital to reflect the 3 for 1 stock split which occurred on May 11, 2011.
b-To adjust stock issued for services to reflect the market value of those shares on the date of issuance.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

					From Inception June 9, 2008 to
	For the three months ended March 31, 2011				March 31, 2011
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated
Net Loss	(726,756)	(663,459	)b	(1,390,215)	(1,363,895)	(663,459	)b	(2,027,354)
Stock for services	673,750	692,501	b	1,366,251	936,655	692,501	b	1,629,156
Net cash used in operating activities	(54,552)	29,042	b	(25,510)	(336,379)	29,042	b	(307,337)
Common stock issued for cash	160,787	(22,042	)b	138,745	429,587	(29,042	)b	400,545
Net cash provided by financing activities	150,655	(29,042	)b	121,613	508,937	(29,042	)b	479,895

a - To adjust the common stock and additional paid in capital to reflect the 3 for 1 stock split which occurred on May 11, 2011.
b - To adjust stock issued for services to reflect the market value of those shares on the date of issuance.

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

THREE-MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2010.

	March 31,	March 31,
Results of Operations	2011 Restated	2010 As filed	$ Change	% Change
Revenue	$7,931	$2,758	$5,173	188%
Cost of sales	(1,983)	(690)	(1,293)	(187%)
	5,948	2,068	3,880	188%
General and administrative expenses	(1,392,193)	(76,304)	(1,315,889)	(1,724%)
Operating loss	$(1,386,245)	$(74,236)	$(1,312,009)	(1,767%)

During the three months ended March 31, 2011, we recognized expenses of $1,392,193 an increase of 1,724% from the three months ended March 31, 2010.  Professional and legal fees of approximately $980,069 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,
	2011 Restated	December 31, 2010	$ Change	% Change
Cash	$78,269	$22,755	$55,514	244%
Accounts payable and accrued expenses	$64,512	$69,615	$(5,103)	(7%)
Total current liabilities	$114,512	$109,615	$4,897	(4%)
Cash proceeds from the sale of common stock	$138,745	$136,900	$1,845	1%

As of March 31, 2011, cash totaled $78,269.  This cash position was the result of a result of net cash provided by financing activities in the amount of $121,613, offsetting net cash used in operating activities in the amount of $25,510.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,390,215 for the three months ended March 31, 2011, and a working capital deficiency of $27,572 at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

U.S. RARE EARTH MINERALS, INC (Formerly known as U.S. Natural Nutrients & Minerals, Inc)

Dated: December 31, 2012	By:	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated: December 31, 2012	By:	/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director