Form 10-Q/A
period 2011-06-30
U.S. RARE EARTH MINERALS, INC
filed 2012-12-31
CIK 1445815

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

There were 66,178,113 shares of common stock outstanding as of August 11, 2011.

EXPLANATORY NOTE

The  purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011, is to revalue the stock issued to consultants and professionals at fair market value and presentation of the previously disclosed stock split.

No changes have been made to the Form 10-Q other than the information described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

 ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited) Restated	(Audited) As filed
ASSETS

CURRENT ASSETS
Cash	$205,024	$22,755
Note Receivable	200	200
Inventory	8,687	7,487
Total current assets	213,911	30,442

Property and Equipment, Net	140,702	50,289

Total assets	354,613	80,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$112,604	$69,615
10% Series A Senior (non-subordinated) debentures	25,000	40,000
Accrued interest	10,032	-
Loan payable, current	25,000	-
Total current liabilities	172,636	109,615

Loans payable - long term	-	25,000
Loan payable - related party	-	2,132
Total liabilities	172,636	136,747

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized,
66,178,113 and 34,424,337 shares issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	66,178	34,424
Additional paid-in capital	2,284,643	546,699
Deficit accumulated during the development stage	(2,168,844)	(637,139)
Total stockholders' equity (deficit)	181,977	(56,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$354,613	$80,731

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended		From inception
	June 30,	June 30,	June 30,	June 30,	June 9, 2008 to
	2011 Restated	2010 As filed	2011 Restated	2010 As filed	June 30, 2011 Restated

REVENUES	$32,087	$6,478	$40,017	$9,237	$56,149
Cost of goods sold	8,022	1,620	10,005	2,310	14,038
Gross profit	24,065	4,858	30,012	6,927	42,111

General, selling and administrative expenses	164,931	125,371	1,557,124	201,676	2,194,618

Operating Loss	(140,866)	(120,513)	(1,527,112)	(194,749)	(2,152,507)

Other income (expense):
Interest income	-	389	-	925	1,843
Interest expense	(623)	(2,375)	(4,593)	(5,340)	(18,179)
	(623)	(1,986)	(4,593)	(4,415)	(16,335)
Net Loss	$(141,489)	$(122,499)	$(1,531,705)	$(199,164)	$(2,168,843)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average of common shares outstanding	66,603,333	24,559,605	59,524,340	21,386,930

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	June 30,	June 30,	June 9, 2008 to
	2011 Restated	2010 As filed	June 30, 2011 Restated
Cash Flows from Operating Activities:
Net Loss	$(1,531,705)	$(199,164)	$(2,168,843)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	11,125	-	14,536
Stock for services	1,366,251	172,000	1,629,156
Accretion of debt premium and interest	-	724	2,869
Contributed capital to COGS	-	690	690
Expenses paid by stockholder contribution	-	5,807	5,807

Changes in assets and liabilities:
Decrease notes receivable	-	29,231	-
(Increase) decrease prepaids	-	9,204	2,487
(Increase) decrease inventory	(1,200)	1,240	(8,687)
Increase (decrease) accounts payable and accrued expenses	42,989	(37,716)	127,618

Net cash used in operating activities	$(112,540)	$(17,984)	$(394,367)

Cash flows used in Investing Activities:
Capital expenditures	(101,538)	-	(155,238)

Net cash used in investing activities	(101,538)	-	(155,238)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	(17,132)	-	(29,132)
Accrued interest	10,032	-	10,032
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Common stock issued for cash	403,447	16,250	665,247
Net cash provided by financing activities	396,347	16,250	754,629

Net increase (decrease) in cash	182,269	(1,734)	205,024
Cash, beginning of year	22,755	5,727	-
Cash, end of year	$205,024	$3,993	$205,024

Cash paid for:
Interest	$-	$1,008	$1,337

Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$25,000	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$5,807	$5,807

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of June 30, 2011 and the six months ended June 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) was incorporated in the state of Nevada on June 9, 2008.

The Company has limited operations and in accordance with the Financial Accounting Standards Board Codification (“FASB ASC”) Development Stage Entities , is classified as a development stage company.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,531,705 for the six months ended June 30, 2011, and working capital of $41,275 at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 66,178,113 shares of common stock outstanding as of June 30, 2011.

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

Note 5. Restatements

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of June 30, 2011 and December 31, 2010, (ii) the consolidated statements of operations for the three and six months ended June 30, 2011, and (iii) the consolidated statement of cash flows for the six months ended June 30, 2011.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)
	As Reported	Adjustment		Restated
Common stock	66,178	-		66,178
Additional paid-in capital	1,619,081	665,562	b	2,284,643
Deficit accumulated during the development stage	(1,503,282)	(665,562	)b	(2,168,844)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

									From Inception June 9, 2008 to
	Three months ended June 30, 2011				Six months ended June 30, 2011				June 30, 2011
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

General, selling and administrative expenses	162,830	2,101	b	164,931	891,563	665,561	b	1,557,124	1,529,058	665,560	b	2,194,618
Operating Loss	(138,765)	(2,101	)b	(140,866)	(861,551)	(665,561	)b	(1,527,112)	(1,486,947)	(665,560	)b	(2,152,507)
Net Loss	(139,388)	(2,101	)b	(141,489)	(866,144)	(665,561	)b	(1,531,705)	(1,503,282)	(665,561	)b	(2,168,843)
Net loss per common share - basic and diluted	0.00	0.00		0.00	(0.01)	(0.02	)b	(0.03)	-			-
Weighted average of common shares outstanding	66,291,579	311,754	b	66,603,333	62,641,898	(3,117,558	)b	59,524,340	-			-

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

					From Inception June 9, 2008 to
	For the six months ended June 30, 2011				June 30, 2011
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated
Net Loss	(866,144)	(665,561	)b	(1,531,705)	(1,503,282)	(665,561	)b	(2,168,843)
Stock for services	673,750	692,501	b	1,366,251	936,655	692,501	b	1,629,156
Net cash used in operating activities	(139,480)	26,940	b	(112,540)	(421,307)	26,940	b	(394,367)
Common stock issued for cash	430,387	-26,940	b	403,447	692,187	-26,940	b	665,247
Net cash provided by financing activities	423,287	-26,940	b	396,347	781,569	-26,940	b	754,629

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the three months ended June 30, 2011 and 2010.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010.

	June 30,	June 30,
	2011 Restated	2010 As filed	$ Change	% Change
REVENUES	$32,087	$6,478	$25,609	395%
Cost of sales	(8,022)	(1,620)	(6,402)	(395%)
	24,065	4,858	19,207	395%
General and administrative expenses	(164,931)	(125,371)	(39,560)	(31%)
Operating Loss	$(140,866)	$(120,513)	$(20,353)	(14%)

During the three months ended June 30, 2011, we recognized expenses of $164,931 an increase of 31% from the three months ended June 30, 2010.  Professional and legal fees of approximately $65,364 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.
The following table shows the financial data of the consolidated statements of operations of the Company for the six months ended June 30, 2011 and 2010.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010.

	June 30,	June 30,
	2011	2010	$ Change	% Change
REVENUES	$40,017	$9,237	$30,780	333%
Cost of sales	(10,005)	(2,310)	(7,695)	(333%)
	30,012	6,927	23,085	333%
General and administrative expenses	(1,557,124)	(201,676)	(1,355,448)	(672%)
Operating Loss	$(1,527,112)	$(194,749)	$(1,332,363)	(684%)

During the six months ended June 30, 2011, we recognized expenses of $1,557,124 an increase of 672% from the six months ended June 30, 2010.  Professional and legal fees of approximately $1,045,433 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2011	2010	$ Change	% Change
Cash	$205,024	$22,755	$182,269	801%
Accounts payable and accrued expenses	$112,604	$69,615	$42,989	62%
Total current liabilities	$172,636	$109,615	$63,021	57%
Cash proceeds from the sale of common stock	$403,447	$136,900	$266,547	194%

As of June 30, 2011, cash totaled $205,024.  This cash position was the result of a result of net cash provided by financing activities in the amount of $396,347, offsetting net cash used in operating activities in the amount of $112,540 and net cash used in investing activities of $101,538.

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