Form 10-Q/A
period 2011-09-30
U.S. RARE EARTH MINERALS, INC
filed 2012-12-31
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

There were 74,731,109 shares of common stock outstanding as of September 30, 2011.

EXPLANATORY NOTE

The  purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011, is revalue the stock issued to consultants and professionals at fair market value and presentation of the previously disclosed stock split.

No changes have been made to the Form 10-Q other than the information described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

 ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited) Restated	(Audited) As filed
ASSETS

CURRENT ASSETS
Cash	$57,974	$22,755
Inventory	21,070	7,487
Note Receivable	200	200
Prepaid Expenses	8,249	-
Total current assets	87,493	30,442

Property and Equipment, Net	176,221	50,289

Total assets	263,714	80,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$41,655	$69,615
10% Series A Senior (non-subordinated) debentures	20,000	40,000
Accrued interest	7,980	-
Loan payable, current	25,000	-
Total current liabilities	94,635	109,615

Loans payable - long term	-	25,000
Loan payable - related party	-	2,132
Total liabilities	94,635	136,747

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized,
74,731,109 and 34,424,337 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	74,731	34,424
Additional paid-in capital	2,609,232	546,699
Deficit accumulated during the development stage	(2,514,884)	(637,139)
Total stockholders' equity (deficit)	169,079	(56,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,714	$80,731

See accompanying notes to the financial statements .

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended		From inception June 9, 2008 to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	Restated	As filed	Restated	As filed	Restated

Revenues	$13,199	$1,790	$53,216	$11,027	$69,348
Cost of goods sold	3,300	448	13,304	2,758	17,338
Gross Profit	9,899	1,342	39,912	8,269	52,010

General, selling and administrative expenses	357,992	71,116	1,915,116	272,792	2,552,610

Operating Loss	(348,093)	(69,774)	(1,877,745)	(264,523)	(2,500,600)

Other income (expense):
Interest income	2,052	-	2,052	925	3,895
Interest expense	-	(1,613)	(4,593)	(6,954)	(18,179)
	2,052	(1,613)	(2,541)	(6,029)	(14,283)
Net Loss	$(346,041)	$(71,387)	$(1,877,745)	$(270,552)	$(2,514,884)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average of common shares outstanding	66,226,229	33,304,823	61,782,852	25,403,217

See accompanying notes to the financial statements .

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			From inception
	September 30,	September 30,	June 9, 2008 to
	2011 Restated	2010 As filed	June 30, 2011 Restated
Cash Flows from Operating Activities:
Net Loss	$(1,877,745)	$(270,552)	$(1,727,589)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	18,771	838	22,182
Stock for services	1,699,393	196,650	1,107,463
Accretion of debt premium and interest	-	724	2,869
Contributed capital to cost of goods sold	-	690	690
Expenses paid by stockholder contribution	-	5,807	5,807
Changes in assets and liabilities:
Decrease note receivable	-	29,231	-
(Increase) decrease prepaid expenses	(8,249)	13,805	(5,762)
Increase inventory	(13,583)	(2,522)	(21,070)
Increase (decrease) accounts payable and accrued expenses	(27,960)	(37,720)	56,669

Net cash used in operating activities	$(209,373)	$(63,049)	$(491,200)

Cash flows used in Investing Activities:
Capital expenditures	(144,703)	(26,150)	(198,403)

Net cash used in investing activities	(144,703)	(26,150)	(198,403)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	(22,132)	(10,000)	(34,131)
Accrued interest	7,980	6,585	7,980
Proceeds from (payments of) Loans payable	-	(100)	39,000
Proceeds from Loan payable, related party	-	3,840	2,232
Common stock issued for cash	403,447	104,146	665,247
Net cash provided by financing activities	389,295	104,471	747,577

Net increase (decrease) in cash	35,219	15,272	57,974
Cash, beginning of period	22,755	5,727	-
Cash, end of period	$57,974	$20,999	$57,974

Cash paid for:
Interest	$-	$1,008	$1,337

Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Common stock issued for equipment	$40,600	$-	$40,600
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$25,000	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$5,807	$5,807

See accompanying notes to the financial statements .

U.S. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the  financial statements as of September 30, 2011 and the nine months ended September 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) was incorporated in the state of Nevada on June 9, 2008.

The Company has limited operations and in accordance with the Financial Accounting Standards Board Codification (“FASB ASC”) Development Stage Entities, is classified as a development stage company.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $1,877,745 for the nine months ended September 30, 2011, and a working capital deficiency of $7,142 at September 30, 2011.  These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

There were 74,731,109 shares of common stock outstanding as of September 30, 2011.

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

Note 4. Restatements

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of September 30, 2011 and December 31, 2010, (ii) the consolidated statements of operations for the three and nine months ended September 30, 2011, and (iii) the consolidated statement of cash flows for the nine months ended September 30, 2011.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)
	As Reported	Adjustments		Restated
Common stock	74,731	-		74,731
Additional paid-in capital	1,821,937	787,295	b	2,609,232
Deficit accumulated during the development stage	(1,727,589)	(787,295	) b	(2,514,884)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended September 30, 2011				Nine months ended September 30, 2011
	As Reported	Adjustments		Restated	As Reported	Adjustments		Restated
General, selling and administrative expenses	236,200	121,792	b	357,992	1,127,821	787,295	b	1,915,116
Operating Loss	(226,301)	(121,792)	b	(348,093)	(1,087,909)	(787,295)	b	(1,875,204)
Interest income	2,052	-		2,052	0	2,052	b	2,052
Interest expense	-			-	(2,541)	(2,052)	b	(4,593)
Net Loss	(224,249)	(121,792)	b	(346,041)	(1,090,450)	(787,295)	b	(1,877,745)
Weighted average of common shares outstanding	69,972,945	(3,746,716)		66,226,229	64,857,937	(3,075,085)		61,782,852

	From Inception June 9, 2008 to September 30, 2011
	As Reported	Adjustments		Restated
Continued
General, selling and administrative expenses	1,765,316	787,294	b	2,552,610
Operating Loss	(1,713,306)	(787,294)	b	(2,500,600)
Interest income	1,844	2,051	b	3,895
Interest expense	(16,127)	(2,052)	b	(18,179)
Net Loss	(1,727,589)	(787,295)	b	(2,514,884)
Weighted average of common shares outstanding	-	-		-

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

					From Inception June 9, 2008 to
	For the nine months ended September 30, 2011				September 30, 2011
	As Reported	Adjustments		Restated	As Reported	Adjustments		Restated
Net Loss	(1,090,450)	(787,295)	b	(1,877,745)	(1,727,589)	-		(1,727,589)
Stock for services	844,558	854,835	b	1,699,393	1,107,463	-		1,107,463
Net cash used in operating activities	(276,913)	67,540	b	(209,373)	(558,741)	67,541	b	(491,200)
Capital Expenditures	(104,103)	(40,600)	b	(144,703)	(157,803)	(40,600)	b	(198,403)
Net cash used in investing activities	(104,103)	(40,600)	b	(144,703)	(157,803)	(40,600)	b	(198,403)
Common stock issued for cash	430,387	(26,940)	b	403,447	692,187	(26,940)	b	665,247
Net cash provided by financing activities	416,235	(26,940)	b	389,295	774,518	(26,941)	b	747,577

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the three months ended September 30, 2011 and 2010.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010.

	September 30,	September 30,
	2011	2010	$ Change	% Change
REVENUES	$13,199	$1,790	$11,409	637%
Cost of sales	(3,300)	(448)	(2,852)	(636%)
	9,899	1,342	8,557	637%
General and administrative expenses	(357,992)	(71,116)	(286,876)	(403%)
Operating Loss	$(348,093)	$(69,774)	$(278,319)	(398%)

During the three months ended September 30, 2011, we recognized expenses of $357,092 an increase of 403% from the three months ended September 30, 2010.  Professional and legal fees of approximately $57,400 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

The following table shows the financial data of the consolidated statements of operations of the Company for the nine months ended September 30, 2011 and 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010.

	September 30,	September 30,
	2011	2010	$ Change	% Change
REVENUES	$40,017	$9,237	$30,780	333%
Cost of sales	(10,005)	(2,310)	(7,695)	(333%)
	30,012	6,927	23,085	333%
General and administrative expenses	(1,557,124)	(201,676)	(1,355,448)	(672%)
Operating Loss	$(1,527,112)	$(194,749)	$(1,332,363)	(684%)

During the nine months ended September 30, 2011, we recognized expenses of $1,557,124 an increase of 672% from the nine months ended September 30, 2010.  Professional and legal fees of approximately $1,102,833 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2011	2010
	Restated	As filed	$ Change	% Change
Cash	$57,974	$22,755	$35,219	155%
Accounts payable and accrued expenses	$41,655	$69,615	$(27,960)	(40)%
Total current liabilities	$94,635	$109,615	$(14,980)	(14)%
Cash proceeds from the sale of common stock	$403,447	$136,900	$266,547	194%

As of September 30, 2011, cash totaled $57,974.  This cash position was the result of a result of net cash provided by financing activities in the amount of $389,295, offsetting net cash used in operating activities in the amount of $209,373 and net cash used in investing activities in the amount of $144,703.

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