Form 10-K/A
period 2011-12-31
U.S. RARE EARTH MINERALS, INC
filed 2012-12-31
CIK 1445815

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of December 31, 2011, the aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $5,980,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 113,941,474.

EXPLANATORY NOTE

The  purpose of this amendment to our Quarterly Report on Form 10-K  for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 16, 2012 is to revalue the stock issued to consultants and professionals at fair market value and presentation of the previously disclosed stock split.

No changes have been made to the Form 10-K other than the information described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock trades over the counter bulletin board.   As of December 31, 2011, there were 113,941,494 shares outstanding.

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

Recent Sales of Unregistered Securities

During 2011, 72,527,996 shares were issued for services valued at varying amounts per share for a total of $4,086,517.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the three months ended December 31, 2011 and December 31, 2010.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010.

	December 31,	December 31,
	2011	2010	$ Change	% Change
Revenues	$23,079	$3,890	$19,189	493%
Cost of sales	(5,770)	(1,276)	(4,494)	(352)%
Gross profit	17,309	2,614	14,695	562%
General and administrative expenses	(2,569,933)	(68,183)	(2,501,750)	(3.669)%
Operating Loss	$(2,552,624)	$(65,569)	$(2,487,055)	(3,793)%

During the three months ended December 31, 2011, we recognized expenses of $2,569,933 an increase of 3,669% from the three months ended December 31, 2010.  The jump in expenses is a direct result of growing operations.  Professional and legal fees of approximately $709,757 were incurred for the most part in relation to consulting and legal fees necessary to implement and continue our business plan.

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 2011 and December 31, 2010.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010.

	December 31,	December 31,
	2011 Restated	2010 As filed	$ Change	% Change
Revenues	$76,295	$16,132	$60,163	373%
Cost of sales	(19,074)	(4,034)	(15,040)	-373%
Gross profit	57,221	12,098	45,123	373%
General and administrative expenses	(4,485,049)	(341,130)	(4,143,919)	-1,214%
Operating Loss	$(4,427,828)	$(329,032)	$(4,098,796)	-1,245%

During the year ended December 31, 2011, we recognized expenses of $4,485,049 an increase of 1,214% from the year ended December 31, 2010.  The jump in expenses is a direct result of growing operations.  Professional and legal fees of approximately $3,227,937 were incurred for the most part in relation to consulting and legal fees necessary to implement and continue our business plan.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2011 Restated	December 31, 2010	$ Change	% Change
Cash	$16,513	$22,755	$(6,242)	(27%)
Accounts payable and accrued expenses	$10,143	$69,615	$(59,472)	(85%)
Total current liabilities	$52,810	$109,615	$(56,805)	(52%)
Cash proceeds from the sale of common stock	$548,747	$136,900	$411,847	300%

As of December 31, 2011, cash totaled $16,513.  This cash position was the result of net cash provided by financing activities in the amount of $540,533, offset by net cash used in operating activities in the amount of $398,762 and cash flows used in investing activities of $148,013.

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

Contractual Obligations

We have one short-term promissory note due in 2012 with an aggregate principal balance of $25,000.

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

DECEMBER 31, 2011
DECEMBER 31, 2010

F-

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets - restated of U.S. Rare Earth Minerals, Inc. (formerly U.S. Natural Nutrients and Minerals, Inc.) (a development stage company) as of December 31, 2011 and  2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements - restated referred to above present fairly, in all material respects, the financial position - restated of U.S. Rare Earth Minerals, Inc. (formerly U.S. Natural Nutrients and Minerals, Inc.) (a development stage company) as of December 31, 2011 and 2010 and the results of its operations - restated and its cash flows - restated for the year ended December 31, 2011 and December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The  purpose of this amendment to our Quarterly Report on Form 10-K  for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 16, 2012 is to revalue the stock issued to consultants and professionals at fair market value and presentation of the previously disclosed stock split.

No changes have been made to the Form 10-K other than the information described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

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

/s/ Paritz & Company, P.A
Paritz & Company, P.A.
Hackensack, New Jersey
March 15, 2012, Except for Note 5, as to which the date is Nov. 17, 2012.

U.S. RARE EARTH MINERALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
	(Audited) Restated	(Audited) As filed
ASSETS

CURRENT ASSETS
Cash	$16,513	$22,755
Inventory	25,427	7,487
Note Receivable	-	200
Prepaid Expenses	6,500	-
Total current assets	48,440	30,442

Property and Equipment, Net	167,646	50,289

Total assets	216,086	80,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,143	$69,615
10% Series A Senior (non-subordinated) debentures	10,000	40,000
Accrued interest	7,667	-
Loan payable, current	25,000	-
Total current liabilities	52,810	109,615

Loans payable - long term	-	25,000
Loan payable - related party	-	2,132
Total liabilities	52,810	136,747

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized,
113,941,494 and 34,424,337 shares issued and outstanding
as of December 31, 2011 and December 31, 2010, respectively	113,941	34,424
Additional paid-in capital	5,118,697	546,699
Deficit accumulated during the development stage	(5,069,362)	(637,139)
Total stockholders' equity (deficit)	163,276	(56,016)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$216,086	$80,731

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	Year Ended		From inception
	December 31,	December 31,	June 9, 2008 to
	2011 Restated	2010 As filed	December 31, 2011 Restated

Revenues	$76,295	$16,132	$92,427
Cost of goods sold	19,074	4,034	23,108
Gross Profit	57,221	12,098	69,319

General, selling and administrative expenses	4,485,049	341,130	5,122,543

Operating Loss	(4,427,828)	(329,032)	(5,053,224)

Other income (expense):
Interest income	2,052	925	3,895
Interest expense	(6,447)	(8,363)	(20,033)
	(4,395)	(7,437)	(16,137)
Net Loss	$(4,432,223)	$(336,470)	$(5,069,362)

Net loss per common share - basic and diluted	$(0.06)	$(0.01)

Weighted average of common shares outstanding	68,303,395	27,043,833

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC.
 (A Development Stage Company)
CONSO0LIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period June 9, 2008 (date of inception) to December 31, 2011

					Accumulated
					Deficit
			Additional	Common	During
	Common Stock		Paid-In	Stock	Development
	Shares Restated	Amount Restated	Capital Restated	Payable As filed	Stage As filed	Total Restated

Balance June 9, 2008 (date of inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for founders shares	12,810,000	12,810	(8,540)	-	-	4,270

Net loss in 2008	-	-	-	-	-24,324	-24,324

Balance December 31, 2008	12,810,000	12,810	(8,540)	-	-24,324	-20,054

Proceeds from sale of common stock	3,468,501	3,469	113,931	-	-	117,400

Issuance of common stock for services	705,000	705	9,430	-	-	10,135

Issuance of common stock for intangible asset	750,000	750	24,250	-	-	25,000

Stock payable for consulting for services	-	-	-	25,000	-	25,000

Warrants issued for prepaid consulting services	-		18,408	-	-	18,408

Net loss for 2009	-	-	-	-	-276,345	-276,345

Balance December 31, 2009	17,733,501	17,734	157,479	25,000	-300,669	-100,456

Proceeds from sale of common stock	1,531,494	1,531	135,369	-	-	136,900

Issuance of common stock for services	14,910,000	14,910	208,590	-25,000	-	198,500

Issuance of common stock for equipment	79,998	80	7,420	-	-	7,500

Issuance of common stock for debt	169,344	169	31,343	-	-	31,512

Inventory contributed to Company by shareholder			6,498	-	-	6,498

Net loss for 2010	-	-	-	-	-336,470	-336,470

Balance December 31, 2010	34,424,337	34,424	546,699	-	(637,139)	(56,016)

Proceeds from sale of common stock	6,664,141	6,664	542,083	-	-	548,747

Issuance of common stock for services	72,527,996	72,528	4,013,989	-	-	4,086,517

Issuance of common stock for debt	325,020	325	15,926	-	-	16,251

Net loss for 2011	-	-	-	-	(4,432,223)	(4,432,223)

Total Stockholders' Deficit	113,941,494	113,941	5,118,697	-	(5,069,362)	163,276

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

			From inception
	December 31,	December 31,	June 9, 2008 to
	2011 Restated	2010 As filed	December 31, 2011 Restated
Cash Flows from Operating Activities:
Net Loss	$(4,432,223)	$(336,470)	$(5,069,362)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	30,656	3,411	34,067
Stock for services	4,086,517	198,500	4,365,674
Accretion of debt premium and interest	-	724	2,869
Contributed capital to cost of goods sold	-	690	690
Expenses paid by stockholder contribution	-	5,807	5,807
Changes in assets and liabilities:
Decrease note receivable	200	29,231	200
(Increase) decrease prepaid expenses	(6,500)	18,408	(4,013)
Increase inventory	(17,940)	(1,246)	(25,427)
Increase (decrease) accounts payable and accrued expenses	(59,472)	5,141	25,157

Net cash used in operating activities	$(398,762)	$(75,804)	$(664,338)

Cash flows used in Investing Activities:
Capital expenditures	(148,013)	(46,200)	(201,713)

Net cash used in investing activities	(148,013)	(46,200)	(201,713)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	(15,881)	-	(44,132)
Accrued interest	7,667	-	7,667
Proceeds from (payments of) Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	2,132	2,232
Common stock issued for cash	548,747	136,900	810,547
Net cash provided by financing activities	540,533	139,032	882,564

Net increase (decrease) in cash	(6,242)	17,028	16,513
Cash, beginning of year	22,755	5,727	-
Cash, end of year	$16,513	$22,755	$16,513

Cash paid for:
Interest	$-	$1,008	$1,337

Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$16,251	$30,000	$46,251
Common stock issued for equipment	$	$7,500	$
Common stock issued for inventory	$-	$6,498	$-
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$(25,000)	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$5,807	$5,807

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

As of December 31, 2011, the Company has 113,941,494 shares of common stock issued and outstanding.

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

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of and December 31, 2011 and 2010, (ii) the consolidated statements of operations for the year ended december 31, 2011, (iii) the consolidated statement of changes in stockholders’ equity  and (iv) the consolidated statement of cash flows for the year ended December 31, 2011.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Audited)
	As Reported	Adjustment		Restated
Common stock	113,942	(1)		113,941
Additional paid-in capital	3,044,889	2,073,808	b	5,118,697
Deficit accumulated during the development stage	(2,995,555)	(2,073,807	)b	(5,069,362)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(AUDITED)

					From Inception June 9, 2008 to
	Year ended December 31, 2011				December 31, 2011
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated

General, selling and administrative expenses	2,411,242	2,073,807	b	4,485,049	3,048,736	2,073,807	b	5,122,543
Operating Loss	(2,354,021)	(2,073,807	)b	(4,427,828)	(2,979,417)	(2,073,807	)b	(5,053,224)
Interest income	0	2,052	b	2,052	1,844	2,051	b	3,895
Interest expense	(4,395)	(2,052	)b	(6,447)	(17,981)	(2,052	)b	(20,033)
Net Loss	(2,358,416)	(2,073,807	)b	(4,432,223)	(2,995,554)	(2,073,808	)b	(5,069,362)
Net loss per common share - basic and diluted	(0.03)	(0.03)		(0.06)	-			-
Weighted average of common shares outstanding	70,399,290	(2,095,895	)b	68,303,395	-			-

CONSOLIDATED STATEMENT OF CASH FLOWS
(AUDITED)

					From Inception June 9, 2008 to
	December 31,2011				December 31, 2011
	As Reported	Adjustment		Restated	As Reported	Adjustment		Restated
Net Loss	(2,358,416)	(2,073,807	)b	(4,432,223)	(2,995,554)	(2,073,808	)b	(5,069,362)
Stock for services	1,961,370	2,125,147	b	4,086,517	2,224,275	2,141,399	b	4,365,674
(Increase)Decrease prepaids expenses	(6,499)	(1)		(6,500)	(4,013)	-		(4,013)
Net cash used in operating activities	(450,101)	51,339	b	(398,762)	(731,929)	67,591	b	(664,338)
Capital Expenditures	(107,413)	(40,600	)b	(148,013)	(161,113)	(40,600	)b	(201,713)
Net cash used in investing activities	(107,413)	(40,600	)b	(148,013)	(161,113)	(40,600	)b	(201,713)
Payment of loan payable and debentures	(32,132)	16,251	b	(15,881)	(44,131)	(1)		(44,132)
Common stock issued for cash	575,737	(26,990	)b	548,747	837,537	(26,990	)b	810,547
Net cash provided by financing activities	551,272	(10,739	)b	540,533	909,555	(26,991	)b	882,564
Common stock issued for convertible debt, debentures	0	16,251	b	16,251	30,000	16,251	b	46,251
Commom stock issued for equipment	40,600	(40,600	)b	0	40,600	(40,600	)b	0

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