Form 10-Q/A
period 2012-03-31
U.S. RARE EARTH MINERALS, INC
filed 2013-01-22
CIK 1445815

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

There were 119,161,493 shares of common stock outstanding as of March 31, 2012.

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 15, 2012, is reflected changes made to the valuation of stock issued to consultants and professionals on prior amended 10-Q/A’s for the Periods ending March 31, 2011, June 30, 2011 & September 30, 2011 and the December31, 2011 10-K/A and presentation of the previously disclosed stock split.

No changes have been made to the Form 10-Q other than the information described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited) Restated	(Audited) Restated
ASSETS

CURRENT ASSETS
Cash	$13,708	$16,513
Accounts Receivable	88,032	-
Note Receivable	-	-
Inventory	9,107	25,427
Prepaid Expenses	3,750	6,500
Total current assets	114,597	48,440

Property and Equipment, Net	158,801	167,646

Total assets	$273,398	$216,086

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$72,874	$10,143
10% Series A Senior (non-subordinated) debentures	10,000	10,000
Accrued interest	9,170	7,667
Loan payable, current	25,000	25,000
Total current liabilities	117,044	52,810

Total liabilities	117,044	52,810

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 300,000,000 authorized,
119,161,493 and 113,941,494 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	119,161	113,941
Additional paid-in capital	5,573,477	5,118,697
Deficit Accumulated during the development stage	(5,536,284)	(5,069,362)
Total stockholders' equity	156,354	163,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$273,398	$216,086

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended		From inception
	March 31,	March 31,	June 9, 2008 to
	2012	2011	March 31, 2012
	Restated	Restated	Restated

REVENUES	$137,678	$7,931	$230,105
Cost of goods sold	38,986	1,983	62,093
	98,692	5,948	168,012

General, selling and administrative expenses	574,111	1,392,193	5,696,655

Operating Loss	(475,419)	(1,386,245)	(5,528,643)

Other income (expense):
Interest income	-	-	3,895
Payment under distributorship agreement	10,000	-	10,000
Interest expense	(1,503)	(3,970)	(21,536)
	8,497	(3,970)	(7,639)
Net Loss	$(466,922)	$(1,390,215)	$(5,536,284)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average of common shares outstanding	117,242,812	53,377,802

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From inception
	March 31,	March 31,	June 9, 2008 to
	2012	2011	March 31, 2012
	Restated	Restated	Restated
Cash Flows from Operating Activities:
Net Loss	$(466,922)	$(1,390,215)	$(5,536,284)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	10,145	4,541	44,212
Stock for services	450,000	1,366,251	4,815,674
Stock issued for intangible asset	-	-	-
Accretion of debt premium and interest	-	-	2,869
Contributed capital to COGS	-	-	690
Expenses paid by stockholder contribution	-	-	5,807
Changes in assets and liabilities:
Increase accounts receivable	(88,032)	-	(88,032)
Decrease notes receivable	-	-	200
(Increase) decrease prepaids	2,750	-	(1,263)
(Increase) decrease inventory	16,320	(984)	(9,107)
Increase (decrease) in accounts payable & accrued expenses	62,731	(5,103)	87,888

Net cash used in operating activities	(13,008)	(25,510)	(677,346)

Cash flows used in Investing Activities:
Capital expenditures	(1,300)	(40,589)	(203,013)

Net cash used in investing activities	(1,300)	(40,589)	(203,013)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	-	(17,132)	(44,132)
Accrued interest	1,503	-	9,170
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Proceeds from the sale of common stock	10,000	138,745	820,547
Net cash provided by financing activities	11,503	121,613	894,067

Net increase (decrease) in cash	(2,805)	55,514	13,708
Cash, beginning of period	16,513	22,755	-
Cash, end of period	$13,708	$78,269	$13,708

Consolidated Statements of Cash Flows (Continued)

Cash paid for:
Interest	$-	$-	$1,337

Supplemental schedule of non-cash investing and Financing Activities:
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for equipment	$-	$-	$40,600
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$-	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$-	$5,807

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
  NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the  financial statements as of March 31, 2012 and the three months ended March 31, 2012 and 2011 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $466,922 for the three months ended March 31, 2012, and a working capital deficiency of $2,447 at March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 119,161,493 shares of common stock outstanding as of March 31, 2012.

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

Note 6. Restatements

The tables below show the effects of the restatements on (i) the Company's consolidated balance sheets as of March 31, 2012 and December 31, 2011, (ii) the consolidated statements of operations for the three months ended March 31, 2012, and (iii) the consolidated statement of cash flows for the three months ended March 31, 2012.

BALANCE SHEETS

	March 31, 2012 (Unaudited)			December 31, 2011 (Audited)
	As Reported	Adjustments	Restated	As Reported	Adjustments		Restated
Common stock	119,161	-	119,161	113,942	1		113,941
Additional paid-in capital	3,056,669	(2,516,808)	5,573,477	3,044,889	(2,073,808	)b	5,118,697
Deficit accumulated during the development stage	(3,019,476)	2,516,808	(5,536,284)	(2,995,555)	2,073,807	b	(5,069,362)

a - To adjust the common stock and addit ional paid in capital to reflect the 3 for 1 stock split which occurred on May 11, 2011.
b - To adjust stock issued for services to reflect the market value of those shares on the date of issuance.

STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended March 31, 2012				March 31, 2011
	As Reported	Adjustments		Restated	As Reported	Adjustments		Restated
General, selling and administrative expenses	131,110	(443,001)	b	574,111	728,734	(663,459)	b	1,392,193
Operating Loss	(32,418)	443,001	b	(475,419)	(722,786)	663,459	b	(1,386,245)
Net Loss	(23,921)	443,001	b	(466,922)	(726,756)	663,459	b	(1,390,215)
Net loss per common share - basic and diluted	0.00	0.00	a, b	0.00	(0.01)	0.00	a, b	(0.01)
Weighted average of common shares outstanding	117,164,137	(78,675)	a, b	117,242,812	58,926,999	5,549,197	a, b	53,377,802

	From Inception June 9, 2008 to March 31, 2012
	As Reported	Adjustments		Restated
Continued
General, selling and administrative expenses	3,179,849	(2,516,805	) b	5,696,654
Operating Loss	(3,011,837)	2,516,806	b	(5,528,643)
Net Loss	(3,019,476)	2,516,808	b	(5,536,284)
Net loss per common share - basic and diluted	-			-
Weighted average of common shares outstanding	-			-

a - To adjust the common stock and additional paid in capital to reflect the 3 for 1 stock split which occurred on May 11, 2011.
b - To adjust stock issued for services to reflect the market value of those shares on the date of issuance.

STATEMENT OF CASH FLOWS
(UNAUDIT ED)

	For the three months ended March 31, 2012				From Inception June 9, 2008 to March 31, 2012
	As Reported	Adjustments		Restated	As Reported	Adjustments		Restated
Net Loss	(23,921)	443,001	b	(466,922)	(3,019,476)	2,516,808	b	(5,536,284)
Stock for services	5,000	(445,000	) b	450,000	2,229,275	(2,586,399	) b	4,815,674
Net cash used in operating activities	(15,007)	(1,999	) b	(13,008)	(746,936)	(69,590	) b	(677,346)
Common stock issued for cash	11,999	1,999	b	10,000	849,536	28,989	b	820,547
Net cash used in investing activities	(1,300)	-	b	(1,300)	(162,413)	40,600	b	(203,013)
Net cash provided by financing activities	13,502	25,005	b	(11,503)	923,057	28,990	b	894,067

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

THREE-MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2011.

	March 31,	March 31,
	2012	2011	$ Change	% Change
REVENUES	$137,678	$7,931	$129,747	1636%
Cost of sales	(38,986)	(1,983)	(37,003)	1866%
	98,692	5,948	92,744	1559%
General and administrative expenses	(574,111)	(1,392,193)	818,082	58%
Operating Loss	$(475,419)	$(1,386,245)	$910,826	65%

During the three months ended March 31, 2012, we recognized expenses of $574,111 a decrease of 58% from the three months ended March 31, 2011.  Professional and legal fees of approximately $499,603 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2012	2011	$ Change	% Change
Cash	$13,708	$16,513	$(2,805)	(17)%
Accounts payable and accrued expenses	$72,874	$10,143	$62,731	618%
Total current liabilities	$117,044	$52,810	$64,234	122%
Cash proceeds from the sale of common stock	$10,000	$138,745	$(128,745)	(93)%

As of March 31, 2012, cash totaled $13,708.  This cash position was the result of a result of net cash provided by financing activities in the amount of $11,503, offsetting net cash used in operating activities in the amount of $13,008.

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

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)

Dated: January 18, 2013
	By	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated: January 18, 2013		/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director