Form 10-Q/A
period 2012-06-30
U.S. RARE EARTH MINERALS, INC
filed 2013-01-22
CIK 1445815

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

There were 128,741,410 shares of common stock outstanding as of June 30, 2012.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$5,138	$16,513
Accounts Receivable	112,937	-
Inventory	7,573	25,427
Prepaid Expenses	1,500	6,500
Total current assets	127,148	48,440

Property and Equipment, Net	148,656	167,646

Total assets	275,804	216,086

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,125	$10,143
10% Series A Senior (non-subordinated) debentures	10,000	10,000
Accrued interest	10,179	7,667
Loan payable, current	25,000	25,000
Total current liabilities and total liabilities	77,304	52,810

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 300,000,000 authorized,
128,741,410 and 113,941,494 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	128,741	113,941
Additional paid-in capital	6,269,891	5,118,697
Accumulated deficit during the development stage	(6,200,132)	(5,069,362)
Total stockholders' equity	198,500	163,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$275,804	$216,086

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended		From inception
	June 30,	June 30,	June 30,	June 30,	June 9, 2008 to
	2012	2011	2012	2011	June 30, 2012

REVENUES	$125,661	$32,087	$263,540	$40,017	$355,966
COST OF GOODS SOLD	41,746	8,022	80,733	10,005	103,840
GROSS PROFIT	83,915	24,065	182,807	30,012	252,126

General, selling and administrative expenses	746,726	164,931	1,320,837	1,557,124	6,443,380

Operating Loss	(662,811)	(140,866)	(1,138,231)	(1,527,112)	(6,191,455)

Other income (expense):
Interest income	-	-	-	-	3,895
Master brokers fee	-	-	10,000	-	10,000

Interest expense	(1,037)	(623)	(2,539)	(4,593)	(22,572)
	(1037)	(623)	7,461	(4,593)	(8,677)
Net Loss	$(663,848)	$(141,489)	$(1,130,770)	$(1,531,705)	$(6,200,132)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.03)

Weighted average of common shares outstanding	126,121,343	65,603,333	121,682,077	59,524,340

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		From inception
	June 30,	June 30,	June 9, 2008 to
	2012	2011	June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(1,130,770)	$(1,531,705)	$(6,200,132)
Depreciation	20,290	11,125	54,357
Stock for services	1,148,744	1,366,251	5,514,418
Accretion of debt premium and interest	-	-	2,869
Contributed capital to COGS	-	-	690
Expenses paid by stockholder contribution	-	-	5,807
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase accounts receivable	(112,937)	-	(112,937)
Decrease notes receivable	5,000	-	5,200
Decrease prepaids	-	-	(4,013)
(Increase) decrease inventory	17,854	(1,200)	(7,573)
Increase (decrease) accounts payable and accrued expenses	21,982	42,989	47,139
Net cash used in operating activities	$(29,837)	$(112,540)	$(694,175)

Cash flows used in Investing Activities:
Capital expenditures	(1,300)	(101,538)	(203,013)
Net cash used in investing activities	(1,300)	(101,538)	(203,013)

Cash flows from Financing Activities:
Proceeds from Convertible debt	-	-	15,000
Proceeds from Series A Debentures	-	-	52,250
Payment of loan payable and debentures	-	(17,132)	(44,132)
Accrued interest	2,512	10,032	10,179
Proceeds from Loans payable	-	-	39,000
Proceeds from Loan payable, related party	-	-	2,232
Common stock issued for cash	17,250	403,447	827,797
Net cash provided by financing activities	19,762	396,347	902,326

Net increase (decrease) in cash	(11,375)	182,269	5,138
Cash, beginning of period	16,513	22,755	-
Cash, end of period	$5,138	$205,024	$5,138

Cash paid for:
Interest	$2,539	$4,593	$20,521

Supplemental schedule of non-cash investing and Financing Activities
Loan payable, related party reclassified as loan payable	$-	$-	$100
Loan reclassified to accounts payable	$-	$-	$2,000
Loan receivable reclassified to accounts payable	$-	$-	$15,721
Series A Debentures reclassified to Convertible Debenture	$-	$-	$5,000
Common stock issued for intangible - customer list	$-	$-	$25,000
Common stock issued for convertible debt, debentures	$-	$-	$30,000
Warrants issued for prepaid consulting services	$-	$-	$24,750
Stock payable issued	$-	$-	$25,000
Contributed capital by shareholder, used to pay expenses	$-	$-	$5,807

See accompanying notes to the financial statements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $ for the six months ended June 30, 2012, and working capital of $49,844 at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 128,741,410 shares of common stock outstanding as of June 30, 2012.

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

THREE-MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE-MONTHS ENDED JUNE 30, 2011.

	June 30,	June 30,
	2012	2011	$ Change	% Change
REVENUES	$125,661	$32,087	$93,574	291%
Cost of sales	(41,746)	(8,022)	(33,724)	(420)%
	83,915	24,065	59,850	248%
General and administrative expenses	(746,726)	(164,931)	(581,795)	(352)%
Operating Loss	$(662,811)	$(140,866)	$(521,945)	(370)%

During the three months ended June 30, 2012, we recognized expenses of $746,726 an increase of 352% from the three months ended June 30, 2011.  Professional and legal fees of approximately $637,745 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2012	2011	$ Change	% Change
Cash	$5,138	$16,513	$(11,375)	(68)%
Accounts payable and accrued expenses	$32,125	$10,143	$21,982	216%
Total current liabilities	$77,304	$52,810	$24,494	46%
Cash proceeds from the sale of common stock	$17,250	$403,447	$(386,197)	(95)%

As of June 30, 2012, cash and cash equivalents totaled $5,138.  This cash position was the result of a result of net cash provided by financing activities in the amount of $19,762, offsetting net cash used in operating activities in the amount of $29,837 and investing activities in the amount of $1,300.

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

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients  & Minerals, Inc)

Dated:	January 18, 2013
		By	/s/ Paul Hait
Paul Hait
Chief Executive Officer and Director

Dated:	January 18, 2013
		By	/s/ Dennis Cullison
Dennis Cullison
Principle Financial Officer, President and Director