Form 10-K
period 2012-12-31
U.S. RARE EARTH MINERALS, INC
filed 2013-04-15
CIK 1445815

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Registrant’s revenues for its most recent fiscal year: $312,903.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 183,365,578.

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

PART I

ITEM 1. BUSINESS.

Overview

U.S. Rare Earth Minerals (formerly U.S. Natural Nutrients and Minerals, Inc.) (the “Company”), was organized on June 9, 2008. The Company changed its name in April, 2011. The Company’s focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the product.  The Company commenced its mining activities in 2009, the Company entered into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located on land located in the southwestern part of southern Nevada not far from the town of Panaca.  Fifty percent (50%) of the beneficial ownership of M-Strata is owned by Paul Hait and Dennis Cullison.  Dennis Cullison is a director of the Company.  Paul Hait was formerly a director of the Company but he resigned in February of 2013 to take care of an ailing wife.  Paul Hait owns or controls more than 10% of the outstanding stock of the Company and is therefore deemed to be a control person as that term is defined by the Securities and Exchange Act of 1933, as amended.   A copy of the agreement between M-Strata, LLC and the Company is set forth on a Form 8K filed in November, 2009.

The Company has commenced a sales and marketing program of the product extracted in the mining process under the name “Excelerite®”.  Engineers employed by the Company estimate that the claims, which are the subject of the M Strata Agreement may contain as much as one hundred million tons of Calcium Montmorillonite material and perhaps more.  The Company believes that Excelerite® may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. Micro “Excelerite", a supplement form of Excelerite®, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company intends to market the product through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.   Dennis Cullison,  President and a director of the Company, has been marketing the product to agricultural customers in Oregon.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Excelerite”.  The human supplement business was transferred into a wholly owned subsidiary called Bio-Multimin, Inc. in 2010.

The Company’s wholly owned subsidiary “Bio Multimin, Inc.” (a Nevada corporation) was formed on July 31, 2010.  Bio Multimin, Inc. has the same address and the same Officers and Directors as its parent company USNNM.  Its’ e-commerce website is:  www.biomultimin.com.  Bio-Multimin, Inc. was the subject of a spin-off to the Company’s shareholders in January, 2013.

Employees

As of December 31, 2012, the Company had two employees.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company rents office space at 6460 Medical Center St., Suite 230, Las Vegas, Nevada 89148

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in a legal proceeding concerning the ownership of four million five hundred thousand shares of common stock paid for certain financial public relations services which were not adequately performed or not performed at all.  The shares are being held in abeyance pending the court determination of whether or not the service provider performed the services for which it was hired.  The Company expects an outcome favorable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock trades over the counter bulletin board.   As of December 31, 2012, there were 161,303,196 shares outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).  The Preferred Stock is not publicly traded.    As of December 31, 2012, there were 37,500 shares outstanding.

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

Awards

For the calendar year ending December 31, 2012, no awards had been made under the 2010 Plan to pay for services rendered to the Company in lieu of cash.  These awards are made when the Company does not have sufficient cash to pay for the services provided to the Company.

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

Common Stock Awards. Recipients of shares of restricted Common Stock that are not "transferable" and are subject to "substantial risk of forfeiture" at the time of grant will not be subject to Federal income taxes until lapse or release of the restrictions on the shares. The recipient's income and the Company's deduction will be equal to the fair market value of the shares on the date of lapse or release of such restrictions.  It has been the Company’s policy to value the cost of the issuance of said unregistered shares at the then bid price of the stock when issued.

The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

During 2012, 40,428,843 unregistered restricted shares were issued for the payment for goods and services. 31,001,652 shares were issued to M Strata pursuant to the terms of the agreement between M Strata and the Company.  Another 7,575,578 shares were issued to multiple individuals for various services.

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

The term of the M Strata Agreement is five (5) years and there is a provision for automatic extensions of the term for additional one (1) year terms thereafter.  The M Strata Agreement provides for payments by USMN of $24.00 per ton of Product removed from M Strata’s claims, subject to periodic adjustment for cost of living in accordance with the terms of the M Strata Agreement.  Payments for Product are to be made by USNNM to M Strata on a monthly basis, upon presentation of invoices and in accordance with the terms of the M Strata Agreement.  There are monthly minimum purchases of Product that are required to be made during the term of the M Strata Agreement.  M Strata has agreed to accept unregistered shares of common stock of USMN in consideration for the obligations of the Company pursuant to the terms of the M Strata Agreement.

Twenty-five percent (25%) of the beneficial ownership of M Strata is owned by Dennis Cullison, who is a director of the Company.

A copy of the Agreement was attached to the filing of a Form 8K in November, 2009.

The Agreement was supplemented in 2011 to include the right of the Company to mine various rare earth minerals on the mining claims.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 2012 and December 31, 2011.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011.

	December 31, 2012	December 31, 2011 Restated	$ Change	% Change
Revenues	$312,903	$76,295	$236,608	310%
Cost of sales	(121,919)	(19,074)	(102,845)	-539%
Gross profit	190,984	57,221	133,763	234%
General and administrative expenses	(2,480,696)	(4,485,049)	2,004,353	45%
Operating Loss	$(2,289,712)	$(4,427,828)	$2,138,116	48%

During the year ended December 31, 2012, we recognized expenses of $2,480,696, a decrease of 45% from the year ended December 31, 2011.  A decrease of $617,375 for legal fees and $848,759 in professional services was partly offset by the increase of $1,525,155 for the land lease. During the year ended December 31, 2012, we have incurred approximately $293,000 in employee compensation expense, a decrease of approximately $1,950,000.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2012	December 31, 2011 Restated	$ Change	% Change
Cash	$5,523	$16,513	$(10,990)	(67%)
Accounts payable and accrued expenses	$28,188	$10,143	$(18,045)	(178%)
Total current liabilities	$74,371	$52,810	$(21,561)	(41%)
Cash proceeds from the sale of common stock	$17,250	$548,747	$(531,497)	(97)%

As of December 31, 2012, cash totaled $5,523.  This cash position was the result of net cash provided by financing activities in the amount of $58,266, offsetting by net cash used in operating activities in the amount of $67,196 and cash flows used in investing activities of $2,060.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of December 31, 2012, the Company’s current assets exceeded its current liabilities by $225,004 due to the increase in prepaid expenses of $248,100, the Company generated minimal revenue and has experienced recurring net operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Contractual Obligations

We have one short-term promissory note was due in 2012 with an aggregate principal balance of $25,000.  The note is now in default.

The Company has a contractual obligation appertaining to its mining activities on mining claims owned by M Strata, LLC.  Dennis Cullison, a director of the Company, is also an Owner of 25% of M-Strata. See Item 5 above.

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

FINANCIAL STATEMENTS

DECEMBER 31, 2012
DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of U.S. Rare Earth Minerals, Inc. (formerly U.S. Natural Nutrients and Minerals, Inc.) as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Rare Earth Minerals, Inc. (formerly U.S. Natural Nutrients and Minerals, Inc.)  as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit of $7,960,479 and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
April 12, 2013

U.S. RARE EARTH MINERALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31,
	December 31,	2011
	2012	(Audited)
	(Audited)	Restated
ASSETS

CURRENT ASSETS
Cash	$5,523	$16,513
Accounts receivable	27,406	-
Prepaid expenses	254,600	6,500
Inventory	11,846	25,427
Total current assets	299,375	48,440

Property and Equipment, Net	129,063	167,646

Total assets	428,438	216,086

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,188	$10,143
10% Series A Senior (non-subordinated) debentures	10,000	10,000
Accrued interest	11,183	7,667
Loan payable, current	25,000	25,000
Total current liabilities	74,371	52,810

Total liabilities	74,371	52,810

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 300,000,000 authorized,
161,303,196 and 113,941,494 shares issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	161,303	113,941
Additional paid-in capital - common stock	8,115,743	5,118,697
Preferred stock: $1.00 par value; 500,000 authorized,
37,500 shares issued and outstanding as of December 31, 2012	38	-
Additional paid in capital - preferred stock	37,462	-
Accumulated deficit	(7,960,479)	(5,069,362)
Total stockholders' equity	354,067	163,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$428,438	$216,086

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)
	For the Years Ended
		December 31,
	December 31,	2011
	2012	Restated

REVENUES	$312,903	$76,295
Cost of goods sold	121,919	19,074
Gross Profit	190,984	57,221

General, selling and administrative expenses	2,480,696	4,485,049
Total operating expenses	2,480,696	4,485,049

Operating Loss	(2,289,712)	(4,427,828)

Other income (expense):
Interest income	-	2,052
Interest expense	(3,546)	(6,447)
	(3,546)	(4,395)

Net Loss	$(2,293,258)	$(4,432,223)

Net loss per common share - basic and diluted	$(0.02)	$(0.06)

Weighted average of common shares outstanding	131,907,134	70,399,290

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the year ended December 31, 2012 and 2011

					Additional	Common
	Common Stock		Preferred Stock		Paid-In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Deficit	Payable	Deficit	Total
Balance December 31, 2010	41,067,196	$41,067	-	$-	$1,137,913	$-	$(1,234,998)	$(56,018)

Sale of stock for cash	6,664,141	6,664			542,083	-	-	548,747

Issuance of stock for services	72,527,996	72,528			4,013,989	-	-	4,086,517

Issuance of stock for debt	325,020	325			15,926	-	-	16,251

Net loss	-	-			-	-	(4,432,223)	(4,432,223)

Balance December 31, 2011 Restated	120,584,353	$120,584	-	$-	$5,709,911	$-	$(5,667,221)	$163,274

Sale of stock for cash	290,000	290	37,500	38	54,422	-	-	54,750

Issuance of stock for services	40,428,843	40,429			2,388,872	-	-	2,429,301

Net loss	-	-			-	-	(2,293,258)	(2,293,258)

Balance December 31, 2012	161,303,196	$161,303	37,500	$38	$8,153,205	$-	$(7,960,479)	$354,067

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

	For the Twelve Months Ended
		December 31,
	December 31,	2011
	2012	Restated
Cash Flows from Operating Activities:
Net Loss	$(2,293,258)	$(4,432,223)
Depreciation	40,641	30,656
Stock for services	2,429,301	4,086,517
Changes in assets and liabilities:
Decrease(Increase) accounts receivable	(27,406)	-
Decrease(Increase) notes receivable	-	200
Decrease(Increase) decrease prepaids	(248,100)	(6,500)
Decrease(Increase) inventory	13,581	(17,940)
Increase (decrease) accounts payable and accrued expenses	18,045	(59,472)
Net cash used in operating activities	(67,196)	(398,762)

Cash flows used in Investing Activities:
Capital expenditures	(2,060)	(148,013)
Net cash used in investing activities	(2,060)	(148,013)

Cash flows from Financing Activities:
Payment of loan payable and debentures	-	(15,881)
Accrued interest	3,516	7,667
Common stock issued for cash	17,250	548,747
Preferred stock issued for cash	37,500	-
Net cash provided by financing activities	58,266	540,533

Net increase (decrease) in cash	(10,990)	(6,242)
Cash, beginning of year	16,513	22,755
Cash, end of year	$5,523	$16,513

Cash paid for:
Interest	$30	$-

Supplemental schedule of non-cash activities:
Common stock issued for convertible debt, debentures, including accrued interest	$-	$16,251

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

During 2012, the Company determined that it is conducting substantial business activities and is no linger primarily seeking to raise capital or develop a business plan and accordingly, is no longer a development stage company.

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

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of December 31, 2012, the Company generated minimal revenue and has experienced recurring net operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually begin among other things, operations in accordance with its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3. Loans and Debentures Payable

The Company issued two debenture in March 2010 for $10,000 inclusive  of accrued interest.

We have one short-term promissory note was due in 2012 with an aggregate principal balance of $25,000.  The note is now in default.

Note 4. Common Stock

The Company’s authorized preferred stock is 50,000,000 with a $0.001 par value and common stock is 300,000,000 common shares with $0.001 par value.

During 2012, 40,428,843 shares of common stock were issued in exchange for services.  31,001,652 shares were issued to M Strata for the lease of the mine.  Another 7,575,578 shares were issued to multiple individuals for various services.

As of December 31, 2012, the Company has 161,303,196 shares of common stock issued and outstanding.

In August 2012, the Company paid a stock dividend of one share for every twenty (20) shares of common stock outstanding as of July 31, 2012.  The dividend is reflected as a stock split in the accompanying financial statements to the earliest date contained therein.

Note 5. Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. See Item 5 above

Note 6. Subsequent Events

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 15, 2013, the date that the financial statements were available to be issued.

Subsequent to December 31, 2012, the Company issued 22,062,382 shares of common stock, valued at $55,282 in exchange for services.

The Company completed the announced "spin-off" of its wholly owned subsidiary, Bio-Multimin, Inc. to the shareholders in January, 2013.  Shares were distributed to each shareholder based on one share of Bio-Multimin, Inc. for each 5 shares of Company owned.

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

Name	Age	Position
Dennis Cullison	53	Chairman of the Board, President, Secretary and Director
Michael Tague	54	Chief Financial Officer and Director

Dennis Cullison (53) Mr. Cullison has been the President, Treasurer, and a director of the Company since 2009.  Upon the retirement of Paul Hait, Mr. Cullison has become also Chairman of the Board of Directors.   Mr. Cullison resides in Bend, Oregon. Mr. Cullison graduated in 1978 from Benson Polytechnic High School.  Mr. Cullison attended Portland State University and Portland Community College where he received his Business Degree, Certificate in Computer Programming and Certificate in Graphic Arts.  Prior to joining the Company he was the Secretary and Chief Financial Officer and a Director of HERB-VITA, Inc. and the co-founder of US Organic Marketing, LLC, the company that brought the EXCELERITE product opportunity to the our Company. He is active in developing the operations systems for controlling product production, tracking product sales and overseeing the Web design to promote and sell our products world-wide.  Prior to becoming involved with Herb Vita and US Organics, Mr. Cullison co-designed, patented and developed the third brake light (above the rear window) innovation for automobiles. This product afforded Mr. Cullison the opportunity to travel world-wide promoting his and become familiar with a host of foreign customs and business practices.

Paul Hait, 73, Chairman of the Board of Directors of the U.S. Rare Earth Minerals, Inc. (“Company”) has retired effective as of February 6, 2013, as it is necessary to attend to the caring for his wife who is quite ill.   Caring for his wife will require all of his attention and time and will mean that he will have no time available any longer to devote to the Company’s business activities.

Dennis Cullison, President and Treasurer, will also assume the position of Chairman of the Board and will continue as a Director.   He will perform all of the duties of Chairman of the Board as well as continuing to perform the duties of President and Secretary.

The Board of Directors of the Company has appointed Michael Tague, 54, as Chief Financial Officer and a Director of the Company in order to fill the vacancy created by the retirement of Paul Hait.  Mr. Tague has devoted a substantial part of his business career in the mortgage brokerage and mortgage banking business.  Since, April, 2011, he has been the area sales manager for Interbank Mortgage Company, of Lincolnshire, Illinois.  His duties include the managing of highly successful wholesale account  executives  who sell mortgage loan services for Interbank Mortgage Company throughout California which have resulted in the closing of over $5 billion of residential loans.   Previously  from  September, 2005 up until April, 2011, he was the West Coast Regional Manager for PMAC Lending Services, located in Chino Hills, California.  PMAC Lending Servies was a retail residential mortgage lender and prior to his position with PMAC Lending Services he was President and Chief Executive Officer and owner of Mortgageline, a wholesale mortgage lender specializing in jumbo mortgage loans of one million dollars or more on residential mortgage loans in Bend, Oregon and throughout the United States.  Previously, he was the owner and President of Integrity Funding Group, Inc., Bend, Oregon, which also was in the business of wholesale and retail mortgage lending.  Integrity Funding Group, Inc. operated in Oregon, California, Idaho and Hawaii.  Mr. Tague resides in Bend, Oregon.  He attended Saddleback College, in California.  He is a successful mortgage banker and  mortgage broker with substantial financial experience in finance matters and the financial requirements of successful companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2012, all reports required to be filed were filed on a timely basis.

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

Mr. Michael Tague has been awarded 10 million shares of unregistered common stock as compensation for the calendar years 2013 and 2014 in lieu of any salary or other compensation and such shares shall vest monthly over said period.

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

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock $0.001 par value	Cede & Co P.O. Box 20 Bowling Green Station New York, NY 10274	N/A	32,190,169	28.25

Common Stock $0.001 par value	Michael Tague 18614 Riverwoods Dr. Bend, OR 97702	Chief Financial Officer and Director	10,000,000	6.21

Common Stock $0.001 par value	Dennis Cullison 18614 Riverwoods Dr. Bend, OR 97702	Treasurer, Director	20,408,674	12.68

Common Stock $0.001 par value	All officers and directors as a group (2 persons named above)		40,303,500	25.40

Common Stock $0.001 par value	Paul Hait		21,000,000	13.04

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

(2)	Based on 161,303,196 shares of our Common Stock outstanding as of December 31, 2012.

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

The Company has commenced its mining activities.  The Company entered into an agreement in 2009 with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  M Strata’s principal owners are Paul Hait and Dennis Cullison.   Dennis Cullison is director of the Company. See item 5 above.

Director Independence

As of December 31, 2012, Mr. Cullison is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over the Counter Bulletin Board. The Over the Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 and review of our interim financial statements for the first, second and third quarters of 2012 was approximately $12,685. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 and review of our interim financial statements for the first, second and third quarters of 2011 was approximately $12,030.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2012 and 2011 were approximately $750 and $310, respectively.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

• Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

• Balance Sheets as of December 31, 2012 and 2011

• Statements of Operations for the years ended December 31, 2012 and 2011

• Statements of Stockholders’ Deficit for the year ended December 31, 2012 and 2011 (audited)

• Statement of Cash Flows for the years ended December 31, 2012 and 2011

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

U.S. Rare Earth Minerals, Inc.
(Registrant)

By  /s/ Dennis Cullison
Dennis Cullison
Chairman of the Board, Principal Operating Officer, and Director

Date  April 12, 2013

By /s/ Michael Tague
Michael Tague
Principal Financial Officer and Director

Date   April 12, 2013