Form 10-Q
period 2013-03-31
U.S. RARE EARTH MINERALS, INC
filed 2013-05-15
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2013

Commission File Number: 333-154912

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
 (Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6460 Medical Center St. Suite 230 Las Vegas, NV	89148
(Address of principal executive offices)	(Zip code)

(503) 551-1989
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

There were 183,365,578 shares of common stock outstanding as of March 31, 2013.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
BALANCE SHEETS

	March 31,	December 31,
	2013 (Unaudited)	2012 (Audited)
ASSETS

CURRENT ASSETS
Cash	$19,698	$5,523
Accounts receivable	49,702	27,406
Prepaid expenses	-	254,600
Inventory	10,682	11,846
Total current assets	80,082	299,375

Property and Equipment, Net	118,881	129,063

Total assets	198,963	428,438

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$97,830	$28,188
10% Series A Senior (non-subordinated) debentures	10,000	10,000
Accrued interest	12,249	11,183
Loan payable	32,000	25,000
Total current liabilities and total liabilities	152,079	74,371

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 300,000,000 authorized,
183,365,578 and 161,303,196 shares issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	183,365	161,303
Additional paid-in capital - common stock	8,776,176	8,115,743
Preferred stock: $1.00 par value; 500,000 authorized,
37,500 shares issued and outstanding as of March 31, 2013
and December 31, 2012	38	38
Additional paid in capital - preferred stock	37,462	37,462
Net assets from discontinued operations	-	15,633
Accumulated deficit	(8,950,157)	(7,976,112)
Total stockholders' equity	46,884	354,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$198,963	$428,438

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2013	2012

REVENUES	$114,298	$133,413
Cost of goods sold	10,383	37,920
Gross Profit	103,915	95,493

General, selling and administrative expenses	1,066,692	571,858
Total operating expenses	1,066,692	571,858

Operating Loss	(962,777)	(476,365)

Other income (expense):
Depreciation	(10,183)	-
Other income	-	10,000
Interest expense	(1,085)	(1,503)
Total other income (expenses)	(11,268)	8,497

Net Loss before discontinued operations	(974,045)	(467,868)

Discontinued operations	-	946

Net loss	$(974,045)	$(466,922)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average of common shares outstanding	170,569,128	117,242,812

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(974,045)	$(466,922)
Depreciation	10,182	10,145
Stock for services	682,495	450,000
Net assets from discontinued operations	(15,633)	-
Changes in assets and liabilities:
Increase accounts receivable	(22,296)	(88,032)
Decrease prepaid expense	254,600	2,750
Decrease inventory	1,164	16,320
Increase accounts payable and accrued expenses	69,642	62,731
Net cash provided by (used in) operating activities	6,109	(13,008)

Cash flows from Investing Activities:
Capital expenditures	-	(1,300)
Net cash used in investing activities	-	(1,300)

Cash flows from Financing Activities:
Notes payable	7,000	-
Accrued interest	1,066	1,503
Common stock issued for cash	-	10,000
Net cash provided by financing activities	8,066	11,503

Net increase (decrease) in cash	14,175	(2,805)

Cash, beginning of period	5,523	16,513
Cash, end of period	$19,698	$13,708

Cash paid for:
Interest	$1,085	$-

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the  financial statements as of March 31, 2013 and the three months ended March 31, 2013 and 2012 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company completed the announced "spin-off" of its wholly owned subsidiary, Bio-Multimin, Inc. to the shareholders in January, 2013.  Shares were distributed to each shareholder based on one share of Bio-Multimin, Inc. for each 5 shares of the Company owned shares.  Therefore these financial statements are no longer consolidated.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2013.

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) was incorporated in the state of Nevada on June 9, 2008.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue and has experienced recurring net operating losses, had a net loss of $974,046 for the three months ended March 31, 2012, and a working capital deficiency of ($71,997) at March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

The ability of the Company to continue as a going concern is dependent upon among other things, its ability to successfully accomplish the plans described in the preceding paragraph and eventually begin operations in accordance with its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2. Common Stock

The Company’s authorized preferred stock is 50,000,000 with a $0.001 par value and common stock is 300,000,000 common shares with $0.001 par value.

There were 183,365,578 shares of common stock outstanding as of March 31, 2013.

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

Note 5. Subsquent Events

Management evaluated all activity of the Company through the issue date of the Financial Statements and noted that no subsequent events that would have a material impact on the financial statements as of and for the period ended March 31, 2013.

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

To the extent that the company requires additional capital for operations that it cannot derive from profits from sales, the Company plans to sell additional shares of unregistered preferred stock to raise money for additional operating capital.  There is no guarantee the Company will be successful in selling additional shares to raise funds for additional operating capital, or if successful, it will raise the desired amount or be on terms and conditions which are beneficial to the Company.

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

The Company is marketing its products through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  The Company’s directors, Michael Tague and Dennis Cullison, have been marketing the product to agricultural customers in Oregon, throughout the United States and internationally as well.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the  statements of operations of the Company for the three-months ended March 31, 2013 and 2012.

THREE-MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2012.

	March 31,	March 31,	$	%
	2013	2012	Change	Change
REVENUES	$114,297	$133,413	$(19,116)	-14%
Cost of sales	10,383	37,920	(27,537)	-72%
	103,914	95,493	8,421

General and administrative expenses	1,066,692	571,858	494,834	86%
Operating Loss	$(962,778)	$(476,365)	$(486,413)

During the three months ended March 31, 2013, we incurred expenses of $1,066,692 an increase of 86% from the three months ended March 31, 2012.  Professional and legal fees of approximately $42,285 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

THREE-MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2011.

	March 31,	March 31,	$	%
	2012	2011	Change	Change
REVENUES	$137,678	$7,931	$129,747	1636%
Cost of sales	(38,986)	(1,983)	(37,003)	1866%
	98,692	5,948	92,744	1559%
General and administrative expenses	(574,111)	(1,392,193)	818,082	58%
Operating Loss	$(475,419)	$(1,386,245)	$910,826	65%

During the three months ended March 31, 2012, we incurred expenses of $574,111 a decrease of 58% from the three months ended March 31, 2011.  Professional and legal fees of approximately $499,603 were incurred in relation to the preparation, review, and filing of our financial statements with the Securities and Exchange Commission. Other professional fees consisted of clerical and start-up fees necessary to develop our business and investigate new business plans which resulted in our change of focus as of October 2009.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,	$	%
	2013	2012	Change	Change
Cash	$19,698	$5,523	14,175	256%
Accounts payable and accrued expenses	$97,830	$28,188	69,642	247%
Total current liabilities	$152,079	$74,371	77,708	104%
Cash proceeds from the sale of common stock	$0	$10,000	(10,000)	-100%

As of March 31, 2013, cash totaled $19,698.  This cash position was the result of net cash provided by operating activities in the amount of $6,109 and financing activities in the amount of $8,066.

	March 31,	December 31,
	2012	2011	$ Change	% Change
Cash	$13,708	$16,513	$(2,805)	(17)%
Accounts payable and accrued expenses	$72,874	$10,143	$62,731	618%
Total current liabilities	$117,044	$52,810	$64,234	122%
Cash proceeds from the sale of common stock	$10,000	$138,745	$(128,745)	(93)%

As of March 31, 2012, cash totaled $13,708.  This cash position was the result of net cash provided by financing activities in the amount of $11,503 and offset net cash used in operating and investing activities in the amount of $14,308.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen its financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities.  While we are presently considering a limited private offering of our securities, we do not have immediate plans to have a public offering of our common stock and there is no guarantee that any such offering would be successful or be completed on terms that are beneficial to the Company.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our  results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

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

As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 1A.   RISK FACTORS.

As disclosed on the Form 10K recently, the Company is involved in a legal proceeding concerning the ownership of four million five hundred thousand shares of common stock paid for certain financial public relations services which were not adequately performed or not performed at all.  The shares are being held in abeyance pending the court determination of whether or not the service provider performed the services for which it was hired.  The Company expects an outcome favorable to the Company.

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

The M Strata Agreement further provided that it was granting USMN the exclusive right to mine and purchase the Product from M Strata (“Exclusive Right”) and M Strata agreed that it will not sell Product or permit any other person or entity to purchase Product or mine on the claims controlled by M Strata other than USMN, on condition that USNNM meets certain Purchase Minimums (as defined in the agreement) (“Purchase Minimums”) and makes timely payments therefor.  In the event USMN fails to meet the Purchase Minimums for a period of one year, then such Exclusive Right shall terminate and M Strata shall be entitled to either (i) terminate the M Strata Agreement and cause USMN to terminate all mining operations on M Strata’s claims or (ii) sell Product to other purchasers in addition to USMN.   USMN may cure any default in the Purchase Minimum by paying for the difference between the amount actually purchased in any one calendar year, which was less than the Purchase Minimum and the amount actually ordered and paid for. Nothing in the M Strata Agreement conferred on USMN or its agents any rights of ownership in any mining claims owned or controlled by M Strata now or in the future.  In addition, USMN agreed that it would only purchase Calcium Montmorillonite clay from M Strata and from no other source for the term of the M Strata Agreement or any extensions thereof.  No default has been declared by M Strata of any of the terms of the Agreement as of the date hereof.

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

Twenty five percent (25%) of the beneficial ownership of M Strata is owned by Dennis Cullison, who is a director of the Company.

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

U.S. RARE EARTH MINERALS, INC (Formerly known as U.S. Natural Nutrients & Minerals, Inc)
Dated: May 14, 2013
	By	/s/ Dennis Cullison
Dennis Cullison
Chief Executive Officer, President and Director
Dated: May 14, 2013
	By	/s/ Michael Tague
Michael Tague
Principle Financial Officer, Secretary and Director