Form 10-Q
period 2013-06-30
U.S. RARE EARTH MINERALS, INC
filed 2013-08-15
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2013

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

There were 299,106,132 shares of common stock outstanding as of August 9, 2013.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,222	$5,523
Accounts receivable	47,673	27,406
Prepaid expenses	-	254,600
Inventory	15,825	11,846
Total current assets	64,720	299,375

Property and Equipment, Net	193,416	129,063

Total assets	258,136	428,438

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$306,187	$28,188
10% Series A Senior (non-subordinated) debentures	5,000	10,000
Accrued interest	11,638	11,183
Loan payable	110,000	25,000
Total current liabilities	432,825	74,371

Total liabilities	432,825	74,371

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value; 300,000,000 authorized, 193,856,138 and 161,303,196 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	193,856	161,303
Additional paid-in capital - common stock	9,180,107	8,115,743
Preferred stock: $1.00 par value; 500,000 authorized, 40,500 and 37,500 shares issued and outstanding as of June 30, 2013 and December 31, 2012	41	38
Additional paid in capital - preferred stock	40,460	37,462
Net assets from discontinued operations	-	15,633
Accumulated deficit	(9,589,153)	(7,976,112)
Total stockholders' equity (deficit)	(174,689)	354,067

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$258,136	$428,438

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

REVENUES	$98,897	$118,774	$213,194	$252,187
Cost of goods sold	43,619	37,608	54,002	75,528
Gross Profit	55,278	81,166	159,192	176,659

General, selling and administrative expenses	674,120	736,012	1,740,811	1,297,923
Depreciation	12,764	10,145	22,947	20,290
Total operating expenses	686,884	746,157	1,763,758	1,318,213

Operating Loss	(631,606)	(664,991)	(1,604,566)	(1,141,554)

Other income (expense):
Other income	-	-	-	10,200
Interest expense	(7,389)	(1,037)	(8,475)	(2,539)
Total other (expenses)	(7,389)	(1,037)	(8,475)	7,661

Net Loss	(638,995)	(666,028)	(1,613,041)	(1,133,893)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average of common shares outstanding	191,514,873	126,032,314	181,099,862	121,580,518

See accompanying notes to the financial statements.

.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended

	June 30,	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(1,613,041)	$(1,133,893)
Depreciation	12,764	32,175
Common stock issued for services	1,096,917	1,153,994
Net assets from discontinued operations	(15,633)	-
Changes in assets and liabilities:
Decrease(Increase) accounts receivable	(20,267)	(112,188)
Decrease(Increase) prepaid expense	254,600	4,999
Decrease(Increase) inventory	(3,979)	20,780
Increase (decrease) accounts payable and accrued expenses	277,999	21,983
Due to Bio Multimin	-	(248)
Net cash used in operating activities	(10,640)	(12,398)

Cash flows used in Investing Activities:
Acquisition of property equipment	(77,117)	(13,185)
Net cash used in investing activities	(77,117)	(13,185)

Cash flows from Financing Activities:
Accrued interest	455	2,512
Proceeds from loan	85,000	-
Repayment of debentures	(5,000)	-
Preferred stock issued for cash	3,001	-
Common stock issued for cash	-	12,000
Net cash provided by financing activities	83,456	14,512

Net increase (decrease) in cash	(4,301)	(11,071)

Cash, beginning of period	5,523	12,555
Cash, end of period	$1,222	$1,484

Cash paid for interest	$1,085	$2,539

Supplemental schedule of non-cash activities:
Common stock issued for services	$1,096,917	$1,153,994

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the  financial statements as of June 30, 2013 and the three months ended June 30, 2013 and 2012 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue and has experienced recurring net operating losses, had a net loss of $638,995 for the three months ended June 30, 2013, and a working capital deficiency of ($368,105) at June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Note 1. Basis of Presentation and Organization and Significant Accounting Policies (continued)

Going Concern (continued)

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

There were 193,856,138 shares of common stock outstanding as of June 30, 2013.

On February 13, 2013, the Company issued 10,000,000_shares of its common stock in exchange for services valued at $200,000.

On February 28, 2013, the Company issued 12,062,382_shares of its common stock in exchange for services valued at $482,496.

On April 18, 2013, the Company issued 9,665,560_shares of its common stock in exchange for services valued at $386,422.

On April 19, 2013, the Company issued 500,000_shares of its common stock in exchange for services valued at $15,000.

On June 30, 2013, 325,000 shares were issued in exchange for the conversion of $5,000 worth of outstanding debentures.

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

Note 5. Loan payable

In June 2013, the Company received an $85,000 loan bearing interest @ 6% per annum and due within 90 days of the date received.

Note 6. Subsequent Events

On July 12, 2013, the Company issued 105,250,000 "restricted" shares of common stock in exchange for services, future services, certain intellectual property and a senior management contract with a member of the Company's current Board of Advisors.  These shares were issued pursuant to the Section 4(2) or private offering exemption under federal law and corollary securities exemptions under state law.  These shares will be controlled by the Company and held in escrow, or otherwise held in reserve, until final details under which they will be fully earned are contractually agreed upon and determined.  In the event that details concerning how and when the shares will be fully earned cannot be agreed upon, the shares, which will remain under the control of the Company, can and will be canceled or partially canceled.

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

Plan of Operation (continued)

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

RESULTS OF OPERATIONS

The following table shows the financial data of the  statements of operations of the Company for the three-months ended June 30, 2013 and 2012.

THREE-MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE-MONTHS ENDED JUNE 30, 2012.

	June 30,	June 30,	$	%
	2013	2012	Change	Change
REVENUES	$98,897	$118,774	$(19,877)	-17%
Cost of sales	43,619	37,608	6,011	16%
	55,278	81,166	(25,888)

General and administrative expenses	674,120	736,012	(61,892)	-8%
Operating Loss	$(618,842)	$(654,846)	$36,004

During the three months ended June 30, 2013, we incurred expenses of $674,120, a decrease of 8% from the three months ended June 30, 2012.  There were significant variances in compensation expense and land lease costs for the period.

SIX-MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX-MONTHS ENDED JUNE 30, 2012.

	June 30,	June 30,	$	%
	2013	2012	Change	Change
REVENUES	$213,194	$252,187	$(38,993)	-15%
Cost of sales	54,002	75,528	(21,526)	-29%
	159,192	176,659	(17,467)

General and administrative expenses	1,763,758	1,318,213	445,545	34%
Operating Loss	$(1,604,566)	$(1,141,554)	$(463,012)

During the six months ended June 30, 2013, we incurred expenses of $1,763,758, a increase of 34% from the six months ended June 30, 2012.  There were significant variances in compensation expense and land lease costs for the  period.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,	$	%
	2013	2012	Change	Change
Cash	$1,222	$5,523	$(4,301)	-78%
Accounts payable and accured expenses	306,187	28,188	(277,999)	986%
Total current Liabilities	307,409	33,711	273,698	812%
Cash proceeds from the sale of common stock	-	12,000	(12,000)	-100%
Cash proceeds from the sale of prefered stock	$3,001	$-	$3,001	100%

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

On February 13, 2013, the Company issued 10,000,000_shares of its common stock in exchange for services valued at $200,000.

On February 28, 2013, the Company issued 12,062,382_shares of its common stock in exchange for services valued at $482,496.

On April 18, 2013, the Company issued 9,665,560_shares of its common stock in exchange for services valued at $386,422.

On April 19, 2013, the Company issued 500,000_shares of its common stock in exchange for services valued at $15,000.

On June 30, 2013, 325,000 shares were issued in exchange for the conversion of $5,000 worth of outstanding debentures.

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

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

A copy of the Agreement was attached to the filing of a Form 8K in November 2009.

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

Dated: August 14, 2013

	By	/s/ Dennis Cullison
Dennis Cullison
Chief Executive Officer, President and Director

Dated: August 14, 2013

	By	/s/ Michael Tague
Michael Tague
Principle Financial Officer, Secretary and Director