Form 10-Q/A
period 2013-06-30
U.S. RARE EARTH MINERALS, INC
filed 2013-08-21
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q-A

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

Based on a post-quarter issuance of shares held in escrow pending performance, there were 299,106,132 shares of common stock outstanding as of August 9, 2013.

REASONS FOR FILING THIS AMENDED 10-Q

We are filing this amended quarterly report on Form 10-Q because we neglected to include the disclosure contained in footnote 6 to our financial statements titled “Subsequent Events,” in Item 5 of Part II of our former Form 10-Q titled “Other Information.”  This disclosure explains a stock issuance that occurred subsequent to the quarter end, which involves shares held in escrow pending the occurrence of certain events and performances.  Reference is made to Item 5, Part II below titled “Other Information.”

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None; however, common shares were issued subsequent to the quarter end.  See Item 5, Part II below titled “Other Information.”

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

On July 12, 2013, the Company issued 105,250,000 "restricted" shares of common stock in exchange for services, future services, certain intellectual property and a senior management contract with a member of the Company's current Board of Advisors.  These shares were issued pursuant to the Section 4(2) or private offering exemption under federal law and corollary securities exemptions under applicable state law.  These shares will be controlled by the Company and held in escrow, or otherwise held in reserve, until final details under which they will be fully earned are contractually agreed upon and determined.  In the event that details concerning how and when the shares will be fully earned cannot be agreed upon, the shares, which will remain under the control of the Company, can and will be canceled or partially canceled.  These “restricted” shares have been issued the way that they have been issued to demonstrate good faith towards the endeavors the Company is pursuing.  If those endeavors do not materialize, the shares, or part of them as applicable to such events, will be canceled.

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

Dated: August 21, 2013

	By	/s/ Dennis Cullison
Dennis Cullison
Chief Executive Officer, President and Director

Dated: August 21, 2013

	By	/s/ Michael Tague
Michael Tague
Principle Financial Officer, Secretary and Director