Form 10-Q
period 2013-09-30
U.S. RARE EARTH MINERALS, INC
filed 2013-11-18
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2013

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

There were 193,856,138 shares of common stock outstanding as of November 14, 2013.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
BALANCE SHEETS
	As of
	September 30,	As of
	2013	December 31,
	(Unaudited)	2012
ASSETS
CURRENT ASSETS
Cash	$8,819	$5,523
Accounts receivable	38,208	27,406
Prepaid expenses	-	254,600
Inventory	14,617	11,846
Total current assets	61,644	299,375

Property and Equipment, Net	180,652	129,063

Total assets	242,296	428,438

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$565,386	$28,188
10% Series A Senior debentures	5,000	10,000
Accrued interest	13,781	11,183
Loan payable	110,000	25,000
Total current liabilities	694,167	74,371

Total liabilities	694,167	74,371

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized, 193,856,138 and 161,303,196 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	193,856	161,303
Preferred stock: $1.00 par value; 500,000 authorized, 40,500 and 37,500 shares issued and outstanding as of September 30, 2013 and December 31, 2012	41	38
Additional paid in capital	9,220,567	8,153,205
Net assets from discontinued operations	-	15,633
Accumulated deficit	(9,866,335)	(7,976,112)
Total stockholders' equity (deficit)	(451,871)	354,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$242,296	$428,438

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

REVENUES	$55,693	$(9,926)	$268,887	$253,413
Cost of goods sold	41,181	25,592	118,131	126,615
Gross Profit	14,512	(35,518)	150,756	126,798

Selling, general, and administrative expenses	289,551	450,771	2,030,361	1,751,318
Total operating expenses	289,551	450,771	2,030,361	1,751,318

Operating Loss	(275,039)	(486,289)	(1,879,605)	(1,624,520)

Other income (expense):
Other income	-	-	-	10,000
Interest expense	(2,143)	(1,038)	(10,618)	(3,577)
Total other income (expenses)	(2,143)	(1,038)	(10,618)	6,423

Net Loss	(277,182)	(487,327)	(1,890,223)	(1,618,097)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average of common shares outstanding	191,514,873	135,139,037	185,398,680	126,133,014

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(1,890,223)	$(1,618,097)
Depreciation	35,712	30,451
Common stock issued for services	1,096,917	1,540,161
Net assets from discontinued operations	(15,633)	-
Changes in assets and liabilities:
Decrease(Increase) accounts receivable	(10,802)	(38,544)
Decrease(Increase) prepaid expense	254,600	1,500
Decrease(Increase) inventory	(2,771)	12,214
Increase (decrease) accounts payable and accrued expenses	537,198	14,140
Net cash provided by (used in) operating activities	4,998	(58,175)

Cash flows from Investing Activities:
Proceeds from notes receivable	-	5,000
Acquisition of property equipment	(87,301)	(2,061)
Net cash (used in) provided by investing activities	(87,301)	2,939

Cash flows from Financing Activities:
Accrued interest	2,598	3,547
Proceeds from loan	85,000	-
Repayment of debentures	(5,000)	-
Preferred stock issued for cash	3,001	-
Common stock issued for cash	-	17,250
Preferred stock issued for cash	-	22,500
Net cash provided by financing activities	85,599	43,297

Net increase (decrease) in cash	3,296	(11,939)

Cash, beginning of period	5,523	16,513
Cash, end of period	$8,819	$4,574

Cash paid for interest	$1,085	$30

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the  financial statements as of September 30, 2013 and the three months ended September 30, 2013 and 2012 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) was incorporated in the state of Nevada on September 9, 2008.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company generated minimal revenue and has experienced recurring net operating losses, had a net loss of $277,183 and $1,890,223 for the three and nine months ended September 30, 2013, respectively, and a working capital deficiency of (632,523) at September 30, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Note 1. Basis of Presentation Summary of Significant Accounting Policies (continued)

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

Note 2. Capital Stock

The Company is authorized to issue 50,000,000 shares of its$0.001 par value preferred stock 300,000,000 shares of its $0.001 par value common shares

There were 193,856,138 shares of common stock outstanding as of September 30, 2013.

On February 13, 2013, the Company issued 10,000,000 shares of its common stock in exchange for services valued at $200,000.

On February 28, 2013, the Company issued 12,062,382 shares of its common stock in exchange for services valued at $482,496.

On April 18, 2013, the Company issued 9,665,560 shares of its common stock in exchange for services valued at $386,422.

On April 19, 2013, the Company issued 500,000 shares of its common stock in exchange for services valued at $15,000.

On September 30, 2013, 325,000 shares were issued in exchange for the conversion of $5,000 worth of outstanding debentures.

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

Note 5. Loan payable

In September 2013, the Company received an $85,000 loan bearing interest @ 6% per annum and due within 90 days of the date received.

Note 1. Basis of Presentation Summary of Significant Accounting Policies (continued)

Note 6. Subsequent Events

The Company has evaluated events occurring after the date of these financial statements through November 14, 2013, the date that these financial statements were issued.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the  statements of operations of the Company for the three-months ended September 30, 2013 and 2012.

THREE-MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 2012.

	September 30,	September 30,	$	%
	2013	2012	Change	Change
REVENUES	$55,693	$(9,926)	$65,619	661%
Cost of sales	41,181	25,592	15,589	61%
	14,512	(35,518)	50,030

Total operating expense	289,551	450,771	(161,220)	-36%
Operating Loss	$(275,039)	$(486,289)	$211,250

The variance in the operating loss was mainly a reduction of lease expense the three months period ended September 30, 2013 and compared to the same period last year.  Lease expense for the three months ended September 30, 2013 and 2012 were $260,201 and $391,415, respectively.

NINE-MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2012.

	September 30,	September 30,	$	%
	2013	2012	Change	Change
REVENUES	$268,887	$253,413	$15,474	6%
Cost of sales	118,131	126,615	(8,484)	-7%
	150,756	126,798	23,958

Total operating expense	2,030,361	1,751,318	279,043	16%
Operating Loss	$(1,879,605)	$(1,624,520)	$(255,085)

The variance in the operating loss was mainly for a reduction professional fees and an increase in lease expense incurred for the nine months period ended September 30, 2013 and compared to the same period last year.  Professional fees for the nine months ended September 30, 2013 and 2012 were $64,491 and $482,076, respectively.  Lease expense for the nine months ended September 30, 2013 and 2012 were $1,643,920 and $890,613, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	September 30,	December 31,
	2013	2012	$ Change	% Change
Cash	$8,819	$5,523	$3,296	60%
Accounts payable and accrued expenses	565,386	28,188	537,198	1906%
Total current liabilities	694,167	74,371	619,796	833%
Cash proceeds from the sale of common stock	-	12,000	(12,000)	-100%
Cash proceeds from the sale of preferred stock	$3,001	$-	$3,001	100%

The variance in accounts payable and accrued expenses is mainly for the lease expense accrual at September 30, 2013.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (CONTINUED)

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

On February 13, 2013, the Company issued 10,000,000 shares of its common stock in exchange for services valued at $200,000.

On February 28, 2013, the Company issued 12,062,382 shares of its common stock in exchange for services valued at $482,496.

On April 18, 2013, the Company issued 9,665,560 shares of its common stock in exchange for services valued at $386,422.

On April 19, 2013, the Company issued 500,000 shares of its common stock in exchange for services valued at $15,000.

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

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

Dated: November 18, 2013	By:	/s/ Dennis Cullison
Dennis Cullison
Chief Executive Officer, President and Director

Dated: November 18, 2013	By:	/s/ Michael Tague
Michael Tague
Principle Financial Officer, Secretary and Director