Form 10-K
period 2013-12-31
U.S. RARE EARTH MINERALS, INC
filed 2014-04-14
CIK 1445815

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from                              to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Registrant’s revenues for its most recent fiscal year: $417,336.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 193,856,138.

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $.06 per share for shares of the registrant’s Common Stock on December 31, 2013, the last business day of the registrant’s most recently completed fiscal year as reported by the NASDAQ OMX, was approximately $7 million.  In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.

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

PART I

ITEM 1. BUSINESS.

Overview

U.S. Rare Earth Minerals (formerly U.S. Natural Nutrients and Minerals, Inc.) (the “Company”), was organized on June 9, 2008. The Company changed its name in April, 2011. The Company’s focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural and human uses of the product.  The Company commenced its mining activities in 2009, the Company entered into an agreement with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located on land located in the southwestern part of southern Nevada not far from the town of Panaca.  Fifty percent (50%) of the beneficial ownership of M-Strata is owned by Paul Hait and Dennis Cullison.  Dennis Cullison is a director of the Company.  Paul Hait was formerly a director of the Company but he resigned in February of 2013 to take care of an ailing wife.  Paul Hait and Dennis Cullison each own or control more than 10% of the outstanding stock of the Company.   By reason of Paul Hait owning more than 10% of the outstanding stock of the Company he is therefore deemed to be a control person as that term is defined by the Securities and Exchange Act of 1933, as amended.   A copy of the First Amended and Restated Mining Agreement (the “M Strata Agreement”)  effective as of November 1, 2013 was filed with the Securities and Exchange Commission in late 2013 on Form 8-K.

The Company has commenced a sales and marketing program of the product extracted in the mining process under the name “Excelerite”.  Engineers employed by the Company estimate that the claims, which are the subject of the M Strata Agreement may contain as much as one hundred million tons of Calcium Montmorillonite material and perhaps more.  The Company believes that Excelerite may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite grow healthier and produce more. The naturally chelated nutrients and minerals in Exceleritemay enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. Micro “Excelerite", a supplement form of Excelerite, is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

The Company intends to market the product through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.   Dennis Cullison, President and a Director of the Company, has been marketing the product to agricultural customers in Idaho and Oregon.  Mr. Cullison has also devoted substantial focus on the marketing of a human supplement utilizing the product named “Micro-Excelerite”.  The human supplement business was transferred into a wholly owned subsidiary called Bio-Multimin, Inc. in 2010.  Bio-Multimin, Inc. was the subject of a spin-off to the Company’s shareholders in January, 2013.  The shares of Bio-Multimin, Inc. are not registered and therefore cannot be publicly traded until registered with the Securities and Exchange Commission.

Employees

As of December 31, 2013, the Company had two employees.

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

Item 2. Description of Property.

The Company rents office space at 6460 Medical Center St., Suite 230, Las Vegas, Nevada 89148

Item 3. Legal Proceedings.

The Company was involved in a legal proceeding concerning the ownership of four million five hundred thousand shares of common stock paid for certain financial public relations services which were not adequately performed or not performed at all.  The lawsuit was settled on terms that were favorable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock trades over the counter bulletin board.   As of December 31, 2013 and 2012, there were 193,856,138 and 161,909,196, respectively of shares outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).  The Preferred Stock is not publicly traded.  As of December 31, 2013 and 2012, there were 440,500 and 37,500, respectively of shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 19, 2010, the Company established a 2010 Employee, Director and Consultant Stock Plan (the “2010 Plan”). The 2010 Plan was approved by the Company’s board of directors and by the consent of the  shareholders owning a majority of the outstanding shares.  The material features of the 2010 Plan are described below.

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

Awards

For the calendar year ending December 31, 2013, no awards had been made under the 2010 Plan to pay for services rendered to the Company in lieu of cash.  These awards are made when the Company does not have sufficient cash to pay for the services provided to the Company.

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

The Company filed a registration statement of April 13, 2013 with the Securities and Exchange Commission to issue 30,000,000 additional shares to be available to be issued from the 2010 Plan.

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

Recent Sales of Unregistered Securities

During 2013, 32,552,942 unregistered restricted shares were issued for the payment for goods and services. Of that amount, 21,727,942 shares were issued to M Strata in lieu of a cash payment which was required pursuant to the terms of the M Strata Agreement.  M Strata immediately disbursed the shares it received to its members.  On February 14, 2013, the Company issued 10,000,000 shares of common stock to Michael Tague for services to be rendered to the corporation.  He was to vest 1/24 of said 10,000,000 shares each month while he was a member of the Board of Directors.  Therefore as of December 31, 2013, 4,375,000 shares had vested.  As of the date of his resignation on March 22, 2013, Mr. Tague had 5,500,000 shares vested.  4,500,000 shares are to be returned to the treasury by Mr. Tague.  Additionally, 825,000 shares were issued to multiple individuals for various other services.

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

The M Strata Agreement further provided that it was granting USMN the exclusive right to mine and purchase the Product from M Strata (“Exclusive Right”) and M Strata agreed that it will not sell Product or permit any other person or entity to purchase Product or mine on the claims controlled by M Strata other than USMN, on condition that USNNM meets certain Purchase Minimums (as defined in the agreement) (“Purchase Minimums”) and makes timely payments therefor.  In the event USMN fails to meet the Purchase Minimums for a period of one year, then such Exclusive Right shall terminate and M Strata shall be entitled to either (i) terminate the M Strata Agreement and cause USMN to terminate all mining operations on M Strata’s claims or (ii) sell Product to other purchasers in addition to USMN.   USMN may cure any default in the Purchase Minimum by paying for the difference between the amount actually purchased in any one calendar year which was less than the Purchase Minimum and the amount actually ordered and paid for. Nothing in the M Strata Agreement conferred on USMN or its agents any rights of ownership in any mining claims owned or controlled by M Strata now or in the future.  In addition, USMN agreed that it would only purchase Calcium Montmorillonite (“Product”) from M Strata and from no other source for the term of the M Strata Agreement or any extensions thereof..  No default has been declared by M Strata of any of the terms of the Agreement as of the date hereof.

The initial term of the M Strata Agreement was for five (5) years and there was a provision for automatic extensions of the term for consecutive additional one (1) year terms thereafter.  The M Strata Agreement provided for payments by USMN of $24.00 per ton of Product removed from M Strata’s claims, subject to periodic adjustment for cost of living in accordance with the terms of the M Strata Agreement.  Payments for Product were to be made by USNNM to M Strata on a monthly basis, upon presentation of invoices and in accordance with the terms of the M Strata Agreement.  There were monthly minimum purchases of Product that were required to be made during the term of the M Strata Agreement dated October 26, 2009.  M Strata has agreed in the past to accept unregistered shares of common stock of USMN in consideration for the obligations of the Company pursuant to the terms of the M Strata Agreement.

A copy of the Agreement was attached to the filing of a Form 8K in November, 2009.

The Agreement was supplemented in 2011 to include the right of the Company to mine various rare earth minerals on the mining claims.

On December 9, 2013, the Company and M Strata renegotiated the M Strata Agreement dated October 26, 2009.  The Company and M Strata entered into the First Amended and Restated Mining Agreement effective as of November 1, 2013 (Amended M Strata Agreement).  The Amended M Strata Agreement relieved the Company of its contractual obligation to purchase a minimum annual amount of 40,000 tons of Product .  The Amended M Strata Agreement, amends and substantially modifies the terms of the October 26, 2009 Agreement.  At the time of the execution of the Amended M Strata Agreement, the Company owed M Strata $606.000 for Product.  As part of the agreements between the Company and M Strata,  M Strata agreed to accept 400,000 shares of $1, 6% Cumulative Preferred Stock in satisfaction of $400,000 of the Company’s obligation to it and to cancel the remaining $206,000 of the amount owed.

Management believes the Amended Agreement is of significant and substantial benefit and value to the Company because it eliminates the requirement that the Company purchase a minimum of 40,000 tons of Product per year (whether or not it was able to sell such amount in each year or not) at the current price calculated pursuant to the October 26, 2009 Agreement of a total of $1,080,000.  Under the terms of the Amended  M Strata Agreement, that minimum purchase requirement has been eliminated.  Under the Amended  M Strata Agreement, the Company is only required to pay for Product according to the greater of either (i) a minimum of one hundred tons a week at a price of $27 per ton (a minimum amount of $2,700 per week) or (ii) the actual amount of tons sold multiplied by $27 per ton.  Accordingly, the Amended Agreement no longer obligates the Company to purchase a minimum of thousands of tons per year.  The Amended Agreement contains additional modifications and provisions, which include, but are not limited to the following:

a.  The $27 per ton price will be subject to adjustment based on an annual price adjustment equal to the increase in the cost of living;
b.  Payment of the greater of the minimum or the actual amounts must be made weekly;
c.  All mining costs and fees payable to all government agencies shall continue to be paid by the Company;
d.  All insurance requirements remain the same; and,
e.  The term of the Amended M Strata Agreement has been extended for an initial term of 5 years and the Company has the option to extend the term for an additional 5 years so long as it is not in default under any of its obligations at the time of the exercise of the extension.

Twenty-five percent (25%) of the beneficial ownership of M Strata is owned by Dennis Cullison, who also serves as the Chairman of the Board and President of the Company.  A twenty-five percent (25%) beneficial ownership of M Strata is also owned by Paul Hait, formerly a member of the Board of Directors of the Company.  Mr. Hait is a retired Chairman of the Board of the Company.  Neither Mr. Cullison nor Mr. Hait participated in the negotiation of the Amended Agreement.

A copy of the Agreement was attached to the filing of a Form 8K on December 9, 2013.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 2013 and December 31, 2012.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

	December 31,	December 31,
	2013	2012	$ Change	% Change

Revenues	$417,336	$312,903	$104,433	33%
Cost of sales	(197,391)	(121,919)	(75,472)	62%
Gross profit	219,945	190,984	28,961	15%
General and administrative expenses	(2,192,425)	(2,480,696)	288,271	-11%
Operating Loss	$(1,972,480)	$(2,289,712)	$317,232	-13%

During the year ended December 31, 2013, we incurred expenses of $2,192,425, a decrease of 11% from the year ended December 31, 2012.  A decrease of $409,831 in professional services was partly offset by the increase of $226,918 for the land lease. During the year ended December 31, 2013, we have incurred approximately $252,646 in employee compensation expense, a decrease of approximately $40,774 from prior year.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,	December 31,
	2013	2012	$ Change	% Change

Cash	$20,689	$5,523	$15,166	275%
Accounts payable and accrued expenses	34,112	28,188	5,924	21%
Total current liabilities	182,989	74,371	108,618	146%

Cash proceeds from the sale of common stock	$-	$17,250	$(17,250)	-100%

As of December 31, 2013, cash totaled $20,689.  This cash position was the result of net cash provided by financing activities in the amount of $93,655, by operating activities in the amount of $9,273 and offset by cash flows used in investing activities of $87,300.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of December 31, 2013, the Company’s current assets exceeded its current liabilities by $90,320 due to the increase in notes payable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Contractual Obligations

We have one short-term promissory note was due in 2012 with an aggregate principal balance of $25,000.  The note is still in default.

The Company received funds of $91,000 and is payable within one year of receiving the funds.

The Company has a contractual obligation pursuant to the  M Strata Agreement.  Dennis Cullison, a director of the Company, is also an Owner of 25% of M-Strata. See Item 5 above.

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

DECEMBER 31, 2013
DECEMBER 31, 2012

14

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying consolidated balance sheets of U.S. Rare Earth Minerals, Inc. (formerly U.S. Natural Nutrients and Minerals, Inc.) as of December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Rare Earth Minerals, Inc. (formerly U.S. Natural Nutrients and Minerals, Inc.)  as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit of $9,739,015 and may be unable to raise further equity. These factors among others,  raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.
Paritz & Company, P.A.
Hackensack, New Jersey
April 10, 2014

U.S. RARE EARTH MINERALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
	(Audited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$20,689	$5,523
Accounts receivable	58,328	27,406
Prepaid expenses	-	254,600
Inventory	14,114	11,846
Total current assets	93,131	299,375

Property and Equipment, Net of Accumulated Depreciation of $125,767 and $74,710, respectively	165,306	129,063

Total assets	258,437	428,438

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,112	$28,188
Debentures payable	5,000	10,000
Accrued interest	15,376	11,183
Customer deposits	12,501	-
Loan payable	25,000	25,000
Notes Payable	91,000	-
Total current liabilities	182,989	74,371

Total liabilities	182,989	74,371

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 300,000,000 authorized, 193,856,138 and 161,303,196 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	193,856	161,303
Preferred stock: $.001 par value; 500,000 authorized, 440,500 and 37,500 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	441	38
Additional paid in capital	9,620,166	8,153,205
Accumulated deficit	(9,739,015)	(7,960,479)
Total stockholders' equity	75,448	354,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$258,437	$428,438

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2013	2012

REVENUES	$417,336	$312,903
Cost of goods sold	197,391	121,919
Gross Profit	219,945	190,984

General, selling and administrative expenses	2,192,425	2,480,696
Total operating expenses	2,192,425	2,480,696

Operating Loss	(1,972,480)	(2,289,712)

Other income (expense):
Other expense	(348)	-
Interest expense	(12,663)	(3,546)
Settlement of accounts payable	206,955	-
	193,944	(3,546)

Net Loss	$(1,778,536)	$(2,293,258)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average of common shares outstanding	187,530,423	131,907,134

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2013 and 2012

					Additional
	Common Stock		Preferred Stock		Paid In Capital		Accumulated
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Total
Balance December 31, 2011 Restated	120,584,353	$120,584	-	$-	$5,709,911	$-	$(5,667,221)	$163,274

Issuance of stock for cash	290,000	290	37,500	38	16,960	37,462	-	54,750

Issuance of stock for services	40,428,843	40,429	-	-	2,388,872	-	-	2,429,301

Net loss	-	-	-	-	-	-	(2,293,258)	(2,293,258)

Balance December 31, 2012	161,303,196	161,303	37,500	38	8,115,743	37,462	(7,960,479)	354,067

Issuance of stock for cash	-	-	3,000	3	-	2,997	-	3,000

Issuance of stock for services	32,552,942	32,553	-	-	1,064,364	-	-	1,096,917

Issuance of stock in exchange for payables	-	-	400,000	400	-	399,600	-	400,000

Net loss	-	-	-	-	-	-	(1,778,536)	(1,778,536)

Balance December 31, 2013	193,856,138	$193,856	440,500	$441	$9,180,107	$440,059	$(9,739,015)	$75,448

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(1,778,536)	$(2,293,258)
Adjustments to reconcile net loss to net cash provided by operations
Depreciation	51,057	40,643
Stock for services	1,096,917	2,429,303
Settlement of accounts payable	(206,955)	-
Accrued interest	4,193	3,516
Changes in assets and liabilities:
Decrease(Increase) accounts receivable	(30,922)	(27,409)
Decrease(Increase) decrease prepaid expenses	254,600	(248,101)
Decrease(Increase) inventory	(2,268)	13,581
Increase (decrease) accounts payable and accrued expenses	612,879	18,045
Increase (decrease) customer deposits	12,501	-
Net cash used in operating activities	13,466	(63,680)

Cash flows used in Investing Activities:
Capital expenditures	(87,300)	(2,060)
Net cash used in investing activities	(87,300)	(2,060)

Cash flows from Financing Activities:
Payment of debentures	(5,000)	-
Common stock issued for cash	-	17,250
Preferred stock issued for cash	3,000	37,500
Note payable	91,000	-
Net cash provided by financing activities	89,000	54,750

Net increase (decrease) in cash	15,166	(10,990)
Cash, beginning of year	5,523	16,513
Cash, end of year	$20,689	$5,523

Cash paid for:
Interest	$8,470	$30

Supplemental schedule of non-cash activities:
Shares issued in settlement of payables	$606,955	$-

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

Basis of Presentation

U.S. Rare Earth Minerals, Inc. was incorporated in the state of Nevada on June 9, 2008.  As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U.S. Rare Earth Minerals, Inc.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Bio Multimin, Inc All significant intercompany accounts and transactions have been eliminated.

BUSINESS DESCRIPTION

U. S Rare Earth Minerals, Inc., formerly known as U.S. Natural Nutrients and Minerals, Inc. is in the business of mining a certain high quality Calcium Montmorillonite clay which is high in minerals and other nutrients that is used for agricultural purposes to restore minerals to mineral depleted soil and for mineral supplements for animals and humans.

The Company determined during calendar 2012 that it was conducting substantial business activities and is no longer primarily seeking to raise capital or develop a business plan and accordingly, is therefore no longer considered a development stage company.

Cash and Cash Equivalents

The company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the related assets as follows:

Land improvements	30 - 40 years
Buildings	40 years
Furniture and equipment	3 - 7 years

Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.

Revenue Recognition

The Company purchases Calcium Montmorillonite Clay pursuant to an agreement with a party, who owns the land and mine containing such clay, and resells the product for agricultural uses.  Revenue from the sale of product obtained from our mining contractor is recognized when ownership passes to the purchaser at which time the following conditions are met:

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit of $9,739,015 and may be unable to raise further equity. These factors among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described below.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3. Notes and Debentures Payable

At December 31, 2013, the Company has recorded accrued interest for $15,376.  The Company issued two debentures in March 2010 for $4,750 each totaling $9,500 plus accrued interest for a total of $10,000.  The debentures matured six months from issue and are now payable upon demand.  At December 31, 2013, the principal balance is $5,000.

In 2013, the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 Note payable upon demand, a $6,000 Note payable upon demand and an $80,000 Note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes.

Note 4. Loan Payable

We have one short-term loan, which was due in 2012 with an aggregate principal balance of $25,000.  The loan is now in default.

Note 5. Common Stock and Preferred Stock

The Company’s authorized preferred stock is 500,000 with a $0.001 par value and common stock is 300,000,000 common shares with $0.001 par value.

During 2013, at various times, an aggregate of 32,552,942 shares of common stock were issued in exchange for services.  21,727,942 shares were issued to M Strata for the lease of the mine.  10,000,000 shares of common stock were issued to Michael Tague pursuant for services to be rendered to the corporation through 2/14/15 and 825,000 shares were issued to multiple individuals for various services.

During 2012, 40,428,843 shares of common stock were issued in exchange for services.  31,001,652 shares were issued to M Strata to pay for its obligations pursuant to the Mining Agreement between the Company and M Strata dated October 26, 2009.  Another 7,575,578 shares were issued to multiple individuals for various services.

As of December 31, 2013 and 2012, the Company had 193,856,138 and 161,303,196, respectively, shares of common stock issued and outstanding.

In August 2012, the Company paid a stock dividend of one share for every twenty (20) shares of common stock outstanding as of July 31, 2012.  The dividend is reflected as a stock split in the accompanying financial statements to the earliest date contained therein.

During 2013, 3,000 shares of preferred stock were issued for cash to Betancourt.  Another 400,000 shares of preferred stock were issued for satisfy certain payables owed to M Strata pursuant to the Mining Agreement between the Company and M Strata dated October 26, 2009 .  These shares are issued as Class “A” 6% Cumulative, Convertible Voting Preferred Stock. Each share is valued at $1.00 per share for purposes of calculating interest and for conversion purposes and accrues interest at 6% per annum from the date of issue.  Interest is cumulative for a maximum of two years and compounds annually.  Interest accrued thereon shall become due and payable and shall be paid by the Company on or prior to thirty (30) days after the second anniversary of issue date and each consecutive two year period thereafter.  Each share is convertible at any time from date of issue into five (5) shares of Company common stock. Each share shall be entitled to five (5) votes that may be cast by the holder at any shareholder meeting or event requiring a shareholder vote.  All interest accrued to date of conversion will be paid by Company to holder within sixty (60) days of date of conversion by holder.  Class “A” 6% Cumulative, Convertible Voting Preferred Stock is callable by the Company at any time after three (3) years from date of issue at $1.00 plus accrued but unpaid interest unless previously converted.

Note 6. Related Party Transactions

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

The Company entered into an agreement in 2009 with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  M Strata’s principal owners are Paul Hait and Dennis Cullison.   Dennis Cullison is director of the Company.  At December 31, 2013, the lease agreement with M Strata provides that the Company agrees to pay $2,700 per week to M Strata as a minimum lease payment in exchange for the mining rights.  For the years ended December 31, 2013 and 2012, the Company paid M Strata $1,752,073 and $1,525,155, respectively, pursuant to this arrangement.

Note 7. Subsequent Events

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 15, 2014, the date that the financial statements were available to be issued.

No shares of common stock were issued subsequent to December 31, 2013.

Note 8. Discontinued Operations

The Company completed the announced "spin-off" of its wholly owned subsidiary, Bio-Multimin, Inc. to the shareholders in January, 2013.  Bio-Multimin, Inc. had no operations, assets or liabilities at the time of the spinoff.

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

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in the potential for ineffective oversight in the establishment and monitoring of required internal controls and procedures.  The aforementioned material weakness was identified by our Chief Executive Officer.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2014.

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

Name	Age	Position

Dennis Cullison	53	Chairman of the Board, President, and Director

Larry Bonafide	70	Secretary, Chief Financial Officer and Director

David Lee	68	Director

Dennis Cullison (54) Mr. Cullison has been the President, Treasurer, and a director of the Company since 2009.  Upon the retirement of Paul Hait, Mr. Cullison has become also Chairman of the Board of Directors.   Mr. Cullison resides in Bend, Oregon. Mr. Cullison graduated in 1978 from Benson Polytechnic High School.  Mr. Cullison attended Portland State University and Portland Community College where he received his Business Degree, Certificate in Computer Programming and Certificate in Graphic Arts.  Prior to joining the Company he was the Secretary and Chief Financial Officer and a Director of HERB-VITA, Inc. and the co-founder of US Organic Marketing, LLC, the company that brought the EXCELERITE product opportunity to the our Company. He is active in developing the operations systems for controlling product production, tracking product sales and overseeing the Web design to promote and sell our products world-wide.  Prior to becoming involved with Herb Vita and US Organics, Mr. Cullison co-designed, patented and developed the third brake light (above the rear window) innovation for automobiles. This product afforded Mr. Cullison the opportunity to travel world-wide promoting his and become familiar with a host of foreign customs and business practices.

Larry Bonafide (70).  On February 10, 2014, the Board of Directors of the Company elected Larry Bonafide a Director of the Company.  Mr. Bonafide attended the Pennsylvania State University followed by a successful and rewarding professional career that spanned 45+ years. He had an excellent record of accomplishments as an executive with ChevronTexaco, Marriott, U S Foodservice and Stouffer Restaurants and Inns. He has also been active as an independent Marketing and Business Development consultant.

Mr. Bonafide has vast experience and expertise in the following areas:  Strategic, financial, and organization planning; Organization management; Contract negotiations, compliance and oversight; Marketing and sales management; Operating systems design and implementation; Purchasing/procurement; Human resource recruiting, training and development; and, Performance measured incentive Compensation programs.

David Lee (68) is a graduate of El Camino College, Torrance, California, with a degree in Business Administration.  Mr. Lee, also, has extensive sales and marketing experience in various industries including Alternative Energy (Photovoltaic and Solar Heating of fluids for domestic and commercial applications). He was General Manager, Solar Division for Reliable Steel Corp., Los Angeles. His other sales experience was for various Wholesale Distributors in the Heating, Ventilating and Air Conditioning (HVAC) including one of the largest Manufacture Direct to Wholesale, Williams Furnace Company, Colton, California.

He has been a professional pilot for thirty-five years.  During his flying career, he flew Boeing 727-200 for Kitty Hawk Air Cargo, various passenger aircraft for AMR Eagle Airlines and was Director of Operations and Chief Pilot for Empire Airways in New York.  He continues to pilot charted, twin engine jets throughout North America as a contract pilot.  He has more than 10,000 hours of flight time.

Larry Bonafide was appointed to the Board of Directors on February 10, 2014.  He was appointed Chief Financial Officer and Director of the Company on March 24, 2014.

David Lee was appointed to the Board of Directors on March 24, 2014 to fill the vacancy created by Michael Tague’s resignation.

Paul Hait, 73, Chairman of the Board of Directors of the U.S. Rare Earth Minerals, Inc. (“Company”) retired effective as of February 6, 2013, as it was necessary to attend to the caring for his wife who was quite ill.   Caring for his wife required all of his attention and time and meant he would have no time available to devote to the Company’s business activities.

Michael Tague, formerly a member of the Board of Directors and Chief Financial Officer resigned on February 22, 2013, to pursue other business opportunities.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2013, all reports required to be filed were filed on a timely basis.

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

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2013 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

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

(2)	Based on 193,856,138 shares of our Common Stock outstanding as of December 31, 2013.

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

Director Independence

As of December 31, 2013, Mr. Cullison is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over the Counter Bulletin Board. The Over the Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 and review of our interim financial statements for the first, second and third quarters of 2013 was approximately $12,685. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2012 and review of our interim financial statements for the first, second and third quarters of 2012 was approximately $12,685.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2013 and 2012 were approximately $750 and $750, respectively.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2013, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Stockholders’ Deficit for the year ended December 31, 2013 and 2012 (audited)

Statement of Cash Flows for the years ended December 31, 2013 and 2012

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

U.S. Rare Earth Minerals, Inc.
(Registrant)

Date April 11, 2014	By:	/s/ Dennis Cullison
Dennis Cullison
Chairman of the Board, Principal Operating Officer, and Director

Date April 11, 2014	By:	/s/ Larry Bonafide
Principal Financial Officer and Director