Form 10-Q
period 2014-03-31
U.S. RARE EARTH MINERALS, INC
filed 2014-05-14
CIK 1445815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2014

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

There were 185,821,884 shares of common stock outstanding as of May 14, 2014.

TABLE OF CONTENTS
_________________

PART I – FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$53,638	$20,689
Accounts receivable	119,156	58,328
Inventory	14,114	14,114
Total current assets	186,908	93,131

Property and Equipment, Net	150,759	165,306

Total assets	337,667	258,437

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,109	$34,112
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Accrued interest	17,326	15,376
Customer deposits	-	12,501
Loan payable, current	25,000	25,000
Notes Payable-related parties	85,000	91,000
Total current liabilities	199,435	182,989

Total liabilities	199,435	182,989

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; 300,000,000 authorized, 190,356,131 and 193,856,138 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	190,356	193,856
Preferred stock: $1.00 par value; 500,000 authorized, 440,500 and 440,500 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	441	441
Additional paid in capital	9,623,666	9,620,166
Accumulated deficit	(9,676,231)	(9,739,015)
Total stockholders' equity	138,232	75,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$337,667	$258,437

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013

REVENUES	$208,356	$114,298
Cost of goods sold	54,198	10,383
Gross Profit	154,158	103,915

General, selling and administrative expenses	88,401	1,076,875
Total operating expenses	88,401	1,076,875

Operating Income (Loss)	65,757	(972,960)

Other income (expense):
Other income	348	-
Interest expense	(3,321)	(1,085)
Total other (expense)	(2,973)	(1,085)

Net Income (Loss)	$62,784	$(974,045)

Net Income (loss) per common share - basic and diluted	$0.00	$(0.01)

Weighted average of common shares outstanding	191,250,577	170,569,128

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net Income (Loss)	$62,784	$(974,045)
Adjustments to reconcile net income (loss) to net cash provided by operations
Depreciation	14,547	10,182
Stock for services	-	682,495
Net assets from discontinued operations	-	(15,633)
Changes in assets and liabilities:
(Increase) accounts receivable	(60,828)	(22,296)
Decrease prepaid expenses	-	254,600
Decrease inventory	-	1,164
Increase accounts payable and accrued expenses	32,997	69,642
(Decrease) customer deposits	(12,501)	-
Net cash provided by operating activities	36,999	6,109

Cash Flows From Investing Activities:
Capital expenditures	-	-
Net cash used in investing activities	-	-

Cash Flows From Financing Activities:
Accrued interest	1,950	1,066
Repayment of note payable	(6,000)	7,000
Net cash provided by (used in) financing activities	(4,050)	8,066

Net increase in cash	32,949	14,175
Cash, beginning of period	20,689	5,523
Cash, end of period	$53,638	$19,698

Cash paid for:
Interest	$-	$1,085

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the  financial statements as of March 31, 2014 and the three months ended March 31, 2014 and 2013 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company completed the announced "spin-off" of its wholly owned subsidiary, Bio-Multimin, Inc. to the shareholders in January, 2013.  Shares were distributed to each shareholder based on one share of Bio-Multimin, Inc. for each 5 shares of the Company owned shares.  Therefore these financial statements are no longer consolidated.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2014.

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) was incorporated in the state of Nevada on September 9, 2008.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  To date, the Company has generated minimal revenue and has experienced recurring net operating losses and a working capital deficiency of (12,527) at March 31, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Note 2. Capital Stock

The Company is authorized to issue 50,000,000 shares of its $0.001 par value preferred stock and 300,000,000 shares of its $0.001 par value common shares.

There were 190,356,131 shares of common stock outstanding as of March 31, 2014.

On January 23, 2014, 3,500,007 shares of the Company’s outstanding common stock were returned to the Company for non-performance of services that were recorded as expense during 2012.

Note 3. Notes and Debentures Payable

The Company issued two debentures in March 2010 for $4,750 each totaling $9,500 plus accrued interest for a total of $10,000.  The debentures matured six months from issue and are now payable upon demand.  At March 31, 2014 the principal balance is $5,000.

In 2013, the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 Note payable upon demand, a $6,000 Note payable upon demand and an $80,000 Note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes.

Note 4. Subsequent Events

The Company has evaluated events occurring after the date of these financial statements through the date that these financial statements were issued.

On April 21, 2014, 4,534,247 shares of the Company’s outstanding common stock were returned to the company for non-performance of services that were recorded as expense during 2013.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

The Company is marketing its products through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.  The Company’s directors have been marketing the product to agricultural customers in Oregon, throughout the United States and internationally as well.

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

Management believes that by partnering with these certain firms, long-term business relationships will develop, deriving substantial future product sales.  The Company is bound by certain “Non-Disclosure Agreements” and therefore cannot divulge the names of partnering companies.  Announcements of the Company’s test results and identity of its partners will be forthcoming when certain test results are completed and the parties agree on the content of the disclosure.

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three-months ended March 31, 2014 and 2013.

THREE-MONTHS ENDED MARCH 31, 2014 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2013.

	March 31,	March 31,
	2014	2013	$ Change	% Change

Revenues	$208,356	$114,298	$94,058	82.29%
Cost of sales	(54,198)	(10,383)	(43,815)	421.99%
Gross profit	154,158	103,915	50,243	48.35%
General and administrative expenses	(88,401)	(1,076,875)	988,474	-91.79%
Operating Income (Loss)	$65,757	$(972,960)	$1,038,717	106.76%

The variance in the operating income (loss) was primarily a reduction of lease expense by $750,000, compensation by $200,000 and professional fees by $35,000 when comparing the three month period ended March 31, 2014 to the same period last year.  Lease expense was $36,828 compared to $789,136; compensation was $217,867 compared to $16,588 and professional fees was $42,285 compared to $5,967 for the three months ended March 31, 2014 and 2013, respectively.  Also, cost of goods sold increased to 26% of revenues for the three months ended March 31, 2014 compared to 9% for the same period in the prior year.  This increase is primarily attributable to the increased costs of shipping the product.

LIQUIDITY AND CAPITAL RESOURCES

	March 31,	December 31,
	2014	2013	$ Change	% Change

Cash	$53,638	$20,689	$32,949	159%
Accounts payable and accrued expenses	67,109	34,112	32,997	97%
Total current liabilities	199,435	182,989	16,446	9%

Cash proceeds from the sale of preferred stock	$-	$3,000	$(3,000)	-100%

The variance in accounts payable and accrued expenses is mainly for the lease expense accrual at March 31, 2014.

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

On January 23, 2014, 3,500,007 shares of the Company’s outstanding common stock were returned to the Company for non-performance of services that were recorded as expense during 2012.

On April 21, 2014, 4,534,247 shares of the Company’s outstanding common stock were returned to the company for non-performance of services that were recorded as expense during 2013.

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

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

U.S. RARE EARTH MINERALS, INC
(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

Dated: May 14, 2014

	By	/s/ Dennis Cullison
Dennis Cullison
Chief Executive Officer, President and Director

Dated: May 14, 2014

	By	/s/ Larry Bonafide
Larry Bonafide
Principle Financial Officer, Secretary and Director