Form 10-Q
period 2014-06-30
U.S. RARE EARTH MINERALS, INC
filed 2014-08-12
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2014

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

(800) 920-7507

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

There were 185,821,884 shares of common stock outstanding as of August 12, 2014.

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$7,170	$20,689
Accounts receivable, net of allowance for doubtful accounts of $34,000 and $0, respectively	91,098	58,328
Inventory	14,114	14,114
Total current assets	112,382	93,131

Property and Equipment, Net of Accumulated Depreciation of $154,863 and $125,767, respectively	136,211	165,306

Total assets	248,593	258,437

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$124,924	$34,112
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Accrued interest	19,276	15,376
Customer deposits	-	12,501
Loan payable, current	25,000	25,000
Notes Payable	85,000	91,000
Total current liabilities and total liabilities	259,200	182,989

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock: $0.001 par value; 300,000,000 authorized 185,821,884 and 193,856,138 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	185,822	193,856
Preferred stock: $1.00 par value; 50,000,000 authorized, 440,500 and 440,500 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	441	441
Additional paid in capital	9,537,515	9,620,166
Accumulated deficit	(9,734,385)	(9,739,015)
Total stockholders' equity	(10,607)	75,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$248,593	$258,437

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

REVENUES	$37,844	$98,897	$246,200	$213,194
Cost of goods sold	12,001	43,619	66,199	54,002
Gross Profit	25,843	55,278	180,001	159,192

General, selling and administrative expenses	82,002	686,884	170,403	1,763,758
Total operating expenses	82,002	686,884	170,403	1,763,758

Operating Income (Loss)	(56,159)	(631,606)	9,598	(1,604,566)

Other income (expense):
Other income	-	-	348	-
Interest expense	(1,995)	(7,389)	(5,316)	(8,475)
Total other (expense)	(1,995)	(7,389)	(4,968)	(8,475)

Net Income (Loss)	$(58,154)	$(638,995)	$4,630	$(1,613,041)

Net Income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average of common shares outstanding	190,356,131	191,514,873	190,800,883	181,099,862

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net Income (Loss)	$4,630	$(1,613,041)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	29,095	12,764
Stock for services	(90,685)	1,096,917
Net assets from discontinued operations	-	(15,633)
Changes in assets and liabilities:
(Increase) accounts receivable	(32,770)	(20,267)
Decrease prepaid expenses	-	254,600
Decrease inventory	-	(3,979)
Increase accounts payable and accrued expenses	90,812	277,999
(Decrease) customer deposits	(12,501)	-
Net cash used in operating activities	(11,419)	(10,640)

Cash Flows From Investing Activities:
Capital expenditures	-	(77,117)
Net cash used in investing activities	-	(77,117)

Cash Flows From Financing Activities:
Accrued interest	3,900	455
Proceeds from loan	-	85,000
Repayment of debentures	-	(5,000)
Repayment of loan	(6,000)
Preferred stock issued for cash	-	3,001
Net cash provided by (used in) financing activities	(2,100)	83,456

Net decrease in cash	(13,519)	(4,301)
Cash, beginning of period	20,689	5,523
Cash, end of period	$7,170	$1,222

Cash paid for:
Interest	$-	$1,085

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of June 30, 2014 and the three and six months ended June 30, 2014 and 2013 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has experienced recurring net operating losses of $9,734,385 as of June 30, 2014 and a working capital deficiency of $146,818 as of June 30, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

The ability of the Company to continue as a going concern is dependent upon among other things; its ability to successfully accomplish the plans described in the preceding paragraph and eventually begin operations in accordance with its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2. Capital Stock

The Company is authorized to issue 50,000,000 shares of its $0.001 par value preferred stock and 300,000,000 shares of its $0.001 par value common shares.

There were 185,821,884 shares of common stock outstanding as of June 30, 2014.

On January 23, 2014, 3,500,007 shares of the Company’s outstanding common stock were returned to the Company for non-performance of services that were recorded as expense during 2012.

On April 29, 2014, 4,534,247 shares of the Company’s outstanding common stock were returned to the Company for non-performance of services that were recorded as expense during 2013.

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

Note 4. Notes and Debentures Payable

The Company issued two debentures in March 2010 for $4,750 each totaling $9,500 plus accrued interest for a total of $10,000.  The debentures matured six months from issue and are now payable upon demand.  At June 30, 2014 the principal balance is $5,000.

In 2013, the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 Note payable upon demand, a $6,000 Note payable upon demand and an $80,000 Note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes. During the quarter ended March 31, 2014, the $6,000 note payable referred to above was paid in full.

Note 5. Subsequent Events

The Company has evaluated events occurring after the date of these financial statements through August 14, 2014, the date that these financial statements were issued.

On July 18, 2014, Dennis Cullison, the Chairman of the Board, President and Treasurer of U. S. Rare Earth Minerals, Inc. (the “Company”) resigned as President and Treasurer. Mr. Cullison retains the positions of Chairman, CEO and President of the Viet Nam Sales Division of the Company. The Board of Directors appointed Michael Herod, a director of Company, as President and Chief Operating Officer effective as of July 18, 2014. Larry Bonafide, a director, Secretary of the Company and currently the Company’s chief financial officer, was appointed Treasurer. Mr. Herod and Mr. Bonafide accepted their appointments. The Board of Directors determined these new appointments will add to the efficiency of the Company’s operations.

Also, on July 18, 2014, the Board of Directors adopted a Resolution to Amend the Articles of Incorporation to increase the total Authorized shares from 300,000,000 to 1,000,000,000 par value $0.001 common stock to become effective on July 22, 2014.

On August 7, 2014 the Board of Directors voted to rescind its prior resolution to amend the articles of incorporation of U. S. Rare Earth Minerals, Inc. to provide for the authorization to issue up to one billion shares of common stock.  Therefore, the authorized number of shares of common stock shall remain at three hundred million shares and the articles of incorporation will not be amended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Plan of Operation

The Company markets and sells the product extracted in the mining process under the name “EXCELERITE®”. The Company believes that EXCELERITE® has broad applications for plants, animals and humans. Specifically, the Company believes that by adding EXCELERITE® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using EXCELERITE® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Exceleriteâ grow healthier and produce more. The naturally chelated nutrients and minerals in EXCELERITE® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. “Micro-Excelerite ™”, a supplement form of EXCELERITE® is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three-and six months ended June 30, 2014 and 2013.

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THREE-MONTHS ENDED JUNE 30, 2013.

	June 30,	June 30,
	2014	2013	$ Change	% Change

Revenues	$37,844	$98,897	$(61,053)	-61.73%
Cost of sales	12,001	43,619	(31,618)	-72.49%
Gross profit	25,843	55,278	(29,435)	-53.25%
General and administrative expenses	(82,002)	(686,884)	604,882	-88.06%
Operating Income (Loss)	$(56,159)	$(631,606)	$575,447	91.11%

The variance in the operating loss was primarily a reduction of lease expense by $560,000 and compensation by $98,000, offset by an increase in professional fees of $28,000 and bad debts of $34,000 when comparing the three month period ended June 30, 2014 to the same period last year. Lease expense was $35,161 compared to $594,583; compensation was $(78,103) compared to $19,673 and professional fees was $46,642 compared to $19,136 for the three months ended June 30, 2014 and 2013, respectively.

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO SIX MONTHS ENDED JUNE 30, 2013.

	June 30,	June 30,
	2014	2013	$ Change	% Change

Revenues	$246,200	$213,194	$33,006	15.48%
Cost of sales	66,199	54,002	12,197	22.59%
Gross profit	180,001	159,192	20,809	13.07%
General and administrative expenses	170,403	1,763,758	(1,593,355)	-90.34%
Operating Income (Loss)	$9,598	$(1,604,566)	$1,614,164	100.60%

The variance in the operating income (loss) was primarily a reduction of lease expense by $1,311,000 and compensation by $299,000, offset by an increase of bad debts in the amount of $34,000 when comparing the six month period ended June 30, 2014 to the same period last year. Lease expense was $71,990 compared to $1,383,719 and compensation was $(61,516) compared to $237,540 for the six months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
	2014	2013	$ Change	% Change

Cash	$7,170	$20,689	$(13,519)	-65%
Accounts payable and accrued expenses	124,924	34,112	90,812	266%
Total current liabilities	259,200	182,989	76,211	42%

Cash proceeds from the sale of preferred stock	$-	$3,000	$(3,000)	-100%

The variance in accounts payable and accrued expenses is mainly for the lease expense accrual at June 30, 2014.

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

On April 29, 2014, 4,534,247 shares of the Company’s outstanding common stock were returned to the company for non-performance of services that were recorded as expense during 2013.

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

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

On December 9, 2013, the Company and M Strata renegotiated the M Strata Agreement dated October 26, 2009. The Company and M Strata entered into the First Amended and Restated Mining Agreement effective as of November 1, 2013 (Amended M Strata Agreement). The Amended M Strata Agreement relieved the Company of its contractual obligation to purchase a minimum annual amount of 40,000 tons of Product .. The Amended M Strata Agreement, amends and substantially modifies the terms of the October 26, 2009 Agreement. At the time of the execution of the Amended M Strata Agreement, the Company owed M Strata $606.000 for Product. As part of the agreements between the Company and M Strata, M Strata agreed to accept 400,000 shares of $1, 6% Cumulative Preferred Stock in satisfaction of $400,000 of the Company’s obligation to it and to cancel the remaining $206,000 of the amount owed.

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

U.S. Rare Earth Minerals, Inc (Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

Dated: August 12, 2014
	By	/s/ Michael Herod
Michael Herod
Chief Operating Officer, President and Director

Dated: August 12, 2014
	By	/s/ Larry Bonafide
Larry Bonafide
Principle Financial Officer, Secretary and Director

