Form 10-Q
period 2014-09-30
U.S. RARE EARTH MINERALS, INC
filed 2014-11-13
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2014

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

There were 290,821,884 shares of common stock outstanding as of November 12, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$15,626	$20,689
Accounts receivable, net of allowance for doubtful accounts of $34,000 and $0, respectively	75,434	58,328
Inventory	11,114	14,114
Total current assets	102,174	93,131

Property and Equipment, Net of Accumulated Depreciation of $169,410 and $125,767, respectively	121,663	165,306

Total assets	$223,837	$258,437

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$164,483	$34,112
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Accrued interest	21,226	15,376
Customer deposits	-	12,501
Loan payable, current	25,000	25,000
Notes Payable	85,000	91,000
Total current liabilities	300,709	182,989

Total liabilities	300,709	182,989

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock: $0.001 par value; 300,000,000 authorized, 290,821,884 and 193,856,138 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	290,822	193,856
Preferred stock: $1.00 par value; 500,000 authorized, 440,500 and 440,500 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	441	441
Additional paid in capital	10,482,515	9,620,166
Accumulated deficit	(10,850,650)	(9,739,015)
Total stockholders' equity (deficiency)	(76,872)	75,448
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$223,837	$258,437

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

REVENUES	$41,498	$55,693	$287,698	$268,887
Cost of goods sold	34,309	41,181	100,508	118,131
Gross Profit	7,189	14,512	187,190	150,756

General, selling and administrative expenses	1,121,504	289,551	1,291,907	2,030,361
Total operating expenses	1,121,504	289,551	1,291,907	2,030,361

Operating Loss	(1,114,315)	(275,039)	(1,104,717)	(1,879,605)

Other income (expense):
Other income	-	-	348	-
Interest expense	(1,950)	(2,143)	(7,266)	(10,618)
Total other expense	(1,950)	(2,143)	(6,918)	(10,618)

Net Loss	$(1,116,265)	$(277,182)	$(1,111,635)	$(1,890,223)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average of common shares outstanding	226,908,841	191,514,873	191,239,944	185,398,680

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(1,111,635)	$(1,890,223)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	43,643	35,712
Stock for services	959,315	1,096,917
Net assets from discontinued operations	-	(15,633)
Changes in assets and liabilities:
(Increase) accounts receivable	(17,106)	(10,802)
Decrease prepaid expenses	-	254,600
Decrease inventory	3,000	(2,771)
Increase accounts payable and accrued expenses	130,371	537,198
(Decrease) customer deposits	(12,501)	-
Net cash used in operating activities	(4,913)	4,998

Cash Flows From Investing Activities:
Capital expenditures	-	(87,301)
Net cash used in investing activities	-	(87,301)

Cash Flows From Financing Activities:
Accrued interest	5,850	2,598
Proceeds from loan	-	85,000
Repayment of debentures	-	(5,000)
Repayment of notes payable	(6,000)	-
Preferred stock issued for cash	-	3,001
Net cash provided by (used in) financing activities	(150)	85,599

Net increase (decrease) in cash	(5,063)	3,296
Cash, beginning of period	20,689	5,523
Cash, end of period	$15,626	$8,819

Cash paid for:
Interest	$-	$1,085

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of September 30, 2014 and the three and nine months ended September 30, 2014 and 2013 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has experienced recurring net operating losses of $10,850,650 as of September 30, 2014 and a working capital deficiency of $198,535 as of September 30, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 290,821,884 shares of common stock outstanding as of September 30, 2014.

On January 23, 2014, 3,500,007 shares of the Company’s outstanding common stock were returned to the Company for non-performance of services that were recorded as expense during 2012.

On April 29, 2014, 4,534,247 shares of the Company’s outstanding common stock were returned to the Company for non-performance of services that were recorded as expense during 2013.

On August 25, 2014, 105,000,000 shares were issued to various shareholders at $0.005 per share for services valued at $525,000.

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

Note 4. Notes and Debentures Payable

The Company issued two debentures in March 2010 for $4,750 each totaling $9,500 plus accrued interest for a total of $10,000.  The debentures matured six months from issue and are now payable upon demand.  At September 30, 2014 the principal balance is $5,000.

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

Note 4. Subsequent Events

The Company has evaluated events occurring after the date of these financial statements through November 14, 2014, the date that these financial statements were issued.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three-and nine months ended September 30, 2014 and 2013.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 2013.

	Three months ended
	September 30,	September 30,
	2014	2013	$ Change	% Change

Revenues	$41,498	$55,693	$(14,195)	-25%
Cost of sales	34,309	41,181	(6,872)	-17%
Gross profit	7,189	14,512	(7,323)	-50%
General and administrative expenses	1,121,504	289,551	831,953	287%
Operating Loss	$1,114,315	$275,039	$839,276	305%

The variance in the operating loss was primarily an increase of compensation by $645,000, legal expense by $250,000 and consulting by $150,000, offset by a decrease in land leases of $223,000 when comparing the three month period ended September 30, 2014 to the same period last year. Compensation was $657,000 compared to $11,800; legal expense was $250,000 compared to $0, consulting was $150,000 compared to $0 and land leases was $37,800 compared to $262,000 for the three months ended September 30, 2014 and 2013, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2013.

	Nine months ended
	September 30,	September 30,
	2014	2013	$ Change	% Change

Revenues	$287,698	$268,887	$18,811	7%
Cost of sales	100,508	118,131	(17,623)	-15%
Gross profit	187,190	150,756	36,434	24%
General and administrative expenses	1,291,907	2,030,361	(738,454)	-36%
Operating Loss	$1,104,717	$1,879,605	$(774,888)	-41%

The variance in the operating loss was primarily a reduction of lease expense by $1,534,000, offset by an increase of bad debts in the amount of $34,000, compensation of $346,000, legal expense of $246,500 and consulting fees of $144,000 when comparing the nine month period ended September 30, 2014 to the same period last year. Lease expense was $110,000 compared to $1,644,000, bad debts was $34,000 compared to $0, Compensation was $595,000 compared to $249,000, legal expense was $250,000 compared to $3,500 and consulting was $152,500 compared to $8,500 for the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	September 30,	December 31,
	2014	2013	$ Change	% Change

Cash	$15,626	$20,689	$(5,063)	-24%
Accounts payable and accrued expenses	164,483	34,112	130,371	382%
Total current liabilities	300,709	182,989	117,720	64%

Cash proceeds from the sale of preferred stock	$-	$3,000	$(3,000)	-100%

The variance in accounts payable and accrued expenses is mainly for the land lease expense accrual and accounting fees accrual at September 30, 2014.

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

As of September 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management has engaged Jason Schneider, CPA with Osborne Rincon, Certified Public Accountants as of the date of this filing to assume all day to day accounting and to support the Company’s GAAP reporting and internal control over financial reporting.

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

None

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

As a result of expanding mining operations over the past several years, the Bureau of Land Management (BLM) has advised the Company that it is required to file a new Plan of Operations (Plan) for the purpose of describing the additional mining operations to be conducted on the current mine site and the additional remediation and reclamation measures to be undertaken by the Company at the time that the Company discontinues mining at this site.  The Plan will include an Environmental Analysis of certain matters pertaining to the mine site.  It is contemplated that the Reclamation Bond posted with the BLM for reclamation costs will be increased by approximately $20,000 to $25,000. Mining operations have been suspended pending the approval of the new Plan of Operations.  As a result, the Company hired an experienced consultant to prepare the Plan and to interface with the BLM.  It is contemplated that the new Plan will be approved sometime in December or January.  After approval and payment of certain costs and expenses of the BLM and the posting of the increase in the bond, the Company will have all new permits to continue its mining operations.

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

U.S. Rare Earth Minerals, Inc

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

Dated: November 12, 2014	By	/s/ Michael Herod
Michael Herod
Chief Operating Officer, President and Director

Dated: November 12, 2014	By	/s/ Larry Bonafide
Larry Bonafide
Principle Financial Officer, Secretary and Director

