Form 10-K
period 2014-12-31
U.S. RARE EARTH MINERALS, INC
filed 2015-04-10
CIK 1445815

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2014

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

6460 Medical Center St. Ste. 230
Las Vegas, NV	89148
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (800)920-7507

n/a

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Registrant’s revenues for its most recent fiscal year: $275,616.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,816,438.

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $.004 per share for shares of the registrant’s Common Stock on December 31, 2014, the last business day of the registrant’s most recently completed fiscal year as reported by the NASDAQ OMX, was approximately $10,361. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

PART I

ITEM 1. BUSINESS.

Overview

U.S. Rare Earth Minerals (formerly U.S. Natural Nutrients and Minerals, Inc.) (the “Company”), was organized on June 9, 2008. The Company changed its name in April, 2011. The Company’s focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural and human uses of the product.  The Company commenced its mining activities in 2009, the Company entered into an agreement with M Strata LLC, a related party, whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located on land located in the southwestern part of southern Nevada not far from the town of Panaca.  Fifty percent (50%) of the beneficial ownership of M-Strata is owned by Paul Hait and Dennis Cullison. Dennis Cullison is a director of the Company. Paul Hait was formerly a director of the Company but he resigned in February of 2013. Paul Hait and Dennis Cullison each own or control more than 10% of the outstanding stock of the Company. A copy of the First Amended and Restated Mining Agreement (the “M Strata Agreement”) effective as of November 1, 2013 was filed with the Securities and Exchange Commission in late 2013 on Form 8-K.

The Company has commenced a sales and marketing program of the product extracted in the mining process under the name “Excelerite”.  The Company believes that Excelerite may have broad applications for plants, animals and humans.  Specifically, the Company believes that by adding Excelerite back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes.

The Company markets Excererite through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website.  The Company has also undertaken to develop a network of distributors, both in the United States and internationally.

Employees

As of December 31, 2014, the Company had two employees.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company rents office space at 6460 Medical Center St., Suite 230, Las Vegas, Nevada 89148 from Kondler & Associates, CPAs, one of the Company’s consultants, on a month to month basis and the cost of the use of the office space is included in the consulting fees paid to the firm.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock trades over the counter.  As of December 31, 2014 and 2013, there were 5,816,438 and 3,877,123, respectively of shares outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).  The Preferred Stock is not publicly traded. As of December 31, 2014 and 2013, there were 440,500 and 440,500, respectively of shares outstanding.

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

Awards

For the calendar year ending December 31, 2014, no awards had been made under the 2010 Plan to pay for services rendered to the Company in lieu of cash. These awards are made when the Company does not have sufficient cash to pay for the services provided to the Company.

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

The Company filed a registration statement on April 13, 2013 with the Securities and Exchange Commission to register 30,000,000 additional shares to be available to be issued from the 2010 Plan.

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

Recent Sales of Unregistered Securities

During 2014, 2,100,000 unregistered restricted shares were issued for the payment for goods and services.

Issuer Purchases of Equity Securities

None.

OTHER INFORMATION

On October 26, 2009, U.S. Rare Earth Minerals, Inc. (USMN) (formerly known as U.S. Natural Nutrients and Minerals, Inc., a Nevada corporation (entered into an Agreement with M Strata, LLC, a Nevada limited liability company and related party (“M Strata”) (“M Strata Agreement”), whereby M Strata granted to USMN permission and consent to mine the certain mineral products (the “Product”) from certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Pursuant to the terms of the M Strata Agreement, M Strata will designate which claims may be mined and USMN shall have the right to mine the Product and remove the Product from the mining claims so designated.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company and its subsidiaries for the year ended December 31, 2014 and December 31, 2013.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

	Year ended
	December 31,	December 31,
	2014	2013	$ Change	% Change

Revenues	$275,616	$417,336	$(141,720)	-34%
Cost of sales	165,977	197,391	(31,414)	-16%
Gross profit	109,639	219,945	(110,306)	-50%
General and administrative expenses	1,390,340	2,192,425	(802,085)	-37%
Operating Loss	$1,280,701	$1,972,480	$(691,779)	-35%

During the year ended December 31, 2014, we incurred expenses of $1,390,340, a decrease of 37% from the year ended December 31, 2013.  A decrease of $1,609,914 in land lease was partly offset by the increase of $438,301 for compensation, $234,962 for legal expenses and $151,671 for professional fees. During the year ended December 31, 2014, we have incurred $142,159 in land lease, $690,948 in employee compensation expense, $250,000 in legal expenses and $237,268 in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	December 31,	December 31,
	2014	2013	$ Change	% Change

Cash	$6,168	$20,689	$(14,521)	-70%
Accounts payable and accrued expenses	201,559	34,112	167,447	491%
Total current liabilities	334,735	182,989	151,746	83%

Cash proceeds from the sale of preferred stock	$-	$3,000	$(3,000)	-100%

As of December 31, 2014, cash totaled $6,168 and for the year ended December 31, 2014, cash decreased by $14,521. This cash position was the result of net cash used in operating activities in the amount of $16,321 offset by net cash provided by financing activities in the amount of $1,800.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Revenue Recognition

The Company purchases Calcium Montmorillonite Clay pursuant to an agreement with a related party, who owns the land and mine containing such clay, and resells the product for agricultural uses. Revenue from the sale of product obtained from our mining contractor is recognized when ownership passes to the purchaser at which time the following conditions are met:

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of December 31, 2014, the Company’s current liabilities exceeded its current assets by $328,567 and it has an accumulated deficit of $11,085,915. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

U.S. RARE EARTH MINERALS, INC.

(formerly known as U.S. NATURAL NUTRIENTS AND MINERALS, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stockholders of U.S. Rare Earth Minerals, Inc.

We have audited the accompanying balance sheets of U.S. Rare Earth Minerals Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2014. U.S. Rare Earth Minerals management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Rare Earth Minerals, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that U.S.Rare Earth Minerals, Inc. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in Note 3 to the financial statements, the Company has generated minimal revenue and has an accumulated deficit of $11,085,915 and a working capital deficiency of $328,567. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Paritz & Company, P.A.

Hackensack, NJ

April 8, 2015

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$6,168	$20,689
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	-	58,328
Inventory	-	14,114
Total current assets	6,168	93,131

Property and Equipment, Net of Accumulated Depreciation of $183,958 and $125,767, respectively	107,115	165,306

Total assets	$113,283	$258,437

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$201,559	$34,112
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Accrued interest	23,176	15,376
Customer deposits	-	12,501
Loan payable	25,000	25,000
Notes Payable	80,000	91,000
Total current liabilities and total liabilities	334,735	182,989

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: $0.001 par value; 300,000,000 authorized, 5,816,438 and 3,877,123 shares issued and outstanding as of December 31, 2014 and 2013, respectively	5,816	3,877
Class A Preferred stock: $1.00 par value; 500,000 authorized, 440,500 shares issued and outstanding as of December 31, 2014 and 2013	441	441
Additional paid in capital	10,858,206	9,810,145
Accumulated deficit	(11,085,915)	(9,739,015)
Total stockholders' equity (deficit)	(221,452)	75,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$113,283	$258,437

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2014	2013

REVENUES	$275,616	$417,336
Cost of goods sold	165,977	197,391
Gross Profit	109,639	219,945

General, selling and administrative expenses	1,390,340	2,192,425
Total operating expenses	1,390,340	2,192,425

Operating Loss	(1,280,701)	(1,972,480)

Other income (expense):
Bad debt expense	(63,399)	-
Other expense	-	(348)
Interest expense	(7,800)	(12,663)
Settlement of debentures, notes payable and accrued interest	5,000	-
Settlement of accounts payable	-	206,955
Total other income (expense)	(66,199)	193,944

Loss before provision for income taxes	(1,346,900)	(1,778,536)

Provision for income taxes	-	-

Net Loss	$(1,346,900)	$(1,778,536)

Net loss per common share - basic and diluted	$(0.30)	$(0.47)

Weighted average of common shares outstanding	4,452,876	3,750,608

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 2014 and 2013

					Additional
	Common Stock		Preferred Stock		Paid In Capital		Accumulated
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Total
Balance January 1, 2013	3,226,064	3,226	37,500	38	8,273,820	37,462	(7,960,479)	354,067

Issuance of stock for cash	-	-	3,000	3	-	2,997	-	3,000

Issuance of stock for services	651,059	651	-	-	1,096,266	-	-	1,096,917

Issuance of stock in exchange for payables	-	-	400,000	400	-	399,600	-	400,000

Net loss	-	-	-	-	-	-	(1,778,536)	(1,778,536)

Balance December 31, 2013	3,877,123	$3,877	440,500	$441	$9,370,086	$440,059	$(9,739,015)	$75,448

Return of stock for non-performance of services	(160,685)	(161)			161			-

Issuance of stock for services	2,100,000	2,100	-	-	1,047,900	-	-	1,050,000

Net loss							(1,346,900)	(1,256,215)

Balance December 31, 2014	5,816,438	$5,816	440,500	$441	$10,418,147	$440,059	$(11,085,915)	$(221,452)

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2014	2013
Cash Flows From Operating Activities:
Net Loss	$(1,346,900)	$(1,778,536)
Adjustments to reconcile net loss to net cash provided by operations:
Bad debt expense	63,399	-
Depreciation	58,191	51,057
Stock for services	1,050,000	1,096,917
Settlement of accounts payable	-	(206,955)
Settlement of debentures, notes payable and accrued interest	(5,000)	-
Changes in assets and liabilities:
Decrease (Increase) accounts receivable	(5,071)	(30,922)
Decrease prepaid expenses	-	254,600
Decrease (Increase) inventory	14,114	(2,268)
Increase accounts payable and accrued expenses	167,447	612,879
Increase (Decrease) customer deposits	(12,501)	12,501
Net cash provided by (used in) operating activities	(16,321)	9,273

Cash Flows From Investing Activities:
Capital expenditures	-	(87,300)
Net cash used in investing activities	-	(87,300)

Cash Flows From Financing Activities:
Accrued interest	7,800	4,193
Repayment of debentures	-	(5,000)
Issuance of notes payable	-	91,000
Repayment of notes payable	(6,000)	-
Preferred stock issued for cash	-	3,000
Net cash provided by financing activities	1,800	93,193

Net increase (decrease) in cash	(14,521)	15,166
Cash, beginning of period	20,689	5,523
Cash, end of period	$6,168	$20,689

Cash paid for:
Interest	$-	$8,470
Supplemental schedule of non-cash activities:
Shares issued in settlement of payables	$-	$400,000

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. FORMATION AND BUSINESS OF THE COMPANY

Basis of Presentation and Organization

U.S. Rare Earth Minerals, Inc. was incorporated in the state of Nevada on June 9, 2008. As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U.S. Rare Earth Minerals, Inc.

U.S. Rare Earth Minerals, Inc., formerly known as U.S. Natural Nutrients and Minerals, Inc. is in the business of mining a certain high quality Calcium Montmorillonite clay which is high in minerals and other nutrients that is used for agricultural purposes to restore minerals to mineral depleted soil and for mineral supplements for animals and humans.

The Company approved a 50 to 1 reverse stock split of the common stock to be effective March 9, 2015. The effect of this split was retroactively applied to all periods reported in this filing.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company maintains cash balances at one financial institution. Accounts at that institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Cash balances may at times exceed the FDIC insured limits. The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Fixed Assets

The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between three and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued)

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements (Continued)

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has an accumulated deficit of $11,085,915 and a working capital deficiency of $328,567 as of December 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

The ability of the Company to continue as a going concern is dependent upon, among other things, its ability to successfully accomplish the plans described in the preceding paragraph and eventually begin operations in accordance with its business plan. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of its $0.001 par value preferred stock and 300,000,000 shares of its $0.001 par value common shares.

During 2013, at various times, an aggregate of 651,059 shares of common stock were issued in exchange for services. In addition, 434,559 shares were issued to M Strata for the lease of the mine and 200,000 shares of common stock were issued to Michael Tague pursuant for services to be rendered to the corporation through 2/14/15 and 16,500 shares were issued to multiple individuals for various services.

NOTE 4. CAPITAL STOCK (Continued)

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

On January 23, 2014, 70,000 shares of the Company’s outstanding common stock were returned to the Company for non-performance of services that were recorded as expense during 2012.

On April 29, 2014, 90,685 shares of the Company’s outstanding common stock were returned to the Company for non-performance of services that were recorded as expense during 2013.

On August 25, 2014, 2,100,000 shares were issued to various shareholders at $0.01 per share for services valued at $1,050,000.

As of December 31, 2014 and 2013, the Company had 5,816,438 and 3,877,123 shares of common stock issued and outstanding, respectively.

NOTE 5. NOTES AND DEBENTURES PAYABLE

The Company issued two debentures in March 2010 for $4,750 each totaling $9,500 plus accrued interest for a total of $10,000. At December 31, 2014, the balance of this debenture was $5,000.

In 2013, the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 note payable due upon demand, bearing 0% interest; a $6,000 note payable due upon demand, bearing 0% interest; and an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. During the quarter ended March 31, 2014, the $6,000 note payable referred to above was paid in full. The Company and note holders are in discussions with respect to the payoff of the notes.

At December 31, 2014, the Company has recorded accrued interest of $10,098 related to the notes and debentures payable which is included in the $23,176 accrued interest balance on the balance sheet.

NOTE 6. LOAN PAYABLE

We have two short-term loans totaling $25,000 at December 31, 2014. These loans were due in 2012 and as of December 31, 2014, are in default. These notes are accruing interest at a rate of 10% per annum. At December 31, 2014, the Company has recorded accrued interest of $13,078 related to the loans payable which is included in the $23,176 accrued interest balance on the balance sheet.

NOTE 7. INCOME TAXES

The components of the Company’s deferred tax asset are as follows as of December 31, 2014:

	December 31, 2014	December 31, 2013
Net operating loss carry forward at 35%	$3,880,070	$3,408,655
Valuation allowance	-3,880,070	-3,408,655
Net deferred tax allowance	$-	$-

Deferred tax asset consists of accumulated net operating losses of approximately $11,086,000 and $9,739,000 as of December 31, 2014 and 2013, respectively, which expire between 2032 and 2034.

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
US Statutory rate	35%	35%
Valuation allowance	-35%	-35%
Income tax provision	-	-

The Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. At December 31, 2014, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

The Company files income tax returns in the United States. The Company will file its U.S. federal return for the year ended December 31, 2014 in 2015. Once filed, the 2014 U.S. federal return and those for 2013 and 2012 will be considered as open tax years. No tax returns are currently under examination by any tax authorities. The Company has not accrued any additional interest or penalties or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

The Company entered into an agreement in 2009 with M Strata, LLC whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located in Panaca, Nevada. M Strata’s principal owners are Paul Hait and Dennis Cullison. Dennis Cullison is director of the Company. At December 31, 2014, the lease agreement with M Strata provides the Company to pay $2,700 per week to M Strata as a minimum lease payment in exchange for the mining rights. For the years ended December 31, 2014 and 2013, the Company expensed $142,159 and $1,752,073, respectively, pursuant to this arrangement. In 2012, the Company issued 5,092,000 shares of common stock to M Strata to prepay $254,600 of the land lease, which was expensed during 2013. In 2013, the Company issued another 21,727,936 shares of common stock to M Strata to pay $762,597 of the land lease expense for 2013. Also in 2013, the Company issued 400,000 shares of preferred stock to M Strata to pay for $400,000 of the land lease expense for 2013.

NOTE 8. RELATED PARTY TRANSACTIONS (Continued)

During 2013, M Strata forgave $313,276 of the balance owed by the Company related to 2013 land lease expenses. As of December 31, 2014 and 2013, the Company owed M Strata $147,430 and $18,900, respectively, pursuant to this arrangement.

NOTE 9. CONCENTRATION

The Company has concentrated sales as follows:

	% of Sales
	2014	2013

Biomultimin – related party	26%	7%
M&M Ag Supply	35%	21%
Venturemore	24%	4%
Dia Cau Xanh	-	21%
Perfect Blend	-	13%

The Company has no significant concentration of purchases from any specific vendors for the years ended December 31, 2014 and 2013.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company rents office space at 6460 Medical Center St., Suite 230, Las Vegas, Nevada 89148 from Kondler & Associates, CPAs, one of the Company’s consultants, on a month to month basis and the cost of the use of the office space is included in the consulting fees paid to the firm.

NOTE 11. SUBSEQUENT EVENTS

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

On December 27, 2014, the board of directors of the company approved a 50 to 1 reverse split of the common stock to be effective March 9, 2015. As a result, the number of authorized shares was 6,000,000 on March 9, 2015. The effect of this split was retroactively applied to all periods reported in this filing.

No shares of common stock were issued subsequent to December 31, 2014.

On March 19, 2015 the Board of Directors voted to defer filing a Form 15.

On March 19, 2015 the Board of Directors, by Shareholder Consent voted to amend the Articles of Incorporation to change the number of authorized common shares from 6,000,000 to 300,000,000 to become effective on April 9, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Name	Age	Position

Dennis Cullison	53	Chairman of the Board and Director

Michael Herod	67	President and Director

Larry Bonafide	70	Secretary/Treasurer, Chief Financial Officer and Director

David Lee	68	Director

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

Michael Herod (67) is a Vietnam Veteran and a successful businessman. In 1970, he founded Herod Oil which owned producing oil wells in southern California and in Saudi Arabia. The company successfully sold its wells and liquidated its holdings. In 1980, Mr. Herod founded Herod Livestock Company, a beef cattle producing company. Herod Livestock developed large herds of cattle in California. The company expanded its operations to include larger herds of cattle and also cow-calf operations, yearlings and feedlot cattle operations as well. By mid-1990s, Herod Livestock was operating in three states, California, Nevada and Idaho. The livestock business was sold at the end of the 1990’s. In early 2000, H & J Feed Company was created which owned an animal feed business in northern California and also conducted hay brokering as well. H & J Feed opened a large retail store in Reno, Nevada. H & J Feed began selling Excelerite in the store in bulk and became a major distributor of Excelerite nationwide.

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

M. Bonafide has vast experience and expertise in the following areas: Strategic, financial, and organization planning; Organization management; Contract negotiations, compliance and oversight; Marketing and sales management; Operating systems design and implementation; Purchasing/procurement; Human resource recruiting, training and development; and, Performance measured incentive Compensation programs.

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

David Lee was appointed to the Board of Directors on March 24, 2014.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2014, all reports required to be filed were filed on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2014 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2014 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock $0.001 par value	Cede & Co P.O. Box 20 Bowling Green Station New York, NY 10274	N/A	1,547,957	26.61

Common Stock $0.001 par value	Robert T. Yarbray 6430 Medical Center St., Ste 230 Las Vegas, NV 89148	N/A	431,889	7.42

Common Stock $0.001 par value	Henry Casden 6430 Medical Center St., Ste 230 Las Vegas, NV 89148	N/A	300,000	5.15

Common Stock $0.001 par value	Lawrence W. Boanafde 6430 Medical Center St., Ste 230 Las Vegas, NV 89148	Chief Financial Officer and Director	500,022	8.6

Common Stock $0.001 par value	Dennis Cullison 18614 Riverwoods Dr. Bend, OR 97702	CEO & Director	32,734,037	11.25

Common Stock $0.001 par value	Michael Herod 6430 Medical Center St., Ste 230 Las Vegas, NV 89148	President and Director	654,681	8.59

Common Stock $0.001 par value	David Lee 6430 Medical Center St., Ste 230 Las Vegas, NV 89148		102,000	1.75

	All officers and directors as a group		1,756,703	30.20

(1)	Beneficial Ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(2)	Based on 5,816,438 shares of our Common Stock outstanding as of December 31, 2014.

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

Director Independence

As of December 31, 2014, Mr. Cullison is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over the Counter. The Over the Counter does not require that a majority of the board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014 and review of our interim financial statements for the first, second and third quarters of 2014 was approximately $64,000. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2013 and review of our interim financial statements for the first, second and third quarters of 2013 was approximately $74,000.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2014 and 2013 were approximately $750 and $750, respectively.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2014, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statements of Stockholders’ Deficit for the year ended December 31, 2014 and 2013 (audited)

Statement of Cash Flows for the years ended December 31, 2014 and 2013

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

U.S. Rare Earth Minerals, Inc.

(Registrant)

By:	/s/ Michael Herod
Name:	Michael Herod
Title:	President and Director
Dated:	April 10, 2015

By:	/s/ Larry Bonafide
Name:	Larry Bonafide
Title:	Chief Financial Officer and Director
Dated:	April 10, 2015

