Form 10-Q
period 2015-03-31
U.S. RARE EARTH MINERALS, INC
filed 2015-05-19
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2015

Commission File Number: 333-154912

U.S. Rare Earth Minerals, Inc

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

There were 5,816,438 shares of common stock outstanding as of May 19, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$2,730	$6,168
Accounts receivable	2,317	-
Total current assets	5,047	6,168

Property and Equipment, Net of Accumulated Depreciation of $198,505 and $183,958, respectively	92,568	107,115

Total assets	$97,615	$113,283

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$223,025	$201,559
Loans payable	110,000	110,000
Accrued interest	25,099	23,176
Total current liabilities	358,124	334,735

Total liabilities	358,124	334,735

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 6,000,000 authorized, 5,816,438 shares issued and
outstanding as of March 31, 2015 and December 31, 2014	5,816	5,816
Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding
as of March 31, 2015 and December 31, 2014	441	441
Additional paid in capital	10,858,206	10,858,206
Accumulated deficit	(11,124,972)	(11,085,915)
Total stockholders' deficit	(260,509)	(221,452)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$97,615	$113,283

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014

REVENUES	$62,490	$208,356
Cost of goods sold	14,548	54,198
Gross Profit	47,942	154,158

General, selling and administrative expenses	85,151	88,401
Total operating expenses	85,151	88,401

Operating Income (Loss)	(37,209)	65,757

Other income (expense):
Other income	75	348
Interest expense	(1,923)	(3,321)
Total other income (expense)	(1,848)	(2,973)

Net Income (Loss) before provision for income taxes	(39,057)	62,784

Provision for income taxes	-	-

Net Income (Loss)	$(39,057)	$62,784

Net loss per common share - basic and diluted	$(0.01)	$0.02

Weighted average of common shares outstanding	5,816,438	3,825,012

See accompanying notes to the financial statements.

U.S. RARE EARTH MINERALS, INC

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net Income (Loss)	$(39,057)	$62,784
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	14,547	14,547
Changes in assets and liabilities:
Increase accounts receivable	(2,317)	(60,828)
Increase accounts payable and accrued expenses	21,466	32,997
Increase in accrued interest	1,923	1,950
Decrease customer deposits	-	(12,501)
Net cash provided by (used in) operating activities	(3,438)	38,949

Cash Flows From Financing Activities:
Repayment of notes payable	-	(6,000)
Net cash provided by financing activities	-	(6,000)

Net increase (decrease) in cash	(3,438)	32,949
Cash, beginning of period	6,168	20,689
Cash, end of period	$2,730	$53,638

Cash paid for:
Interest	$-	$-

See accompanying notes to the financial statements

US. RARE EARTH MINERALS, INC.

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of March 31, 2015 and the three months ended March 31, 2015 and 2014 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2015.

U.S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.) was incorporated in the state of Nevada on September 9, 2008.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc. (Formerly U.S. Natural Nutrients and Minerals, Inc.)

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has experienced recurring net operating losses of $11,124,972 as of March 31, 2015 and a working capital deficiency of $353,077 as of March 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Note 2. Capital Stock

The Company is authorized to issue 50,000,000 shares of its $0.001 par value preferred stock and 6,000,000 shares of its $0.001 par value common shares.

There were 5,816,438 shares of common stock outstanding as of March 31, 2015.

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

Note 4. Loans Payable

The Company has five short-term loans totaling $110,000 at March 31, 2015. These loans were due in 2012 and 2013 and as of March 31, 2015, are in default. Two of the loans bear no interest; one loan is accruing interest at a rate of 6% per annum and two of the loans are accruing interest at a rate of 10% per annum. The Company and loan holders are in discussions with respect to the payoff of the loans.

At March 31, 2015, the Company has recorded accrued interest of $25,099 related to these loans.

Note 5. Subsequent Events

On April 13, 2015, the Company filed 8K to announce the amendment of articles of incorporation to change number of the Company's authorized common shares from 6,000,000 to 300,000,000, and also the resignation of CEO and Chairman Dennis Cullsion.

On May 5, 2015, the Company agreed to elect Doni Kendig to Board and also issue 1,500,000 shares of restricted common stock to each of the Directors for services. These 6,000,000 shares will be fully paid and with additional restricted legend. In addition, the Board adopted a resolution to issue 3,000,000 shares of common stock to other consultants, to be issued in tranches at their request.

On May 11, 2015, the Company agreed to issue 500,000 shares to other consultants as payment for services rendered in 2014.

On May 13, 2015, the Company changed its Certifying Accountants from its current auditors, Paritz and Company to Malone Bailey, LLP.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (CONTINUED)

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three-and nine months ended March 31, 2015 and 2013.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 2013.

	Three Months Ended
	March 31,	March 31,
	2015	2014	$ Change	% Change

Revenues	$62,490	$208,356	$(145,866)	-70%
Cost of sales	14,548	54,198	(39,650)	-73%
Gross profit	47,942	154,158	(106,216)	-69%
General and administrative expenses	85,151	88,401	(3,250)	-4%
Operating Loss	$(37,209)	$65,757	$(102,966)	-157%

The variance in the operating income (loss) was primarily a decrease in sales when comparing the three month period ended March 31, 2015 to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	December 31,
	2015	2014	$ Change	% Change

Cash	$2,730	$6,168	$(3,438)	-56%
Accounts payable and accrued expenses	223,025	201,559	21,466	11%
Total current liabilities	358,124	334,735	23,389	7%

The variance in accounts payable and accrued expenses is mainly for the land lease expense accrual and accounting fees accrual at March 31, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (CONTINUED)

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has experienced recurring net operating losses of $11,124,972 as of March 31, 2015 and a working capital deficiency of $353,077 as of March 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION (CONTINUED)

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2015. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

U.S. Rare Earth Minerals, Inc

(Formerly known as U.S. Natural Nutrients & Minerals, Inc.)

Dated: May 19, 2015
	By	/s/ Michael Herod
Michael Herod
Chief Operating Officer, President and Director

Dated: May 19, 2015
	By	/s/ Larry Bonafide
Larry Bonafide
Principle Financial Officer, Secretary and Director

