Form 10-Q
period 2015-06-30
U.S. RARE EARTH MINERALS, INC
filed 2015-08-19
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2015

Commission File Number: 333-154912

U.S. Rare Earth Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6460 Medical Center St. Suite 230 Las Vegas, NV	89148
(Address of principal executive offices)	(Zip code)

(800) 920-7507

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

There were 12,316,438 shares of common stock outstanding as of August 14, 2015.

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$776	$6,168
Accounts receivable	40,342	-
Total current assets	41,118	6,168

Property and Equipment, Net of Accumulated Depreciation of $213,053 and $183,958, respectively	78,020	107,115

Total assets	$119,138	$113,283

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$262,933	$201,559
Loans payable	110,000	110,000
Loans payable – related party	5,675	-
Accrued interest	27,044	23,176
Total current liabilities	405,652	334,735

Total liabilities	405,652	334,735

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 300,000,000 authorized,
12,316,438 and 5,816,438 shares issued and outstanding
as of June 30, 2015 and December 31, 2014	12,316	5,816
Preferred stock: $0.001 par value; 500,000 authorized,
440,500 shares issued and outstanding
as of June 30, 2015 and December 31, 2014	441	441
Additional paid in capital	12,741,706	10,858,206
Accumulated deficit	(13,040,977)	(11,085,915)
Total stockholders' deficit	(286,514)	(221,452)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$119,138	$113,283

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC.

 STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

REVENUES	$59,400	$37,844	$121,890	$246,200
Cost of goods sold	14,724	12,001	29,272	66,199
Gross Profit	44,676	25,843	92,618	180,001

General, selling and administrative expenses	1,958,736	82,002	2,043,887	170,403
Total operating expenses	1,958,736	82,002	2,043,887	170,403

Operating Income (Loss)	(1,914,060)	(56,159)	(1,951,269)	9,598

Other income (expense):
Other income	-	-	75	348
Interest expense	(1,945)	(1,995)	(3,868)	(5,316)
Total other expense	(1,945)	(1,995)	(3,793)	(4,968)

Net Income (Loss) before provision for income taxes	(1,916,005)	(58,154)	(1,955,062)	4,630

Provision for income taxes	-	-	-	-

Net Income (Loss)	$(1,916,005)	$(58,154)	$(1,955,062)	$4,630

Net loss per common share - basic and diluted	$(0.20)	$(0.00)	$(0.25)	$0.00

Weighted average of common shares outstanding	9,783,471	190,356,131	7,810,913	190,800,883

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2015	2014
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,955,062)	$4,630
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	29,095	29,095
Stock for services	1,890,000	(90,685)
Changes in assets and liabilities:
Increase accounts receivable	(40,342)	(32,770)
Increase accounts payable and accrued expenses	61,374	90,812
Increase in accrued interest	3,868	3,900
Decrease customer deposits	-	(12,501)
Net cash provided by (used in) operating activities	(11,067)	(7,519)

Cash Flows From Financing Activities:
Proceeds from issuance of loans payable	7,175	-
Repayment of loans payable – related party	(1,500)	-
Repayment of loans payable	-	(6,000)
Net cash provided by (used in) financing activities	5,675	(6,000)

Net increase (decrease) in cash	(5,392)	(13,519)
Cash, beginning of period	6,168	20,689
Cash, end of period	$776	$7,170

Cash paid for:
Interest	$-	$-

See accompanying notes to the unaudited financial statements

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of June 30, 2015 and the three and six months ended June 30, 2015 and 2014 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $364,534 as of June 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

Note 2. Capital Stock

The Company is authorized to issue 500,000 shares of its $0.001 par value preferred stock and 300,000,000 shares of its $0.001 par value common shares.

On May 5, 2015, the Company granted 6,000,000 shares to four board members 1,500,000 shares each for services. These shares are granted as fully paid, but are restricted from sale or transfer for three years. $1,740,000 was recognized non-cash stock based compensation during the three months ended June 30, 2015.

On May 5, 2015, the board of directors agreed to issue 3,000,000 shares of common stock to two related parties in exchange for services – 1,500,000 shares each. These shares will be issued in tranches on dates determined by these parties at their request. On May 11, 2015, the Company issued 500,000 shares pursuant to the board resolution referred to above. $150,000 was recognized as non-cash stock based compensation during the three months ended June 30, 2015.

There were 12,316,438 shares of common stock outstanding as of June 30, 2015.

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

Note 4. Loans Payable

The Company has four short-term loans totaling $115,675 at June 30, 2015. These loans were due in 2012 and 2013 and as of June 30, 2015, are in default. One of the loans is accruing interest at a rate of 6% per annum and three of the loans are accruing interest at a rate of 10% per annum. The Company and loan holders are in discussions with respect to the payoff of the loans.

During the three months ended June 30, 2015, the Company received proceeds from the issuance of a new loan payable in the amount of $7,175 to a related party, of which $1,500 was repaid as of June 30, 2015. This loan bears no interest and is due upon demand.

At June 30, 2015, the Company has recorded accrued interest of $27,044 related to these loans.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three-and six months ended June 30, 2015 and 2014.

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THREE-MONTHS ENDED JUNE 30, 2014.

	Three Months Ended
	June 30,	June 30,
	2015	2014	$ Change	% Change

Revenues	$59,400	$37,844	$21,556	57%
Cost of sales	14,724	12,001	2,723	23%
Gross profit	44,676	25,843	18,833	73%
General and administrative expenses	1,958,736	82,002	1,876,734	2289%
Operating Loss	$(1,914,060)	$(56,159)	$(1,857,901)	3308%

The variance in the operating loss was primarily due to an increase in sales of $21,500 offset by a decrease in cost of good sold of $2,700, a decrease in bad debt expense of $34,000, an increase in compensation of outside services of $1,974,000, a decrease in professional fees of $33,500, a decrease in land lease expense of $3,000 and a decrease in repairs and maintenance of $8,500 when comparing the three month period ended June 30, 2015 to the same period last year.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO SIX-MONTHS ENDED JUNE 30, 2014.

	Six Months Ended
	June 30,	June 30,
	2015	2014	$ Change	% Change

Revenues	$121,890	$246,200	$(124,310)	-50%
Cost of sales	29,272	66,199	(36,927)	-56%
Gross profit	92,618	180,001	(87,383)	-49%
General and administrative expenses	(2,043,887)	(170,403)	(1,873,484)	1099%
Operating Income (Loss)	$(1,951,269)	$9,598	$(1,960,867)	-20430%

The variance in the operating loss was primarily due to an decrease in sales of $124,000 offset by a decrease in cost of goods sold of $37,000, a decrease in bad debt expense of $34,000, a decrease in auto expenses of $5,100, an increase in compensation of outside services of $1,980,000, a decrease in computer and software expenses of $3,000, a decrease in insurance of $2,000, an increase in legal expense of $4,000, an increase in mining expenses of $9,000, a decrease in professional fees of $23,500 and a decrease in land lease of $7,000 when comparing the six month period ended June 30, 2015 to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	June 30,	December 31,
	2015	2014	$ Change	% Change

Cash	$776	$6,168	$(5,392)	-87%
Accounts payable and accrued expenses	262,933	201,559	61,374	30%
Total current liabilities	405,652	334,735	70,917	21%

The variance in accounts payable and accrued expenses is mainly for the land lease expense accrual and accounting fees accrual at June 30, 2015.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has experienced recurring net operating losses of $13,040,977 as of June 30, 2015 and a working capital deficiency of $364,534 as of June 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

On October 26, 2009, U.S. Rare Earth Minerals, Inc. (USMN), a Nevada corporation (entered into an Agreement with M Strata, LLC, a Nevada limited liability company (“M Strata”) (“M Strata Agreement”) whereby M Strata granted to USMN permission and consent to mine the certain mineral products (the “Product”) from certain mining claims owned or controlled by M Strata located in Panaca, Nevada.  Pursuant to the terms of the M Strata Agreement, M Strata will designate which claims may be mined and USMN shall have the right to mine the Product and remove the Product from the mining claims so designated.

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

Twenty-five percent (25%) of the beneficial ownership of M Strata is owned by Dennis Cullison, formerly, the Chairman of the Board and President of the Company and twenty-five percent (25%) beneficial ownership of M Strata is also owned by Paul Hait, a former member of the Board of Directors of the Company. Mr. Hait is a retired Chairman of the Board of the Company. Neither Mr. Cullison nor Mr. Hait participated in the negotiation of the Amended Agreement. A copy of the Agreement was attached to the filing of a Form 8K on December 9, 2013.

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

U.S. Rare Earth Minerals, Inc.

Dated: August 19, 2015	By	/s/ Michael Herod
Michael Herod
Chief Operating Officer, President and Director

Dated: August 19, 2015	By	/s/ Larry Bonafide
Larry Bonafide
Principle Financial Officer, Secretary and Director

