Form 10-Q
period 2015-09-30
U.S. RARE EARTH MINERALS, INC
filed 2015-11-12
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2015

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

There were 12,316,438 shares of common stock outstanding as of November 12, 2015.

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$11,647	$6,168
Accounts receivable	21,742	-
Total current assets	33,389	6,168

Property and Equipment, Net of Accumulated Depreciation of $227,601 and $183,958, respectively	63,472	107,115

Total assets	$96,861	$113,283

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$53,123	$201,559
Loans payable	105,000	110,000
Accrued interest	19,003	23,176
Total current liabilities	177,126	334,735

Total liabilities	177,126	334,735

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 300,000,000 authorized, 12,316,438 and 5,816,438 shares issued and outstanding as of September 30, 2015 and December 31, 2014	12,316	5,816
Preferred stock: $0.001 par value; 500,000 authorized, 440,500 shares issued and outstanding as of September 30, 2015 and December 31, 2014	441	441
Additional paid in capital	12,741,706	10,858,206
Accumulated deficit	(12,834,728)	(11,085,915)
Total stockholders' deficit	(80,265)	(221,452)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$96,861	$113,283

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

REVENUES	$110,780	$41,498	$232,670	$287,698
Cost of goods sold	67,792	34,309	107,731	100,508
Gross Profit	42,988	7,189	124,939	187,190

OPERATING EXPENSES:
General, selling and administrative expenses	71,142	1,121,504	2,104,362	1,291,907
Gain on extinguishment of accounts payable	(236,362)	-	(236,362)	-
Total operating expenses	(165,220)	1,121,504	1,868,000	1,291,907

Operating Income (Loss)	208,208	(1,114,315)	(1,743,061)	(1,104,717)

Other income (expense):
Other income	-	-	75	348
Interest expense	(1,959)	(1,950)	(5,827)	(7,266)
Total other expense	(1,959)	(1,950)	(5,752)	(6,918)

Net Income (Loss) before provision for income taxes	206,249	(1,116,265)	(1,748,813)	(1,111,635)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$206,249	$(1,116,265)	$(1,748,813)	$(1,111,635)

Net Income (Loss) per common share - basic and diluted	$0.02	$(0.00)	$(0.19)	$(0.01)

Weighted average of common shares outstanding	12,316,438	226,908,841	9,329,259	191,239,944

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(1,748,813)	$(1,111,635)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	43,643	43,643
Stock for services	1,890,000	959,315
Gain on extinguishment of Accounts Payable	(236,362)	-
Changes in assets and liabilities:
Increase accounts receivable	(21,742)	(17,106)
Decrease in inventory	-	3,000
Increase accounts payable and accrued expenses	87,926	130,371
Increase (decrease) in accrued interest	(4,173)	5,850
Decrease customer deposits	-	(12,501)
Net cash provided by operating activities	10,479	937

Cash Flows From Financing Activities:
Repayment of loans payable	(5,000)	-
Proceeds from issuance of loans payable - related party	7,175	-
Repayment of loans payable - related party	(7,175)	(6,000)
Net cash used in financing activities	(5,000)	(6,000)

Net increase (decrease) in cash	5,479	(5,063)
Cash, beginning of period	6,168	20,689
Cash, end of period	$11,647	$15,626

Cash paid for:
Interest	$10,000	$-

See accompanying notes to the unaudited financial statements

US. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of September 30, 2015 and the three and six months ended September 30, 2015 and 2014 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $143,737 as of September 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

On May 5, 2015, the Company granted 6,000,000 shares to four board members – 1,500,000 shares each - for past services provided. These shares are granted as fully paid, but are restricted from sale or transfer for three years. The fair value of these shares is $0.29 per share based on the stock price; thus $1,740,000 was recognized as stock based compensation during the nine months ended September 30, 2015.

On May 5, 2015, the board of directors agreed to issue 3,000,000 shares of common stock to two related parties in exchange for services – 1,500,000 shares each. These shares will be issued in tranches on dates determined by these parties at their request.

On May 11, 2015, the Company issued 500,000 shares in exchange for services. The fair value of these shares is $0.30 per share based on the stock price; thus $150,000 was recognized as stock based compensation during the three months ended September 30, 2015.

There were 12,316,438 shares of common stock outstanding as of September 30, 2015.

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

Note 4. Loans Payable

The Company has four short-term loans totaling $105,000 at September 30, 2015. These loans were due in 2012 and 2013 and as of September 30, 2015, are in default. One of the loans is accruing interest at a rate of 6% per annum and three of the loans are accruing interest at a rate of 10% per annum. The Company and loan holders are in discussions with respect to the payoff of the loans.

During the nine months ended September 30, 2015, the Company received proceeds from the issuance of a new loan payable in the amount of $7,175 to a related party, of which $7,175 was repaid as of September 30, 2015.

At September 30, 2015, the Company has recorded accrued interest of $19,003 related to these loans.

Note 5. Extinguishment of Accounts Payable

As of June 30, 2015, the Company owed M Strata approximately $250,000 related to the land lease agreement between the Company and M Strata. The agreement, executed November 1, 2013, provided the Company would pay M Strata $27 per ton of material the Company mined and sold from the land or $2,700 per week, whichever was greater. The Company had accrued $2,700 per month pursuant to this agreement from November 1, 2013 to June 30, 2015. The Company and M Strata agreed to remove the $2,700 per week minimum requirement retroactively back to November 1, 2013 and replace it with a $100 per month minimum and the Company would recalculate the amount of tons mined since November 1, 2013 to determine a revised land lease cost based on $27 per ton. M Strata also agreed to write off the balance remaining after the recalculation. After applying all of the payments made by the Company to M Strata to the revised land lease amount, it was determined that $236,362 of the land lease expense accrual needed to be forgiven by M Strata, which is recorded as an extinguishment of accounts payable on the statement of operations.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three-and nine months ended September 30, 2015 and 2014.

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 2014.

	Three Months Ended
	September 30,	September 30,
	2015	2014	$ Change	% Change

Revenues	$110,780	$41,498	$69,282	167%
Cost of sales	67,792	34,309	33,483	98%
Gross profit	42,988	7,189	35,799	498%
Operating expenses	(165,220)	1,121,504	(1,286,724)	-115%
Operating income (loss)	$208,208	$(1,114,315)	$1,322,523	-119%

The variance in the operating loss was primarily due to an increase in sales of $69,282 offset by an increase in cost of good sold of $33,483, a decrease in compensation of outside services of $644,472, a decrease in legal expenses of $250,000, a decrease in professional fees of $138,069, a decrease in land lease expense of $26,554 and an increase in the gain of the extinguishment of accounts payable of $236,362 when comparing the three month period ended September 30, 2015 to the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 2014.

	Nine Months Ended
	September 30,	September 30,
	2015	2014	$ Change	% Change

Revenues	$232,670	$287,698	$(55,028)	-19%
Cost of sales	107,731	100,508	7,223	7%
Gross profit	124,939	187,190	(62,251)	-33%
Operating expenses	(1,868,000)	(1,291,907)	(576,093)	45%
Operating income (loss)	$(1,743,061)	$(1,104,717)	$(638,344)	58%

The variance in the operating loss was primarily due to an decrease in sales of $55,028 offset by an increase in cost of goods sold of $7,223, a decrease in auto expenses of $6,888, a decrease in bad debts expense of $34,000, an increase in compensation of outside services of $1,333,565, a decrease in computer and software expenses of $4,512, an increase in investor relations expense of $3,373, a decrease in legal expense of $245,979, a decrease in professional fees of $161,873, a decrease in land lease of $33,744 and an increase in the gain of the extinguishment of accounts payable of $236,362 when comparing the nine month period ended September 30, 2015 to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	September 30,	December 31,
	2015	2014	$ Change	% Change

Cash	$11,647	$6,168	$5,479	89%
Accounts payable and accrued expenses	53,123	201,559	(148,436)	-74%
Total current liabilities	177,126	334,735	(157,609)	-47%

The variance in accounts payable and accrued expenses is primarily due to the forgiveness of $236,362 of land lease expenses payable offset by an increase in operating expense payables and accruals of $87,926.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has experienced recurring net operating losses of $12,834,728 as of September 30, 2015 and a working capital deficiency of $143,737 as of September 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

iii)  the selling price is fixed and determinable; or,

iv)  collectively is reasonably assured.

Stock Based Compensation

The Company has share-based compensation plans under which non-employees, consultants and suppliers may be granted restricted stock, as well as options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award over the requisite service period. For options issued to employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. Grants of stock options and stock to non-employees and other parties are accounted for in accordance with ASC 505.

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a fair-value method and recording of such expense in the consolidated financial statements over the requisite service period.  The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions.  After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2015. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015.

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

U.S. Rare Earth Minerals, Inc

Dated: November 12, 2015
	By	/s/ Michael Herod
Michael Herod
Chief Operating Officer, President and Director

Dated: November 12, 2015	By	/s/ Larry Bonafide
Larry Bonafide
Principle Financial Officer, Secretary and Director

