Form 10-K
period 2015-12-31
U.S. RARE EARTH MINERALS, INC
filed 2016-07-22
CIK 1445815

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2015

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-154912

U.S. RARE EARTH MINERALS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	26-2797630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4631 Bradford Court
Reno, NV	89519
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (800) 920-7507

6460 Medical Center Street, Suite 230

Las Vegas, NV 89148

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Registrant’s revenues for its most recent fiscal year: $255,822.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,166,350

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $0.0462 per share for shares of the registrant’s Common Stock on December 31, 2015, the last business day of the registrant’s most recently completed fiscal year as reported by the NASDAQ OMX, was approximately $524,675. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of U. S. Rare Earth Minerals, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1. BUSINESS.

Overview

U.S. Rare Earth Minerals (formerly U.S. Natural Nutrients and Minerals, Inc.) (the “Company”), was organized on June 9, 2008. The Company changed its name in April, 2011. The Company’s focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities are currently carried out through a distributor-based sales program directed at agricultural and human uses of the product. The Company commenced its mining activities in 2009, the Company entered into an agreement with M Strata LLC, a related party, whereby M Strata granted the Company permission and consent to mine certain mining claims owned or controlled by M Strata located on land located in the southwestern part of southern Nevada not far from the town of Panaca A copy of the First Amended and Restated Mining Agreement (the “M Strata Agreement”) effective as of November 1, 2013 was filed with the Securities and Exchange Commission in late 2013 on Form 8-K.

The Company has commenced a sales and marketing program and has been selling the product extracted in the mining process under the name “Excelerite®”. The Company believes that Excelerite® may have broad applications for plants, animals and humans. Specifically, the Company believes that by adding Excelerite® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using Excelerite® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with Excelerite® grow healthier and produce more. The naturally chelated nutrients and minerals in Excelerite® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes.

The Company markets Excelerite® through various channels including but not limited to direct distribution, sales through third-party distributors and sales on the Company’s website. The Company has also undertaken to develop a network of distributors, both in the United States and internationally. In late March 2014, the Company temporarily suspended website sales of bagged products due to an inefficient and costly process then in place by prior management. Web based sales are expected to resume by late 2016.

Employees

As of December 31, 2015, the Company had four employees. The Board of Director runs the Company for no compensation other than stock awards.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company rents office space at 46113 Bradford Court, Reno, Nevada 89519.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). The Common Stock trades over the counter. As of December 31, 2015 and 2014, there were 12,316,438 and 5,816,438, respectively of shares outstanding.

On December 27, 2014, the board of directors of the company approved a 50 to 1 reverse split of the common stock to be effective March 9, 2015. As a result, the number of authorized shares was 6,000,000 on March 9, 2015. On April 9, 2015 the number of authorized common shares was changed from 6,000,000 to 300,000,000.

Preferred Stock

The Articles of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). The Preferred Stock is not publicly traded. As of December 31, 2015 and 2014, there were 440,500 and 440,500, respectively of preferred shares outstanding.

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

Eligibility

The Company’s officers, employees, directors and consultants of U.S. Rare Earth Minerals, Inc. are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

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

Awards

For the calendar years ending December 31, 2015 and 2014, no awards had been made under the 2010 Plan to pay for services rendered to the Company in lieu of cash. These awards are made when the Company does not have sufficient cash to pay for the services provided to the Company.

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

The Company filed a registration statement on April 13, 2013 with the Securities and Exchange Commission to register 30,000,000 additional shares to be available to be issued from the 2010 Plan. As a result of prior issuances and the 1 for 50 reverse split on March 9, 2015 we now have only 49,600 shares in the plan.

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

Recent Sales of Unregistered Securities

During 2015, 6,500,000 unregistered restricted shares were issued for the payment for goods and services and compensation to the Board of Directors.

Issuer Purchases of Equity Securities

None.

OTHER INFORMATION

On October 26, 2009, U.S. Rare Earth Minerals, Inc. (USMN) (formerly known as U.S. Natural Nutrients and Minerals, Inc., a Nevada corporation (entered into an Agreement with M Strata, LLC, a Nevada limited liability company and related party (“M Strata”) (“M Strata Agreement”), whereby M Strata granted to USMN permission and consent to mine the certain mineral products (the “Product”) from certain mining claims owned or controlled by M Strata located in Panaca, Nevada. Pursuant to the terms of the M Strata Agreement, M Strata designated which claims may be mined and USMN had the right to mine the Product and remove the Product from the mining claims so designated.

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

On December 9, 2013, the Company and M Strata renegotiated the M Strata Agreement dated October 26, 2009. The Company and M Strata entered into the First Amended and Restated Mining Agreement effective as of November 1, 2013 (Amended M Strata Agreement). The Amended M Strata Agreement relieved the Company of its contractual obligation to purchase a minimum annual amount of 40,000 tons of product. The amended M Strata Agreement, amends and substantially modifies the terms of the October 26, 2009 Agreement. At the time of the execution of the Amended M Strata Agreement, the Company owed M Strata $606.000 for Product. As part of the agreements between the Company and M Strata, M Strata agreed to accept 400,000 shares of $1, 6% Cumulative Preferred Stock in satisfaction of $400,000 of the Company’s obligation to it and to cancel the remaining $206,000 of the amount owed.

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

On October 1, 2015 the Company moved it’s executive office from 6460 Medical Center Street, Suite 230, Las Vegas, NV 89148 to 46113 Bradford Court, Reno, Nevada 89519.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the year ended December 31, 2015 and December 31, 2014. The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

	Year ended
	December 31,	December 31,
	2015	2014	$ Change	% Change

Revenues	$255,822	$275,616	$(19,794)	-7%
Cost of sales	135,685	165,977	(30,292)	-18%
Gross profit	120,137	109,639	10,498	10%
General and administrative expenses	2,212,466	1,390,340	822,126	59%
Operating Loss	$(2,100,129)	$(1,346,900)	$(753,229)	56%

During the year ended December 31, 2015, we incurred expenses of $2,212,466 an increase of 59% from the year ended December 31, 2014. The increase is attributable to stock payment for current and future services. The land lease decreased by $34,754 in the year ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	December 31,	December 31,
	2015	2014	$ Change	% Change

Cash	$3,481	$6,168	$(2,687)	-44%
Accounts payable and accrued expenses	115,059	201,559	(86,500)	-43%
Total current liabilities	251,035	334,735	(83,700)	-25%

As of December 31, 2015, cash totaled $3,481 and for the year ended December 31, 2014, cash decreased by $2,687. This cash position was the result of net cash used in operating activities.

We believe that the level of financial resources is a significant factor for our future development, and accordingly we may choose at any time to raise capital through private debt or equity financing to strengthen our financial position, facilitate growth and provide us with additional flexibility to take advantage of business opportunities. The Company is in the process of an offering of shares of common and preferred stock to be designated by the Company. There is no guarantee that this offering will be completed, and if completed, the specific terms and conditions. We do not have immediate plans to have a public offering of our common stock and there is no guarantee that any such offering would be successful or be completed on terms which are beneficial to the Company.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of December 31, 2015, the Company’s current liabilities exceeded its current assets by $247,554 and it has an accumulated deficit of $13,186,044. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

U.S. RARE EARTH MINERALS, INC.

(formerly known as U.S. NATURAL NUTRIENTS AND MINERALS, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of

U.S. Rare Earth Minerals, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheet of U.S. Rare Earth Minerals, Inc. as of December 31, 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Rare Earth Minerals, Inc. as of December 31, 2015, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that U.S. Rare Earth Minerals, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s income has come from two major clients and there can be no assurance that there will be a continuance in their business, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

Houston, Texas

July 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Stockholders of U.S. Rare Earth Minerals, Inc.

We have audited the accompanying balance sheet of U.S. Rare Earth Minerals Inc. as of December 31, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. U.S. Rare Earth Minerals management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Rare Earth Minerals, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, NJ

April 8, 2015

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$3,481	$6,168
Accounts receivable, net of allowance for doubtful accounts of
Total current assets	3,481	6,168

Property and Equipment, Net of Accumulated Depreciation of $238,738 and $183,958 respectively	52,335	107,115

Total assets	$55,816	$113,283

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$91,056	$201,559
Accounts payable- related party	24,003	-
Accrued interest	25,976	23,176
10% Series A Senior (non subordinated) debentures	5,000	5,000
Loan payable	25,000	25,000
Notes Payable	80,000	80,000
Total current liabilities and total liabilities	251,035	334,735

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock: $0.001 par value; 300,000,000 authorized, 12,316,438 and 5,816,438 shares issued and outstanding as of December 31, 2015 and 2014, respectively	12,316	5,816
Class A Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of December 31, 2015 and 2014	441	441
Additional paid in capital	12,978,068	10,858,206
Accumulated deficit	(13,186,044)	(11,085,915)
Total stockholders' equity (deficit)	(195,219)	221,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$55,816	$113,283

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2015	2014

REVENUES	$255,822	$275,616
Cost of goods sold	135,685	165,977
Gross Profit	120,137	109,639

General, selling and administrative expenses	2,212,466	1,390,340
Total operating expenses	2,212,466	1,390,340

Operating Loss	(2,092,329)	(1,280,701)

Other income (expense):
Bad debt expense	-	(63,399)
Interest expense	(7,800)	(7,800)
Settlement of debentures, notes payable and accrued interest	-	5,000
Total other income (expense)	(7,800)	(66,199)

Loss before provision for income taxes	(2,100,129)	(1,346,900)

Provision for income taxes	-	-

Net Loss	$(2,100,129)	$(1,346,900)

Net loss per common share - basic and diluted	$(0.21)	$(0.30)

Weighted average of common shares outstanding	10,082,191	4,452,876

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 2015 and 2014

					Additional
	Common Stock		Preferred Stock		Paid In Capital		Accumulated
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Total
Balance January 1, 2014	3,877,123	3,877	440,500	441	9,370,086	440,059	(9,739,015)	75,448

Return of stock for non-performance of services	(160,685)	(161)			161		-

Issuance of stock for services	2,100,000	2,100	-	-	1,047,900	-	-	1,050,000

Net loss	-	-	-	-	-	-	(1,346,900)	(1,346,900)

Balance December 31, 2014	5,816,438	$5,816	440,500	$441	$10,418,147	$440,059	$(11,085,915)	$(221,452)

Issuance of stock for services	6,500,000	6,500	-	-	1,883,500	-	-	1,890,000

APIC from AP Settlement					236,362			236,362

Net loss							(2,100,129)	(2,100,129)

Balance December 31, 2015	$12,316,438	$12,316	440,500	$441	$12,538,009	$440,059	$(13,186,044)	$(195,219)

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2015	2014
Cash Flows From Operating Activities:
Net Loss	$(2,100,129)	$(1,346,900)
Adjustments to reconcile net loss to net cash provided by operations:
Bad debt expense	-	63,399
Depreciation	54,780	58,191
Stock for services	1,890,000	1,050,000
Settlement of debentures, notes payable and accrued interest	-	(5,000)
Changes in assets and liabilities:
Decrease accounts receivable	-	(5,071)
Decrease inventory	-	14,114
Decrease accounts payable and accrued expenses	128,659	167,447
Increase accounts payable – related party	24,003
Decrease customer deposits	-	(12,501)
Net cash operating activities	(2,687)	(16,321)

Cash Flows From Financing Activities:
Accrued interest		7,800
Issuance of notes payable	5,675	-
Repayment of notes payable	(5,675)	(6,000)

Net cash provided by financing activities	-	1,800

Net decrease in cash	(2,687)	(14,521)

Cash, beginning of period	6,168	20,689
Cash, end of period	$3,481	$6,168

Cash paid for:
Interest	$5,000	$-
Supplemental schedule of non-cash activities:
Settlement of Account Payable – related party	$236,362	$-

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has an accumulated deficit of $13,186,044 and a working capital deficiency of $247,554 as of December 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

During 2015, at various times, an aggregate of 6,500,000 shares of common stock were issued in exchange for services. 6,000,000 shares, valued at $0.29 per share were issued to Board members and 500,000 shares were issued with a value of $0.30 per share to a consultant.

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

As of December 31, 2015 and 2014, there were 12,316,438 and 5,816,438 shares of common stock issued and outstanding, respectively.

NOTE 5. NOTES AND DEBENTURES PAYABLE

As of December 31, 2015, the Company had one debenture of $5,000 outstanding.

In 2009 the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes. Said notes are in default.

At December 31, 2015, the Company has recorded accrued interest of $10,398 related to the notes and debentures payable which is included in the $25,976 accrued interest balance on the balance sheet. A $5,000 payment of accrued interest was made in 2015.

NOTE 6. LOAN PAYABLE

We have two short-term loans totaling $25,000 at December 31, 2015. These loans were due in 2012 and as of December 31, 2015, are in default. These notes are accruing interest at a rate of 10% per annum. At December 31, 2015, the Company has recorded accrued interest of $15,578 related to the loans payable which is included in the $25,976 accrued interest balance on the balance sheet.

NOTE 7.  INCOME TAXES

The components of the Company’s deferred tax asset are as follows as of December 31, 2015:

	December 31, 2015	December 31, 2014
Net operating loss carry forward at 35%	$4,615,115	$3,880,070
Valuation allowance	-4,615,115	-3,880,070
Net deferred tax allowance	$-	$-

Deferred tax asset consists of accumulated net operating losses of approximately $13,186,000 and $11,086,000 as of December 31, 2015 and 2014, respectively, which expire between 2033 and 2035

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
US Statutory rate	35%	35%
Valuation allowance	-35%	-35%
Income tax provision	-	-

The Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. At December 31, 2015, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

The Company files income tax returns in the United States.  The Company will file its U.S. federal return for the year ended December 31, 2015 in 2016. Once filed, the 2015 U.S. federal return and those for 2014 and 2013 will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

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

As of September 30, 2015, in consideration of past stock issued to M. Strata, M. Strata forgave $236,362 of the balance owed by the Company relating to 2015, 2014, and December, 2013 land lease expenses

As of June 30, 2015, 2014 and December, 2013, the Company owed M. Strata $51,033, $174,529 and $10,800, respectively.

In 2015, the Company’s four directors each received 1,500,000 shares of the company’s common stock for past and future services. At the time of issuance, each Director held a minimum of 10% of the outstanding common stock. Refer to Item 12 herein for actual percentages each Director holds.

On April 21, 2016 the Company issued 800,000 shares of common stock to Dave Quincy Farber for a payable owed him in  the amount of $24,003.

NOTE 9. CONCENTRATION

The Company  has concentrated sales as follows:

	% of Sales
	2015	2014

Customer #1	0%	26%
Customer #2	58%	35%
Customer #3	28%	0%
Customer #4	0%	24%

The Company has significant concentration of purchases from M&M Ag Supply for the year ended December 31, 2015.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company rents office space at 4613 Bradford Court, Reno, Nevada 89519 from it’s President, Michael Herod at no cost.

The Company has been advised by the Bureau of Land Management that it must prepare and submit an amended plan of remediation for Eagle 4 and related areas where mining and related activities are being conducted and also will be required to submit an environmental assessment as well which will interrupt mining activities. The amended plan of remediation to be submitted may result in increasing the amount of the bond presently posted by the Company.  In addition, the Company has been advised by the BLM that it owes the BLM for materials removed from the mine site in prior years.  The amounts have not been determined.  The Company and the BLM are waiting also for the Army Corps of Engineers to determine if a drainage ditch adjacent to the mine site is a stream, which is regulated by them.  As of December 31, 2015 no determination has been made by the Army Corps of Engineers.

NOTE 11. SUBSEQUENT EVENTS

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

15,850,000 shares of common stock were issued subsequent to December 31, 2015. 13,350,000 shares were issued to various individuals for past and future services and certain debt reduction. 2,500,000 shares were sold to investors.

Larry Bonafide resigned as Secretary and Treasurer effective as of February 29, 2016. Mr. Bonafide remains Chairman. The Board of Directors appointed Donita R. Kendig, a current director of the Company, as Secretary/Treasurer and Chief Financial Officer effective as of February 29, 2016.

On February 29, 2016, the Board of Directors of the Company elected Daniel Potente a Director of the Company. Refer to March 3, 2016 Form 8-K.

On May 16, 2016, the Board of Directors of the Company elected D. Quincy Farber a Director of the Company. Refer to May 17, 2016 Form 8-K.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures may not be effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of segregation of duty, insufficient personnel with accounting knowledge, lack of audit committee and insufficient record keeping.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

Management believes that the appointment of two more outside directors, who shall be appointed to a fully-functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.  These two directors, Daniel Potente and Quincy Farber were appointed in February and May 2016 respectively.  As the company continues to grow, Management will hire additional, experienced accounting personnel.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2016.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2016.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 13, 2015, U.S. Rare Earth Minerals, Inc., (the “Company”) changed its Certifying Accountants from its current auditors, Paritz and Company (”Paritz”) to new certifying accountants Malone Bailey, LLP, Certified Public Accountants, (“Malone Bailey”) with offices at 9801 Westheim Drive, Suite 1100, Houston, Texas. Malone Bailey also has offices in New York City and two offices in China. Malone Bailey’s fees for auditing the Company were determined to be substantially less than those previously charged by the Company’s prior auditors and Malone Bailey has great experience in auditing small companies. The Company is unaware of any disagreements with its prior auditors on any audit matters.

On October 1, 2015 the Company moved it’s executive office from 6460 Medical Center Street, Suite 230, Las Vegas, NV 89148 to 46113 Bradford Court, Reno, Nevada 89519.

The Company’s President, Michael Herod continues an on going dialogue with the Bureau of Land Management and hopes to reach an agreement over an alleged water diversion on U.S. Rare Earth Minerals, Inc. Panaca, NV mine site. It is hoped that the Army Corps of Engineer’s will soon visit the site and render a decision.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of our directors and executive officers, their ages, all positions and offices that they held with us, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position

Larry Bonafide	70	Chairman of the Board and Director
Donita R. Kendig	79	Secretary/Treasurer, Chief Financial Officer and Director
Michael Herod	67	President and Director
David Lee	68	Director
Daniel Potente	60	Director
Dave Quincy Farber	38	Director

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

Donita R Kendig (79) attended the University of Nebraska & the University of Arizona and started her career as an accountant. She managed the multiple office Los Angeles firm of Kendig, Stockwell & Gleason (a Professional Law Corporation) for 11 years. Later, she then applied her management skills to turn around the busy Sunset Plaza, Los Angeles restaurant, “Le Petit Four” from a money loser to a multi-million dollar success. Since 1992 she has enjoyed tremendous success as a Professional Artist producing sought after works throughout the world. For 8 years her works were represented by Richard danskin Gallery, El Paseo, Palm Desert, California. Her management and merchandising skills are evidenced by giclee print sales, websites and licensed images. She operates the following websites: www.donikendig.com and www.jewelsnart.com

Michael Herod (67) is a Vietnam Veteran and a successful businessman.  In 1970, he founded Herod Oil which owned producing oil wells in southern California and in Saudi Arabia.  The company successfully sold its wells and liquidated its holdings.  In 1980, Mr. Herod founded Herod Livestock Company, a beef cattle producing company.  Herod Livestock developed large herds of cattle in California.  The company expanded its operations to include larger herds of cattle and also cow-calf operations, yearlings and feedlot cattle operations as well.  By mid-1990s, Herod Livestock was operating in three states, California, Nevada and Idaho.  The livestock business was sold at the end of the 1990’s.  In early 2000, H & J Feed Company was created which owned an animal feed business in northern California and also conducted hay brokering as well.  H & J Feed opened a large retail store in Reno, Nevada.  H & J Feed began selling Excelerite in the store in bulk and became a major distributor of Excelerite nationwide.

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

Daniel Potente (60) founded Artline Wholesalers, Inc. (http://www.artlinegroup.com/) in 1978 now Artlinegroup. (http://www.artlinewholesalers.com/) is one of the top companies in the field of Art and Hospitality (winning the BDNY Design Award for 2014 and 2015) and GSA Contracts. They have contracts from the General Services Administration for interiors/furnishings of VA facilities, hospitals and rehab facilities ranging from refurbishing to total interiors in new structures. Over the last 20 years, Artline has expanded its scope to Shopping Malls, Hotels, Restaurants and Trade Shows. Clients include Hilton (HLT) and Best Western Hotels.

Mr. Potente is an entrepreneur of the first order residing in Long Island, New York.  He has always been a conservationist and interested in the environment.  He is an enthusiastic believer in Excelerite's® applications in agricultural, animal and human supplements and cosmetic/spa use.

Mr. Potente is a graduate of Farmingdale State College, Long Island, NY. He conducts lectures and classes in Sales and Marketing to his staff as well as marketing major students at a NY University.

Mr. Potente is also an avid sportsman, environmentalist, health enthusiast and self improvement devotee. He competes in triathlons and other athletic events, breeds & raises peafowl, maintains a Bird Sanctuary and is the current President of the United Peafowl Association.

He has traveled extensively in Africa, encouraging and financing local small businesses and has visited every continent but Antarctica, which is planned for 2016.

Dave Quincy Farber (38), is owner of Quincy Bag Company, Inc. in Dubuque, IA (www.quincybag.com). Quincy Bag Company Inc. supplies new & reconditioned FIBCs (bulk bags), woven polypropylene, multi-wall paper, BOPP, burlap, and sandbags to companies in various industries from agriculture and manufacturing to home and garden. He attended University of Dubuque majoring in Aviation. After a short stint in the family business, his entrepreneurial spirit surged to the forefront, as he founded Quincy Bag Company and built it from the ground up. The business is thriving and growing each year. It now has several satellite warehouses and15 employees. His true passion is to invest in people and businesses that started out like he did. He values the small farms that he supplies bags to as much as the large corporations he does business with.

Michael Herod was appointed to the Board of Directors on June 16, 2014.

Larry Bonafide was appointed to the Board of Directors on February 10, 2014.

David Lee was appointed to the Board of Directors on March 24, 2014.

Donita R. Kendig was appointed to the Board of Directors on May 5, 2015.

Daniel Potente was appointed to the Board of Directors on February 29, 2016

Dave Quincy Farber was appointed to the Board of Directors on May 12, 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any salary and none is due or payable. We currently have no formal written salary arrangement with any of our officers or directors. Notwithstanding, any or all of our officers and /or directors may receive a salary or other compensation for services that they provide to the Company in the future.  No retirement, pension, profit sharing or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees. The Company did adopt its 2010 Employee, Director and Consultant Stock Plan in January 2010. (see Item 5, above).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2015 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2015 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)

Common Stock $0.001 par value	Lawrence W. Bonafide 46113 Bradford Ct. Reno, NV 89519	Director	2,000,021	16.24

Common Stock $0.001 par value	Donita R. Kendig 46113 Bradford Ct. Reno, NV 89519	Chief Financial Officer and Director	1,500,000	12.18

Common Stock $0.001 par value	Michael Herod 46113 Bradford Ct. Reno, NV 89519	President and Director	1,999,999	16.24

Common Stock $0.001 par value	David Lee 46113 Bradford Ct. Reno, NV 89519	Director	1,602,000	13.01

	All officers and directors as a group		7,102,020	57.67

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

(2)	Based on 12,316,438 shares of our Common Stock outstanding as of December 31, 2015.

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

On April 21, 2016 the Company issued 800,000 shares of common stock to Dave Quincy Farber for a payable owed him in the amount of $24,003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Malone Bailey LLC, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2015 and review of our interim financial statements for the first, second and third quarters of 2015 was approximately $28,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2014 and review of our interim financial statements for the first, second and third quarters of 2014 was approximately $64,000.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2015 and 2014 were approximately

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

Report of Malone Bailey LLC, Independent Registered Certified Public Accounting Firm

Balance Sheets as of December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statements of Stockholders’ Deficit for the year ended December 31, 2015 and 2014 (audited)

Statement of Cash Flows for the years ended December 31, 2015 and 2014

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

U.S. Rare Earth Minerals, Inc.
(Registrant)

By:	/s/ Michael Herod
Name:	Michael Herod
Title:	President and Director

Dated:	July 22, 2016

By:	/s/ Donita Kendig
Name:	Donita Kendig
Title:	Chief Financial Officer and Director

Dated:	July 22, 2016

