Form 10-Q
period 2016-03-31
U.S. RARE EARTH MINERALS, INC
filed 2016-08-12
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2016

Commission File Number: 333-154912

U.S. Rare Earth Minerals, Inc

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4631 Bradford Court Reno, NV	89519
(Address of principal executive offices)	(Zip code)

(800) 920-7507

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 28,166,438 shares of common stock outstanding as of August 11, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$9,448	$3,481
Total current assets	9,448	3,481

Property and Equipment, Net of Accumulated Depreciation of $250,331 and $238,738, respectively	40,742	52,335

Total assets	$50,190	$55,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$114,521	$91,056
Accounts payable – related party	24,003	24,003
10% Series A Senior (non subordinated) debentures	5,000	5,000
Loans payable	25,000	25,000
Notes payable	80,000	80,000
Accrued interest	27,926	25,976
Total current liabilities	276,450	251,035

Total liabilities	276,450	251,035

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 300,000,000 authorized, 24,066,438 and 12,316,438 shares issued and outstanding as of March 31, 2016 and December 31, 2015	24,066	12,316
Preferred stock: $0.001 par value; 50.000,000 authorized, 440,500 shares issued and outstanding as of March 31, 2016 and December 31, 2015	441	441
Additional paid in capital	13,390,318	12,978,068
Accumulated deficit	(13,641,085)	(13,186,044)
Total stockholders' deficit	(226,260)	(195,219)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,190	$55,816

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

REVENUES	$31,525	$62,490
Cost of goods sold	16,806	14,548
Gross Profit	14,719	47,942

OPERATING EXPENSES:
General, selling and administrative expenses	467,810	85,151
Total operating expenses	(467,810)	85,151

Operating Income (Loss)	(453,091)	(37,209)

Other income (expense):
Other income	-	75
Interest expense	(1,950)	(1,923)
Total other expense	(1,950)	(1,848)

Net Income (Loss) before provision for income taxes	(455,041)	(39,057)

Net Income (Loss)	$(455,041)	$(39,057)

Net Income (Loss) per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average of common shares outstanding	19,890,614	5,816,438

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(455,041)	$(39,057)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	11,593	14,547
Stock for services	399,000	-
Changes in assets and liabilities:
Increase in accounts receivable	-	(2,317)
Increase in accounts payable and accrued expenses	23,465	21,466
Increase in accrued interest	1,950	1,923
Net cash used in operating activities	(19,033)	(3,438)

Cash Flows From Financing Activities:
Shares issued for cash	25,000	-
Net cash provided by financing activities	25,000	-

Net increase (decrease) in cash	5,967	(3,438)
Cash, beginning of period	3,481	6,168
Cash, end of period	$9,448	$2,730

Cash paid for:
Interest	$-	$-

See accompanying notes to the unaudited financial statements

US. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of March 31, 2016 and the three months ended March 31, 2016 and 2015 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2016.

U.S. Rare Earth Minerals, Inc. was incorporated in the state of Nevada on September 9, 2008.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $267,002 as of March 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

On January 20, 2016, the Company granted 6,000,000 shares to three board members – 2,000,000 shares each - for past and future services to be provided. These shares are granted as fully vested, but are restricted from sale or transfer for three years. The fair value of these shares is $0.041 per share based on the stock price; thus $246,000 was recognized as stock based compensation.

On January 20, 2016, the Company granted 3,000,000 shares to two consultants – 1,500,000 shares each - for past and future services to be provided. These shares are granted as fully vested. The fair value of these shares is $0.041 per share based on the stock price; thus $123,000 was recognized as stock based compensation.

On February 29, 2016, 1,500,000 shares of common stock were issued to another Director for services to be rendered to the Company during the next three years. These 1,500,000 shares are to be issued as fully vested but with an additional legend restricting the sale or transfer of said shares for three years from date of issue. The fair value of these shares is $0.02 per share based on the stock price; thus $30,000 was recognized as stock based compensation.

On March 28, 2016, the Company sold 1,125,000 and 125,000 shares to two individual investors for $22,500 and $2,500 respectfully.

There were 24,066,438  shares of common stock outstanding as of March 31, 2016.

NOTE 3. Notes and Debentures Payable

As of March 31, 2016, the Company had one debenture of $5,000 outstanding.

In 2009 the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes. Said notes are in default.

At March 31, 2016, the Company has recorded accrued interest of $1,950 related to the notes and debentures payable which is included in the $27,926  accrued interest balance on the balance sheet.

Note 4. Loans Payable

We have two short-term loans totaling $25,000 at March 31, 2016. These loans were due in 2012 and as of March 31, 2016, are in default. These notes are accruing interest at a rate of 10% per annum. At March 31, 2016, the Company has recorded accrued interest of $16,203 related to the loans payable which is included in the $27,926 accrued interest balance on the balance sheet.

Note 5. Related Party Transactions

On January 20 2016, the Company granted 6,000,000 shares to three board members – 2,000,000 shares each - for past and future services to be provided. These shares are granted as fully vested, but are restricted from sale or transfer for three years. The fair value of these shares is $0.041 per share based on the stock price; thus $246,000 was recognized as stock based compensation.

On February 29, 2016, 1,500,000 shares of common stock were issued to another Director for services to be rendered to the Company during the next three years. These 1,500,000 shares are to be issued as fully vested but with an additional legend restricting the sale or transfer of said shares for three years from date of issue. The fair value of these shares is $0.02 per share based on the stock price; thus $30,000 was recognized as stock based compensation.

Note 6. Subsequent Events

On April 21, 2016 the Company issued 800,000 shares of common stock to Dave Quincy Farber for a payable owed him in the amount of $24,003.

On May 16, 2016, the Board of Directors of the Company elected D. Quincy Farber a Director of the Company. Refer to May 17, 2016 Form 8-K.

On May 12, 2016, 1,500,000 shares were issued to another Director for services to be rendered to the Company during the next three years. Also, on that date, 200,000 and 350,000 shares were issued to two consultants. These 2,050,000 shares are to be issued as fully paid but with an additional legend restricting the sale or transfer of said shares for three years from date of issue. The fair value of these shares is $0.054  per share based on the stock price; thus $110,700  was recognized as stock based compensation.

The Board of Directors, on July 23, 2016, accepted the resignation of President and Director Michael Herod. Refer to July 26, 2016 Form 8-K.

On July 23, 2016 the Board of Directors elected D. Quincy Farber, President and CEO of the Company. Refer to July 26, 2016 Form 8-K.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three months ended March 31, 2016 and 2015.

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2015.

	Three Months Ended
	March 31,	March 31,
	2016	2015	$ Change	% Change

Revenues	$31,525	$62,490	$(30,965)	(50)%
Cost of sales	16,806	14,548	2,258	16%
Gross profit	14,719	47,942	(33,223)	(69)%
Operating expenses	467,810	85,151	382,659	449%
Operating income (loss)	$(453,091)	$(37,209)	$(415,882)	1118%

The variance in the operating loss was primarily due to shares issued for services for an increase of operating expenses of $382,660 when comparing the three month period ended March 31, 2016 to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	December 31,
	2016	2015	$ Change	% Change

Cash	$9,448	$3,481	$5,967	171%
Accounts payable and accrued expenses	138,524	115,059	23,465	20%
Total current liabilities	276,450	251,035	25,415	10%

The variance in accounts payable and accrued expenses is primarily due to the accrual of land lease expenses and an increase in operating expense payables.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has added Directors. We are proceeding to the production of the Excelerite retail products, including a new website with e-commerce capability. We will need to raise funds to implement our business plan and continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2016. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016.

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

U.S. Rare Earth Minerals, Inc

Dated: August 11, 2016
	By	/s/ D. Quincy Farber
D. Quincy Farber
Chief Executive Officer, President and Director

Dated: August 11, 2016
	By	/s/ Donita R. Kendig
Donita R. Kendig
Chief Financial Officer, Secretary-Treasurer and Director

