Form 10-Q
period 2016-06-30
U.S. RARE EARTH MINERALS, INC
filed 2016-08-22
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2016

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

There were 28,166,438 shares of common stock outstanding as of August 22, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$22,710	$3,481
Total current assets	22,710	3,481

Property and Equipment, Net of Accumulated Depreciation of $257,212 and $238,738, respectively	33,861	52,335

Total assets	$56,571	$55,816

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$128,579	$91,056
Accounts payable – related party	-	24,003
10% Series A Senior (non subordinated) debentures	5,000	5,000
Loans payable	25,000	25,000
Notes payable	80,000	80,000
Accrued interest	29,876	25,976
Total current liabilities	268,455	251,035

Total liabilities	268,455	251,035

STOCKHOLDERS' DEFICIT:
Common stock: $0.001 par value; 300,000,000 authorized, 28,166,438 and 12,316,438 shares issued and outstanding as of June 30, 2016 and December 31, 2015	28,166	12,316
Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of June 30, 2016 and December 31, 2015	441	441
Additional paid in capital	13,563,598	12,978,068
Accumulated deficit	(13,804,089)	(13,186,044)
Total stockholders' deficit	(211,884)	(195,219)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,571	$55,816

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

REVENUES	$55,630	$59,400	$87,155	$121,890
Cost of goods sold	18,829	14,724	35,635	29,272
Gross Profit	36,801	44,676	51,520	92,618

OPERATING EXPENSES:
General, selling and administrative expenses	180,178	1,958,736	647,988	2,043,887
Total operating expenses	180,178	1,958,736	647,988	2,043,887

Operating Income (Loss)	(143,377)	(1,914,060)	(596,468)	(1,951,269)

Other income (expense):
Other income	-	-	-	75
Loss on Settlement of Accounts Payable	(17,677)	-	(17,677)	-
Interest expense	(1,950)	(1,945)	(3,900)	(3,868)
Total other expense	(19,627)	(1,945)	(21,577)	(3,793)

Net Income (Loss)	$(163,004)	$(1,916,005)	$(618,045)	$(1,955,062)

Net Income (Loss) per common share-basic and diluted	$(0.01)	$(0.20)	$(0.03)	$(0.25)

Weighted average of common shares outstanding	26,760,943	9,783,471	23,325,779	7,810,913

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(618,045)	$(1,955,062)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	18,474	29,095
Stock for services	509,700	1,890,000
Loss on Settlement of Accounts Payable	17,677
Changes in assets and liabilities:
Increase in accounts receivable	-	(40,342)
Decrease in accounts payable and accrued expenses	37,523	61,374
Increase in accrued interest	3,900	3,868
Net cash used in operating activities	(30,771)	(11,067)

Cash Flows From Financing Activities:
Proceeds from issuance of loans payable	-	7,175
Repayment of loans payable- related party	-	(1,500)
Shares issued for cash	50,000	-
Net cash provided by financing activities	50,000	5,675

Net increase (decrease) in cash	19,229	(5,392)
Cash, beginning of period	3,481	6,168
Cash, end of period	$22,710	$776

Cash paid for:
Interest	$-	$-

Supplemental schedule of non cash activities:
Settlement of Accounts Payable – related party	$24,003	-

See accompanying notes to the unaudited financial statements

US. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of June 30, 2016 and the six months ended June 30, 2016 and 2015 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $245,745 as of June 30, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

In March 2016, the Company sold 1,125,000 and 125,000 shares to two individual investors for $22,500 and $2,500 respectfully.

On April 14, 2016, the Company issued 1,250,000 shares to an investor for $0.02 per share for a total consideration of $25,000.

On April 21, 2016, the Company issued 800,000 shares of common stock to a vendor for settlement of a payable owed to him in the amount of $24,003. The fair value of these shares is .05 per share, based on the stock price. As a result, the Company recognized a loss on settlement of accounts payable in the amount of $17,677. On May 16, 2016, he was elected a Director of the company.

On May 12, 2016, 1,500,000 shares were issued to a Board member and 200,000 shares and 350,000 shares respectfully to two consultants for past and future services to be provided. These shares are granted as fully paid, but are restricted from sale or transfer for three years. The fair value of these shares is $0.054 per share based on the stock price; thus $110,700 was recognized as stock based compensation.

There were 28,166,438 shares of common stock outstanding as of June 30, 2016.

NOTE 3. Notes and Debentures Payable

As of June 30, 2016, the Company had one debenture of $5,000 outstanding.

In 2009 the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes. Said notes are in default.

At June 30, 2016, the Company has recorded accrued interest of $13,048 related to the notes and debentures payable which is included in the $29,876 accrued interest balance on the balance sheet.

Note 4. Loans Payable

We have two short-term loans totaling $25,000 at June 30, 2016. These loans were due in 2012 and as of June 30, 2016, are in default. These notes are accruing interest at a rate of 10% per annum. At June 30, 2016, the Company has recorded accrued interest of $16,828 related to the loans payable which is included in the $29,876 accrued interest balance on the balance sheet.

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

On April 21, 2016, the Company issued 800,000 shares of common stock to a vendor for settlement of a payable in the amount of $24,003. The fair market value of these shares is $.05 per share based on the stock price, creating an inadvertent overpayment of $17,677. This vendor was elected a Director of the company on May 16, 2016.

On May 12, 2016, 1,500,000 shares were issued to a Director for services to be rendered to the Company during the next three years. These shares are to be issued as fully paid but with an additional legend restricting the sale or transfer of said shares for three years from date of issue. The fair value of these shares is $0.054 per share based on the stock price; thus $81,000 was recognized as stock based compensation.

Note 6. Subsequent Events

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three and six months ended June 30, 2016 and 2015.

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015.

	Three Months Ended
	June 30,	June 30,
	2016	2015	$ Change	% Change

Revenues	$55,630	$59,400	$(3,770)	(6)%
Cost of sales	18,829	14,724	4,105	28%
Gross profit	36,801	44,676	(7,875)	(18)%
Operating expenses	180,178	1,958,736	(1,778,558)	(91)%
Operating income (loss)	$(143,377)	$(1,914,060)	$(1,770,683)	(93)%

The variance in the operating loss was primarily due to shares issued for services in 2015 for a decrease of operating expenses of $(1,778,558) when comparing the three month period ended June 30, 2016 to the same period last year.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE MONTHS ENDED JUNE 30, 2015.

	Six Months Ended
	June 30,	June 30,
	2016	2015	$ Change	% Change

Revenues	$87,155	$121,890	$(34,735)	(28)%
Cost of sales	35,635	29,272	6,363	22%
Gross profit	51,520	92,618	(41,098)	(44)%
Operating expenses	647,988	2,043,887	(1,395,899)	(68)%
Operating income (loss)	$(596,468)	$(1,951,269)	$1,354,801	(69)%

The variance in the operating loss was primarily due to shares issued for services in 2015 for a decrease of operating expenses of $(1,395,899) when comparing the six month period ended June 30, 2016 to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	June 30,	December 31,
	2016	2015	$ Change	% Change

Cash	$22,710	$3,481	$19,229	552%
Accounts payable and accrued expenses	128,579	115,059	13,520	12%
Total current liabilities	268,455	251,035	17,420	7%

The variance in accounts payable and accrued expenses is primarily due to the accrual of land lease expenses and an increase in operating expense payables.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has added Directors. We are proceeding to the production of the EXCELERITE® retail products, including a new website with e-commerce capability. We will need to raise funds to implement our business plan and continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2016. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

 PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

U.S. Rare Earth Minerals, Inc

Dated: August 22, 2016	By	/s/ D. Quincy Farber
D. Quincy Farber
Chief Executive Officer, President and Director

Dated: August 22, 2016	By	/s/ Donita R. Kendig
Donita R. Kendig
Chief Financial Officer, Secretary-Treasurer and Director

