Form 10-K/A
period 2015-12-31
U.S. RARE EARTH MINERALS, INC
filed 2016-09-20
CIK 1445815

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

EXPLANATORY NOTE

The purpose of this amendment to our Annual Report on Form 10-K  for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission on July 22, 2016 is in response to an SEC Comment Letter dated September 9, 2016 directing our attention to mistakes made in our filing. Section 302 and 906 certifications from previous filings were mistakenly inserted as Exhibits 31 and 32. Also, Item 9A. Internal Control over Financial reporting required revisions.

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

On February 29, 2016, the Board of Directors of the Company elected Daniel Potente a Director of the Company. Refer to March 3, 2016 Form 8-K.

On May 16, 2016, the Board of Directors of the Company elected D. Quincy Farber a Director of the Company. Refer to May 17, 2016 Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matter involving internal controls and procedures that our management considered may be a material weakness under the standards of the COSO was the lack of segregation of duty, insufficient personnel with accounting knowledge, lack of audit committee and insufficient record keeping.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our company’s Principal Executive Officer and Principal Financial Officer concluded that our company’s disclosure controls and procedures are not effective due to the material weaknesses described below. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Principal Executive Officer, to allow timely decisions regarding required disclosure.

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

U.S. Rare Earth Minerals, Inc.
(Registrant)

By:	/s/ D. Quincy Farber
Name:	D. Quincy Farber
Title:	Chief Executive Officer, President and Director

Dated:	September 20, 2016

By:	/s/ Donita Kendig
Name:	Donita Kendig
Title:	Chief Financial Officer and Director

Dated:	September 20, 2016

