Form 10-Q/A
period 2016-06-30
U.S. RARE EARTH MINERALS, INC
filed 2016-09-20
CIK 1445815

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, originally filed with the Securities and Exchange Commission on August 12, 2016, is in response to an SEC Comment Letter dated September 9, 2016 directing our attention to mistakes made in our filing. A Section 906 certification from a previous filing was mistakenly inserted as Exhibit 32.

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

