Form 10-Q
period 2016-09-30
U.S. RARE EARTH MINERALS, INC
filed 2016-12-09
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2016

Commission File Number: 333-154912

U.S. Rare Earth Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23 South 6th, Panaca, NV	89042
(Address of principal executive offices)	(Zip code)

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

There were 31,166,438 shares of common stock outstanding as of December 8, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS:
Cash	$18,773	$3,481
Accounts Receivable	30,240	-
Inventory	3,642	-
Total current assets	$52,655	$3,481

Property and Equipment, Net of Accumulated Depreciation of $261,899 and $238,738, respectively	29,174	52,335

Total assets	$81,829	$ 55,816 55

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$60,706	$91,056
Accounts payable – related party	140,171	24,003
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Loans payable	25,000	25,000
Notes payable, related party	80,000	80,000
Accrued interest	31,826	25,976
Total current liabilities	342,703	251,035

Total liabilities	342,703	251,035

STOCKHOLDERS’ DEFICIT:
Common stock: $0.001 par value; 300,000,000 authorized, 31,166,438 and 12,316,438 shares issued and outstanding as of September 30, 2016 and December 31, 2015	31,166	12,316
Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of September 30, 2016 and December 31, 2015	441	441
Additional paid in capital	13,725,598	12,978,068
Accumulated deficit	(14,018,079)	(13,186,044)
Total stockholders’ deficit	(260,874)	(195,219)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,829	$55,816

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

REVENUES	$101,140	$110,780	$188,295	$232,6700
Cost of goods sold	38,200	67,792	73,835	107,731
Gross Profit	62,940	42,988	114,460	124,939

OPERATING EXPENSES:
General, selling and administrative expenses	274,980	71,142	922,968	2,104,362
Total operating expenses	274,980	71,142	922,968	2,104,362

Operating Income (Loss)	(212,040)	(28,154)	(808,508)	(1,979,423)

Other income (expense):
Other income	-	-	-	75
Loss on Settlement of Accounts Payable	-	-	(17,677)	-
Interest expense	(1,950)	(1,959)	(5,850)	(5,827)
Total other expense	(1,950)	(1,959)	(23,527)	(5,752)

Net Income (Loss)	$(213,990)	$(30,113)	$(832,035)	$(1,985,175)

Net Income (Loss) per common share-basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.21)

Weighted average of common shares outstanding	29,209,916	12,316,438	25,347,551	9,329,259

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(832,035)	$(1,985,175)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	23,161	43,643
Stock for services	674,700	1,890,000
Loss on Settlement of Accounts Payable	17,677	-
Changes in assets and liabilities:
Increase in accounts receivable	(30,240)	(21,742)
Decrease in accounts payable and accrued expenses	109,821	87,926
Increase in accrued interest	5,850	(4,173)
Increase inventory	(3,642)	-
Net cash used in operating	(34,708)	10,479

Cash Flows From Financing Activities:
Repayment of loans payable		(5,000)
Proceeds from issuance of loans payable	-	7,175
Repayment of loans payable- related party	-	(7,175)
Shares issued for cash	50,000	-
Net cash provided by financing activities	50,000	(5,000)

Net increase (decrease) in cash	15,292	5,479
Cash, beginning of period	3,481	6,168
Cash, end of period	$18,773	$11,647

Cash paid for:
Interest	$-	$10,000

Supplemental schedule of non-cash activities:
Settlement of Accounts Payable – related party	$24,003	(236,362)

See accompanying notes to the unaudited financial statements

US. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of September 30, 2016 and the nine months ended September 30, 2016 and 2015 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

U.S. Rare Earth Minerals, Inc. was incorporated in the state of Nevada on September 9, 2008.

As used in these Notes to the Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to U. S. Rare Earth Minerals, Inc.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $290,048 as of September 30, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

On April 21, 2016, the Company issued 800,000 shares of common stock to a vendor for settlement of a payable owed to him in the amount of $24,003. The fair value of these shares is $0.05 per share, based on the stock price. As a result, the Company recognized a loss on settlement of accounts payable in the amount of $17,677. On May 16, 2016, he was elected a Director of the company.

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

On August 29, 2016, 3,000,000 shares of common stock were issued to a related party. 6,000,000 shares were granted, but only 3,000,000 shares were issued as of September 30, 2016. The shares were valued at 165,000 and recognized as stock based compensation. These shares were refused by the related party and were cancelled by the company in the subsequent period.

There were 31,166,438 shares of common stock outstanding as of September 30, 2016.

NOTE 3. Notes and Debentures Payable

As of September 30, 2016, the Company had one debenture of $5,000 outstanding.

In 2009 the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes. Said notes are in default.

At September 30, 2016, the Company has recorded accrued interest of $14,373 related to the notes and debentures payable which is included in the $31,826 accrued interest balance on the balance sheet.

Note 4. Loans Payable

We have two short-term loans totaling $25,000 at September 30, 2016. These loans were due in 2012 and as of September 30, 2016, are in default. These notes are accruing interest at a rate of 10% per annum. At September 30, 2016, the Company has recorded accrued interest of $17,453 related to the loans payable which is included in the $31,826 accrued interest balance on the balance sheet.

Note 5. Related Party Transactions

In 2009 the Company received funds from a related party of $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holder are in discussions with respect to the payoff of the note. Said note is in default.

On January 20, 2016, the Company granted 6,000,000 shares to three board members, 2,000,000 shares each, for past and future services to be provided. These shares are granted as fully vested, but are restricted from sale or transfer for three years. The fair value of these shares is $0.041 per share based on the stock price; thus $246,000 was recognized as stock based compensation.

On January 20, 2016, the Company granted 1,500,000 shares to one consultant for past and future services to be provided. These shares are granted as fully vested. The fair value of these shares is $0.041 per share based on the stock price; thus $61,500, was recognized as stock based compensation.

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

On August 29, 2016, 3,000,000 shares of common stock were issued to a related party. 6,000,000 shares were granted, but only 3,000,000 shares were issued as of September 30, 2016. The shares were valued at $165,000 and recognized as stock based compensation. These shares were refused by the related party and were cancelled by the company in the subsequent period.

Note 6. Revision of Previously Issued Financial Statements

During the nine months ended September 30, 2016, the Company identified errors in its financial statements for the three and nine months ended September 30, 2015 financial statements. The $236,362 write off of the related party payable balance of $236,362 in September 30, 2015 was accounted for as a gain on accounts payable and was corrected to post to additional paid-in capital.

The Company assessed the effect of the below errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements.

The Company determined that the correction of the cumulative amounts of the errors would be material to its financial statements for the three and nine months ended September 30, 2016. Therefore, the Company revised its previously-issued financial statements for the three and nine months ended September 30, 2015.

All financial information contained in the accompanying notes to these financial statements has been revised to reflect the correction of these errors.

For the nine months ended September 30, 2015 revised income statement, the gain of $236,362 as reported on the September 30, 2015 income statement was changed to zero causing the net loss to change from $1,748,813 as reported on the September 30, 2015 income statement to $832,035 in the revised September 30, 2015 financial statement. For the three months ended September 30, 2015 revised income statement, the gain of $236,362 as reported on the September 30, 2015 income statement was changed to zero causing the net gain of $206,249 as reported on the September 30, 2015 income statement to change to a net loss of $30,113 in the revised September 30, 2015 financial statement. For the nine months ended September 30, 2015 revised cash flow, the net loss of $1,748,813 as reported on September 30, 2015 cash flow was revised to $1,985,175 and the gain of $236,362 was revised to zero.

Note 7. Subsequent Events

6,000,000 shares were granted, only 3,000,000 shares were issued as of September 30, 2016, to a related party. In November 2016, these shares were refused by the related party and were cancelled by the company in the subsequent period.

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

Overview

U.S. Rare Earth Minerals, Inc. (the “Company”), primary focus is on sales and distribution of certain products derived from the Company’s mining activities relating to natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the products. To that end, the company has added one international distributor and two domestic distributors.

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

The Company is marketing its products through various channels including but not limited to direct distribution, sales through third-party distributors and sales through the Company’s website. The Company has also undertaken to develop a network of distributors, both in the United States and internationally. The Company’s directors have been marketing the product to agricultural customers throughout the United States and internationally as well. King Faisal University in Rijahd, Saudi Arabia has just informed us they have arranged for the University’s Agricultural and Veterinary Training Station to test EXCELERITE® on fish, poultry, cucumber and goats. They will also test EXCELERITE® on diseased Date Palm and Palm Oil trees based on the reported rejuvenation of the Palms treated with EXCELERITE® in Colombia.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three and nine months ended September 30, 2016 and 2015.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2015.

	Three Months Ended
	Sept 30,	Sept 30,		%
	2016	2015	$ Change	Change

Revenues	$101,140	$110,780	$(9,640)	(9)%
Cost of sales	38,200	67,792	(29,592)	(44)%
Gross profit	62,940	42,988	19,952	46%
Operating expenses	274,980	71,142	203,838	287%
Operating income (loss)	$(213,990)	$(30,113)	$(183,877)	(611)%

The variance in the operating loss was primarily due to shares issued for settlement of accounts payable in 2015 for an increase of operating expenses of $203,838 when comparing the three month period ended September 30, 2016 to the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2015.

	Nine Months Ended
	Sept 30,	Sept 30,		%
	2016	2015	$ Change	Change

Revenues	$188,295	$232,670	$(44,375)	(19)%
Cost of sales	73,835	107,731	(33,896)	(31)%
Gross profit	114,460	124,939	(10,479)	(8)%
Operating expenses	922,968	2,104,362	(1,181,394)	(56)%
Operating income (loss)	$(832,035)	$(1,985,175)	$1,153,140	(58)%

The variance in the operating loss was primarily due to shares issued for services in 2015 for a decrease of operating expenses of $(1,181,394) when comparing the nine month period ended September 30, 2016 to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	Sept 30,	Dec 31,		%
	2016	2015	$ Change	Change

Cash	$18,773	$3,481	$15,292	439%
Accounts payable and accrued expenses	200,877	115,059	85,818	75%
Total current liabilities	342,703	251,035	91,668	37%

The variance in accounts payable and accrued expenses is primarily due to the decrease in operating expense payables.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2016. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

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

U.S. Rare Earth Minerals, Inc

Dated: December 8, 2016	By	/s/ D. Quincy Farber
D. Quincy Farber
Chief Executive Officer, President and Director

Dated: December 8, 2016	By	/s/ Donita R. Kendig
Donita R. Kendig
Chief Financial Officer, Secretary-Treasurer and Director