Form 10-K
period 2016-12-31
U.S. RARE EARTH MINERALS, INC
filed 2017-03-31
CIK 1445815

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2016

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 333-154912

U.S. RARE EARTH MINERALS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	26-2797630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 South 6th
Panaca, NV	89042
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (800) 920-7507

Former address if changed since last report:

4631 Bradford Court, Reno, Nevada 89519

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒  No

Registrant’s revenues for its most recent fiscal year: $246,495.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,816,351.

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $0.0174 per share for shares of the registrant’s Common Stock on December 31, 2016, the last business day of the registrant’s most recently completed fiscal year as reported by the NASDAQ OMX, was approximately $121,793 In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Employees

As of December 31, 2016, the Company has no employees and the Board of Directors runs the Company for no compensation other than stock awards.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company rents office space at 23 South 6th, Panaca, NV 89042.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock trades over the counter.  As of December 31, 2016 and 2015, there were 28,166,350 and 12,316,438 respectively of shares outstanding.

Preferred Stock

The Articles of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).  The Preferred Stock is not publicly traded. As of December 31, 2016 and 2015, there were 440,500 and 440,500, respectively of preferred shares outstanding.

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

Administration

A designated Administrator, or in the absence of such, our Board of Directors’ Compensation Committee or both, in the sole discretion of our Board, administers the 2010 Plan, which was approved by the Company’s Board of Directors on January 19, 2010. The Board, subject to the provisions of the 2010 Plan, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors must approve all grants of Options and Stock Awards issued to our officers or directors.

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

Awards

For the calendar years ending December 31, 2016 and 2015, no awards had been made under the 2010 Plan to pay for services rendered to the Company in lieu of cash. These awards are made when the Company does not have sufficient cash to pay for the services provided to the Company.

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

The Company filed a registration statement on August 29, 2016 with the Securities and Exchange Commission to register 6,200,000 additional shares to be available to be issued from the 2010 Plan. We now have 6,249,600 shares in the plan.

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

Recent Sales of Unregistered Securities

During 2016, 18,850,000 unregistered restricted shares were issued for cash consideration, payment for goods and services and compensation to the Board of Directors. On November 29, 2016 3,000,000 of these shares were cancelled and on February 15, 2017, those shares were returned to the Treasury.

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

A copy of the Agreement was attached to the filing of a Form 8-K in November, 2009.

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

On September 1, 2016 the Company moved it’s executive office from 4631 Bradford Court, Reno, Nevada 89519 to 23 South 6th, Panaca, NV 89042.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the consolidated statements of operations of the Company for the year ended December 31, 2016 and December 31, 2015.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

	Year ended
	December 31,	December 31,
	2016	2015	$ Change	% Change

Revenues	$246,495	$255,822	$(9,327)	-4%
Cost of sales	96,304	135,685	(39,381)	-29%
Gross profit	150,191	120,137	30,054	25%
General and administrative expense	821,470	2,212,466	(1,390,996)	-63%
Operating Loss	$(671,279)	$(2,092,329)	$(1,421,050)	-68%

During the year ended December 31, 2016, we improved expenses by $1,390,996, a decrease of -63% from the year ended December 31, 2015. The decrease is attributable to less stock payment for current and future services.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	December 31,	December 31,
	2016	2015	$ Change	% Change

Cash	$11,092	$3,481	$7,611	219%
Accounts payable and accrued expenses	205,490	115,059	90,431	79%
Total current liabilities	342,266	251,035	91,231	36%

As of December 31, 2016, cash totaled $11,092 and from the year ended December 31, 2015, cash increased by $7,611.  This cash position was the result of net cash used in operating activities.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of December 31, 2016, the Company’s current liabilities exceeded its current assets by $315,302 and it has an accumulated deficit of $13,882,800. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

U.S. RARE EARTH MINERALS, INC.

(formerly known as U.S. NATURAL NUTRIENTS AND MINERALS, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of U.S. Rare Earth Minerals, Inc.

We have audited the accompanying balance sheets of U.S. Rare Earth Minerals, Inc. (the Company) as of December 31, 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Rare Earth Minerals, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has generated minimal revenues. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC Farmington, Utah March 31, 2017

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523

heatoncpas.com

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

/s/ MaloneBailey, LLP

Houston, Texas

July 22, 2016

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$11,092	$3,481
Accounts receivable	9,600	-
Inventory	6,272	-
Total current assets	26,964	3,481

Property and Equipment, Net of Accumulated Depreciation of $266,366 and $238,738 respectively	24,707	52,335

Total assets	$51,671	$55,816

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37,165	$91,056
Accounts payable- related party	168,325	24,003
Accrued interest	26,776	25,976
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Loan payable	25,000	25,000
Notes Payable	80,000	80,000
Total current liabilities and total liabilities	342,266	251,035

STOCKHOLDERS' EQUITY (DEFICIT):
Class A Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of December 31, 2016 and 2015, respectively	441	441
Common stock: $0.001 par value; 300,000,000 authorized, 28,166,350 and 12,316,350 shares issued and outstanding as of December 31, 2016 and 2015, respectively	28,166	12,316
Additional paid in capital	13,563,598	12,978,068
Accumulated deficit	(13,882,800)	(13,186,044)
Total stockholders' equity (deficit)	(290,595)	(195,219)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$51,671	$55,816

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2016	2015

REVENUES	$246,495	$255,822
Cost of goods sold	96,304	135,685
Gross Profit	150,191	120,137

General, selling and administrative expenses	821,470	2,212,466
Total operating expenses	821,470	2,212,466

Operating Loss	(671,279)	(2,092,329)

Other income (expense):
Interest expense	(7,800)	(7,800)
Loss on settlement of debt	(17,677)	-
Total other income (expense)	(25,477)	(7,800)

Loss before provision for income taxes	(696,756)	(2,100,129)

Provision for income taxes	-	-

Net Loss	$(696,756)	$(2,100,129)

Net loss per common share - basic and diluted	$(0.03)	$(0.21)

Weighted average of common shares outstanding	26,505,350	10,082,191

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 2016 and 2015

					Additional
	Common Stock		Preferred Stock		Paid In Capital		Accumulated
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Total
Balance January 1, 2015	5,816,438	$5,816	440,500	$441	$10,418,147	$440,059	$(11,085,915)	$221,452)

Issuance of stock for services	6,500,000	6,500	-	-	1,883,500	-	-	1,890,000

APIC from AP Settlement	-	-	-	-	236,362	-	-	236,362
Adjust rounding from reverse split	(88)	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,100,129)	(2,100,129)

Balance December 31, 2015	12,316,350	$12,316	440,500	$441	$12,538,009	$440,059	$(13,186,044)	$(195,219)

Issuance of stock for cash	2,500,000	2,500	-	-	47,500	-	-	50,000
Issuance of stock for services	12,550,000	12,550	-	-	497,150	-	-	509,700
Issuance of stock in exchange for payables	800,000	800	-	-	40,880	-	-	41,680

Net loss	-	-	-	-	-	-	(696,756)	(696,757)

Balance December 31, 2016	28,166,350	$28,166	440,500	$441	$13,123,539	$440,059	$(13,882,800)	$(290,595)

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2016	2015
Cash Flows From Operating Activities:
Net Loss	$(696,756)	$(2,100,129)
Adjustments to reconcile net loss to net cash provided By (used in) operations:
Depreciation	27,628	54,780
Stock for services	509,700	1,890,000
Loss on settlement of debt	17,677	-
Changes in assets and liabilities:
Decrease (Increase) accounts receivable	(9,600)	-
Decrease (Increase) inventory	(6,272)	-
Increase (Decrease) accounts payable and accrued expenses	46,285	128,659
Increase (Decrease) accounts payable – related party	168,325	24,003
Increase (Decrease) accrued interest	800	-
Net cash provided by (used in) operating activities	(42,389)	(2,687)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from Shares issued for cash	50,000	-
Issuance of notes payable	-	5,675
Repayment of notes payable	-	(5,675)
Net cash provided by financing activities	50,000	-

Net increase (decrease) in cash	7,611	(2,687)
Cash, beginning of period	3,481	6,168
Cash, end of period	$11,092	$3,481

Cash paid for:
Income Taxes	-	-
Interest	$7,000	$5,000

Supplemental schedule of non-cash activities:
Shares issued for Accounts payable – related party	$41,680	$-
Settlement of Accounts payable – related party	$-	$236,362

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

Uncollectible Receivables

The Company requires payment before release of product to preclude uncollectible receivables. If terms are granted to an established customer and their receivables are open one year past the due date, these open invoices will be reviewed to determine if they should be charged off at the year end. As of December 31, 2016 and 2015 no balances were charged off.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method. As of December 31, 2016, all inventory consisted of finished goods.

Fixed Assets

The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between five and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

At December 31, 2016 and December 31, 2015, the value of mining equipment was $280,834, with accumulated depreciation of $256,950 and $231,102 respectively for a net value of $23,884 and $49,733 respectively. The value of office equipment was $10,239 with accumulated depreciation of $9,416 and $7,636 respectively for a net value of $823 and $2,603 respectively. At December 31, 2016 and December 31, 2015, the depreciation expense for mining equipment was $25,998 and $52,756 respectively and for office equipment was $1,630 and $2,024 respectively.

Shipping and Handling Costs

The Company charges the customer for shipping and handling and those costs are recorded as cost of sales.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has an accumulated deficit of $13,882,800 and a working capital deficiency of $315,302 as of December 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

NOTE 4. CAPITAL STOCK

On February 27, 2015, the Company filed a Certificate of Change with the Nevada Secretary of State changing the number of authorized common shares from 6,000,000 to 300,000,000. The Company is currently authorized to issue 50,000,000 shares of its $0.001 par value preferred stock and 300,000,000 shares of its $0.001 par value common shares.

During 2015, at various times, an aggregate of 6,500,000 shares of common stock were issued in exchange for services. 6,000,000 shares, valued at $0.29 per share were issued to Board members and 500,000 shares were issued with a value of $0.30 per share to a consultant.

During 2016, at various times, an aggregate of 18,850,000 shares of common stock were issued in exchange for services and consideration. 2,500,000 shares were sold to investors at $0.02 per share; 800,000 shares valued at $0.05 per share were issued for settlement of accounts payable – related party of $24,003 and a loss on settlement of debt in the amount $17,677 was recorded related to this issuance; 6,000,000 shares, valued at $0.04 per share, 1,500,000 shares valued at $0.02 per share and 1,500,000 shares valued at $0.05 per share were issued to Board members; 3,000,000 shares valued at $0.04 per share and 550,000 valued at $0.05 per share were issued to consultants; 3,000,000 shares were issued in error on August 29, 2016, cancelled on November 29, 2016 and returned to the treasury on February 15, 2017.

The Company formally filed a Certificate of Designation authorizing 500,000 of the 50,000,000 authorized preferred shares to be designated as $0.001 par value, Class “A” 6% Cumulative, Convertible Voting Preferred Stock with the Nevada Secretary of State on December 31, 2013.

The preferred stock ranks senior to the common stock of the Company in each case with respect to dividend distribution and distributions of assets upon liquidation, dissolution or winding up of the Company whether voluntary or involuntary.

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

As of December 31, 2016 and 2015, a total of $86,610 and $56,774 has not been declared by the Company, respectively.

Each share is convertible at any time from date of issue into five (5) shares of Company common stock. Each share shall be entitled to five (5) votes that may be cast by the holder at any shareholder meeting or event requiring a shareholder vote. All interest accrued to date of conversion will be paid by Company to holder within sixty (60) days of date of conversion by holder. These shares are callable by the Company at any time after three (3) years from date of issue at $1.00 plus accrued but unpaid interest unless previously converted.

As of December 31, 2016 and 2015, there were 440,500 and 440,500 shares of Class “A” 6% Cumulative, Convertible Voting Preferred Stock issued and outstanding, respectively.

As of December 31, 2016 and 2015, there were 28,166,350 and 12,316,438 shares of common stock issued and outstanding, respectively.

NOTE 5. NOTES AND DEBENTURES PAYABLE

In 2009, the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes as they both are in default.

At December 31, 2016, the Company has recorded accrued interest of $8,698 related to the notes and debentures payable which is included in the $26,776 accrued interest balance on the balance sheet.

At December 31, 2015, the Company has recorded accrued interest of $10,398 related to the notes and debentures payable which is included in the $25,976 accrued interest balance on the balance sheet. A $5,000 payment of accrued interest was made in 2015.

NOTE 6. LOAN PAYABLE

We have two short-term loans totaling $25,000 at December 31, 2016 and 2015. These loans were due in 2012 and as of December 31, 2016 and 2015, are in default. These notes are accruing interest at a rate of 10% per annum. At December 31, 2016 and 2015, the Company has recorded accrued interest of $18,078 and $15,578, respectively related to the loans payable which is included in the $26,776 and $25,976, respectively of accrued interest balance on the balance sheet.

NOTE 7.  INCOME TAXES

The components of the Company’s deferred tax asset are as follows as of December 31, 2016:

	December 31, 2016	December 31, 2015
Net operating loss carry forward at 35%	$4,886,850	$4,615,115
Valuation allowance	(4,886,850)	(4,615,115)
Net deferred tax allowance	$-	$-

Deferred tax asset consists of accumulated net operating losses of approximately $13,875,000 and $13,186,000 as of December 31, 2016 and 2015, respectively, which expire between 2033 and 2036.

The reconciliation of income tax expense at the U.S. statutory rate of 35% for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
US Statutory rate	35%	35%
Valuation allowance	-35%	-35%
Income tax provision	-	-

The Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. At December 31, 2016, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company has not accrued any additional interest or penalties.

The Company files income tax returns in the United States.  The Company will file its U.S. federal return for the year ended December 31, 2016 in 2017. Once filed, the 2016 U.S. federal return and those for 2015 and 2014 will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

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

During 2015, in consideration of past stock issued to M. Strata, M. Strata forgave $236,362 of the balance owed by the Company relating to 2015, 2014, and December, 2013 tonnage fees. The Company made payments of $31,941 to M. Strata during 2016. As of December 31, 2016, the Company owed M. Strata $164,522 related to tonnage fees.

In 2015, four directors each received 1,500,000 shares of the company’s common stock for past and future services. At the time of issuance, each Director held a minimum of 10% of the outstanding common stock. Refer to Item 12 herein for actual percentages each Director holds. 18,850,000 shares of common stock were issued during 2016. 800,000 shares were issued to a Director for settlement of accounts payable – related party of $24,003 and a loss on settlement of debt in the amount $17,677 was recorded related to this issuance; 2,500,000 shares were sold to investors; 9,000,000 shares were issued to Directors; 3,550,000 shares were issued to consultants.

As of December 31, 2016, the Company had an outstanding payable of $3,803 to a company owned by the CEO for packaging services provided during the year. As of December 31, 2015, the Company had an outstanding payable to Dave Quincy Farber $24,003.

During 2015, the Company rented office space at 4613 Bradford Court, Reno, Nevada 89519 from Michael Herod at no cost.

NOTE 9. CONCENTRATION

The Company has concentrated sales as follows:

	% of Sales
	2016	2015
Customer #1	87%	58%
Customer #2	0%	28%

The Company has concentrated purchases as follows:

	% of Purchases
	2016	2015
Vendor #1	64%	56%

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has been advised by the Bureau of Land Management that it must prepare and submit an amended plan of remediation for Eagle 4 and related areas where mining and related activities are being conducted and also will be required to submit an environmental assessment as well which will interrupt mining activities. The amended plan of remediation to be submitted may result in increasing the amount of the bond presently posted by the Company.  In addition, the Company has been advised by the BLM that it owes the BLM for materials removed from the mine site in prior years.  The amounts have not been determined.  The Company and the BLM are waiting also for the Army Corps of Engineers to determine if a drainage ditch adjacent to the mine site is a stream, which is regulated by them.  As of December 31, 2016 no determination has been made by the Army Corps of Engineers. No communication has been received from the Army Corps of Engineers since May 2014.

NOTE 11. SUBSEQUENT EVENTS

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

Of the 18,850,000 shares of common stock issued in 2016, 4,349,999 shares were cancelled by Treasury Order on January 23, 2017 and 3,000,000 shares were cancelled on February 15, 2017.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our company’s Principal Executive Officer and Principal Financial Officer concluded that our company’s disclosure controls and procedures are not effective due to the material weaknesses described below. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On January 6, 2017, MaloneBailey informed U. S. Rare Earth Minerals, Inc. ("the Company”) that they declined to stand for re-election as our independent registered public accounting firm for the audit of the year ended December 31, 2016. MaloneBailey offered their cooperation for a smooth transition to the new auditor and wished us well in the future. Then, on January 25, 2017, U. S. Rare Earth Minerals, Inc., (“the Company”) engaged Heaton & Company, PLLC, 240 North East Promontory, Suite 200, Farmington, Utah 84075.

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

On February 29, 2016, the Board of Directors of the Company elected Daniel Potente a Director of the Company. Refer to March 3, 2016 Form 8-K.

On May 16, 2016, the Board of Directors of the Company elected D. Quincy Farber a Director of the Company. Refer to May 17, 2016 Form 8-K.

Michael Herod resigned as President and Director effective as of July 23, 2016. The Board of Directors appointed D. Quincy Farber, a current director of the Company, as Chief Executive Officer and President effective as of July 23, 2016.

On September 1, 2016 the Company moved its executive office from 4631 Bradford Court, Reno, Nevada 89519 to 23 South 6th, Panaca, NV 89042.

The Company’s Attorney continues an on going dialogue with the Bureau of Land Management and hopes to reach an agreement over an alleged water diversion on U.S. Rare Earth Minerals, Inc. Panaca, NV BLM mine site. It is hoped that the Army Corps of Engineer’s will soon visit the site and render a decision.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of our directors and executive officers, their ages, all positions and offices that they held with us, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position
Larry Bonafide	71	Chairman of the Board and Director
Donita R. Kendig	80	Secretary/Treasurer, Chief Financial Officer and Director
Dave Quincy Farber	39	President, Chief Executive Officer and Director
David Lee	69	Director
Daniel Potente	61	Director

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

Donita R Kendig (79) attended the University of Nebraska & the University of Arizona and started her career as an accountant. She managed the multiple office Los Angeles firm of Kendig, Stockwell & Gleason (a Professional Law Corporation) for 11 years. Later, she then applied her management skills to turn around the busy Sunset Plaza, Los Angeles restaurant, “Le Petit Four” from a money loser to a multi-million dollar success. Since 1992 she has enjoyed tremendous success as a Professional Artist producing sought after works throughout the world. For 8 years her works were represented by Richard danskin Gallery, El Paseo, Palm Desert, California. Her management and merchandising skills are evidenced by giclee print sales, websites and licensed images. She operates the following websites: www.donikendig.com and www.jewelsnart.com

Dave Quincy Farber (38), is owner of Quincy Bag Company, Inc. in Dubuque, IA (www.quincybag.com). Quincy Bag Company Inc. supplies new & reconditioned FIBCs (bulk bags), woven polypropylene, multi-wall paper, BOPP, burlap, and sandbags to companies in various industries from agriculture and manufacturing to home and garden. He attended University of Dubuque majoring in Aviation. After a short stint in the family business, his entrepreneurial spirit surged to the forefront, as he founded Quincy Bag Company and built it from the ground up. The business is thriving and growing each year. It now has several satellite warehouses and 15 employees. His true passion is to invest in people and businesses that started out like he did. He values the small farms that he supplies bags to as much as the large corporations he does business with.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2016 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2016 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock $0.001 par value	Lawrence W. Bonafide 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Director	4,376,858	15.54

Common Stock $0.001 par value	Donita R. Kendig 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Chief Financial Officer, Secretary/Treasurer and Director	3,500,000	12.43

Common Stock $0.001 par value	Dave Quincy Farber 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Chief Executive Officer, President and Director	2,800,000	9.94

Common Stock $0.001 par value	David Lee 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Director	1,602,000	5.69

Common Stock $0.001 par value	Daniel Potente 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Director	1,500,000	5.33

	All officers and directors as a group		13,778,859	48.92

(1)	Beneficial Ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.
(2)	Based on 28,166,350 shares of our Common Stock outstanding as of December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Heaton & Company, PLLC and MaloneBailey LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2016 and review of our interim financial statements for the first, second and third quarters of 2016 is approximately $24,000. The aggregate fees billed by our auditors, MaloneBailey LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2015 and review of our interim financial statements for the first, second and third quarters of 2015 was approximately $39,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

Tax preparation fees billed for the fiscal years ended December 31, 2016 and 2015 were approximately $800 and $750, respectively.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Rare Earth Minerals, Inc.
(Registrant)

By:	/s/ D. Quincy Farber
Name:	D. Quincy Farber
Title:	Chief Executive Officer and Director
Dated:	March 31, 2017

By:	/s/ Donita Kendig
Name:	Donita Kendig
Title:	Chief Financial Officer and Director
Dated:	March 31, 2017

