Form 10-Q
period 2017-03-31
U.S. RARE EARTH MINERALS, INC
filed 2017-05-15
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2017

Commission File Number: 333-154912

U.S. Rare Earth Minerals, Inc

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23 South 6th, Panaca, NV	89042
(Address of principal executive offices)	(Zip code)

(800) 92uhu0-7507

(Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

There were 34,916,350 shares of common stock outstanding as of May 15, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$3,050	$11,092
Accounts Receivable	-	9,600
Inventory	5,832	6,272
Total current assets	$8,882	$26,964

Property and Equipment, Net of Accumulated Depreciation of $270,729 and $266,366 respectively	20,344	24,707

Total assets	$29,226	$51,671

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,591	$37,165
Accounts payable – related party	211,091	168,325
10% Series A Senior (non subordinated) debentures	5,000	5,000
Loans payable	25,000	25,000
Notes payable	80,000	80,000
Accrued interest	28,725	26,776
Total current liabilities	384,407	342,266

Total liabilities	384,407	342,266

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of March 31, 2017 and December 31, 2016	441	441
Common stock: $0.001 par value; 300,000,000 authorized, 23,816,350 and 28,166,350 shares issued and outstanding as of March 31, 2017 and December 31, 2016	23,816	28,166
Additional paid in capital	13,567,948	13,563,598
Accumulated deficit	(13,947,386)	(13,882,800)
Total stockholders' deficit	(355,181)	(290,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,226	$51,671

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended
	March 31,	March 31,
	2017	2016

REVENUES	$7,436	$31,525
Cost of goods sold	13,673	16,806
Gross Profit	(6,237)	14,719

OPERATING EXPENSES:
General, selling and administrative expenses	56,399	467,810
Total operating expenses	56,399	467,810

Operating Income (Loss)	(62,636)	(453,091)

Other income (expense):

Loss on Settlement of Accounts Payable
Interest expense	(1,950)	(1,950)
Total other expense	(1,950)	(1,950)

Net Income (Loss)	$(64,586)	$(455,041)

Net Income (Loss) per common share-basic and diluted	$(0.00)	$(0.02)

Weighted average of common shares outstanding	24,438,017	19,890,614

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 3 Months Ended
	March 31,	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(64,586)	$(455,041)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	4,363	11,593
Stock for services	-	399,000
Changes in assets and liabilities:
Decrease in accounts receivable	9,600	-
Decrease in accounts payable and accrued expenses	(2,574)
Increase in accounts payable and accrued expenses- related party	42,766	23,465
Increase in accrued interest	1,949	1,950
Decrease inventory	440	-
Net cash used in operating activities	(8,042)	(19,033)

Cash Flows From Investing Activities:	-	-
Cash Flows From Financing Activities:
Shares issued for cash	-	25,000
Net cash provided by financing activities	-	25,000

Net increase (decrease) in cash	(8,042)	5,967
Cash, beginning of period	11,092	3,481
Cash, end of period	$3,050	$9,448

Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to the unaudited financial statements

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of March 31, 2017 and the three months ended March 31, 2017 and 2016 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2017.

U.S. Rare Earth Minerals, Inc. was incorporated in the state of Nevada on September 9, 2008.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $375,525 as of March 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

There were 23,816,350 shares of common stock outstanding as of March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, a total of $94,517 and $86,610 has not been declared by the Company, respectively.

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

As of March 31, 2017 and December 31, 2016, there were 440,500 and 440,500 shares of Class “A” 6% Cumulative, Convertible Voting Preferred Stock issued and outstanding, respectively.

As of March 31, 2017 and December 31, 2016, there were 23,816,350 and 28,166,350 shares of common stock issued and outstanding, respectively.

On January 13, 2017, 4,350,000 shares were cancelled.

NOTE 3. Notes and Debentures Payable

As of March 31, 2017 and December 31, 2016, the Company had one debenture of $5,000 and a note payable of $80,000 outstanding, respectively. In 2009, the Company received a $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes as they are both in default.

At March 31, 2017, the Company has recorded accrued interest of $10,022 related to the notes and debentures payable which is included in the $28,725 accrued interest balance on the balance sheet.

At December 31, 2016, the Company has recorded accrued interest of $8,698 related to the notes and debentures payable which is included in the $26,776 accrued interest balance on the balance sheet.

Note 4. Loans Payable

We have two short-term loans totaling $25,000 at March 31, 2017. These loans were due in 2012 and as of March 31, 2017, are in default. These notes are accruing interest at a rate of 10% per annum. At March 31, 2017 and December 31, 2016, the Company has recorded accrued interest of $18,703 and $18,078, respectively, related to the loans payable which is included in the $28,725 and $26,776 accrued interest balance on the balance sheet, respectively.

Note 5. Related Party Transactions

At March 31, 2017 and December 31, 2016, the Company has recorded accounts payable to related parties of $211,091 and $168,325, respectively. Included in the March 31, 2017 are two advances from two directors totaling $9,000 and $33,766 to M Strata.

Note 6. Subsequent Events

On April 25, 2017, the Company issued 8,100,000 shares of common stock to 3 directors and various consultants for services rendered in 2017. The fair value of these shares is $0.02 per share based on the market price; thus $162,000 was recognized as stock based compensation. Also, on that date, the Company issued 3,000,000 shares of S-8 shares to two consultants. The fair market value of these shares is $0.02 per share based on the market price; thus $60,000 was recognized as stock based compensation.

Note 7. Commitments and Contingencies

The Company has been advised by the Bureau of Land Management that it must prepare and submit an amended plan of remediation for Eagle 4 and related areas where mining and related activities are being conducted and also will be required to submit an environmental assessment as well which will interrupt mining activities. The amended plan of remediation to be submitted may result in increasing the amount of the bond presently posted by the Company.  In addition, the Company has been advised by the BLM that it owes the BLM for materials removed from the mine site in prior years.  The amounts have not been determined.  The Company and the BLM are waiting also for the Army Corps of Engineers to determine if a drainage ditch adjacent to the mine site is a stream, which is regulated by them.  As of March 31, 2017 no determination has been made by the Army Corps of Engineers. No communication has been received from the Army Corps of Engineers since May 2014.

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

Overview

U.S. Rare Earth Minerals, Inc. (the “Company”), primary focus is on sales and distribution of certain products derived from the natural mineral deposits commonly known as Calcium Montmorillonite. These activities will be carried out through a web-based and distributor-based sales program directed at agricultural, animal and human uses of the products.

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

Plan of Operation

The Company markets and sells the product under the name “EXCELERITE®”. The Company believes that EXCELERITE® has broad applications for plants, animals and humans. Specifically, the Company believes that by adding EXCELERITE® back into the soil, household and commercial farmers are replacing what has been lost by the use of man-made fertilizers over hundreds of years. Farmers using EXCELERITE® are seeing higher yields and larger and more nutritious crops. In addition, studies suggest that animals whose feed is supplemented with EXCELERITE® grow healthier and produce more. The naturally chelated nutrients and minerals in EXCELERITE® may enhance the production of enzymes. Without enzymes living things cannot build protein and other vital processes. “Micro-Excelerite ™”, a supplement form of EXCELERITE® is believed to rejuvenate the health of the human body in many ways. In addition to its natural supply of 78 essential nutrients and minerals, its ionic charge removes toxins as it works through the digestive tract.

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

The Company has been engaged in various testing programs with several major agriculture firms for the past two years. Two of these firms are listed NYSE companies and do business worldwide. Results of these test on strawberries, carrots, peaches, soy beans, sweet potatoes and grapes have been very positive. EXCELERITE® has also been tested and proved to eliminate the odor from pig and cow manure which should lead to large orders from cattle farmers worldwide. The product is also being tested by poultry farmers.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three months ended March 31, 2017 and 2016.

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THREE MONTHS ENDED MARCH 31, 2016.

	Three Months Ended
	March 31,	March 31,
	2017	2016	$ Change	% Change

Revenues	$7,436	$31,525	$(24,089)	(76)%
Cost of sales	13,673	16,806	(3,133)	(19)%
Gross profit	(6,237)	14,719	(20,956)	(142)%
Operating expenses	56,399	467,810	(411,411)	(88)%
Operating income (loss)	$(62,636)	$(453,091)	$390,455	(82)%

The variance in the operating income was primarily due to a decrease of revenue of $24,089 due to adverse weather conditions when comparing the three month period ended March 31, 2017 to the same period last year. In addition, more direct mining expenses were reclassed to Cost of Sales for an increase of Cost of Sales of $3,133.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	December 31,
	2017	2016	$ Change	% Change

Cash	$3,050	$11,092	$(8,042)	(73)%
Accounts payable and accrued expenses	245,682	205,490	40,192	20%
Total current liabilities	384,407	342,266	42,141	12%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2017. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

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

U.S. Rare Earth Minerals, Inc

Dated: May 15, 2017	By	/s/ D. Quincy Farber
D. Quincy Farber
Chief Executive Officer, President and Director

Dated: May 15, 2017	By	/s/ Donita R. Kendig
Donita R. Kendig
Chief Financial Officer, Secretary-Treasurer and Director

