Form 10-Q
period 2017-06-30
U.S. RARE EARTH MINERALS, INC
filed 2017-08-14
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2017

Commission File Number: 333-154912

U.S. Rare Earth Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23 South 6th, Panaca, NV	89042
(Address of principal executive offices)	(Zip code)

(800) 920-7507

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☒ ☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

There were 34,916,350 shares of common stock outstanding as of August 14, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash	$0	$11,092
Accounts Receivable	-	9,600
Inventory	5,653	6,272
Total current assets	$5,653	$26,964

Property and Equipment, Net of Accumulated Depreciation of $275,161 and $266,366 respectively	15,912	24,707

Total assets	$21,565	$51,671

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$348
Accounts payable and accrued expenses	44,508	$37,165
Accounts payable – related party	229,866	168,325
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Loans payable	25,000	25,000
Notes payable	80,000	80,000
Accrued interest	30,676	26,776
Total current liabilities	415,398	342,266

Total liabilities	415,398	342,266

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of June 30, 2017 and December 31, 2016	441	441
Common stock: $0.001 par value; 300,000,000 authorized, 34,916,350 and 28,166,350 shares issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	34,916	28,166
Additional paid in capital	13,778,848	13,563,598
Accumulated deficit	(14,208,038)	(13,882,800)
Total stockholders' deficit	(393,833)	(290,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21, 565	$51,671

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months Ended		For the 6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

REVENUES	$39,472	$55,630	$46,909	$87,155
Cost of goods sold	19,396	18,829	33,305	35,635
Gross Profit	20,077	36,801	13,604	51,520

OPERATING EXPENSES:
General, selling and administrative expenses	278,543	180,178	334,942	647,988
Total operating expenses	278,543	180,178	334,942	647,988

Operating Income (Loss)	(258,466)	(143,377)	(321,338)	(596,468)

Other income (expense):
Other income Loss on debt settlement	-	(17,677)	-	(17,677)
Interest expense	(1,950)	(1,950)	(3,900)	(3,900)
Total other expense	(1,950)	(19,627)	(3,900)	(21,577)

Net Income (Loss)	$(260,416)	$(163,004)	$(325,238)	$(618,045)

Net Income (Loss) per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average of common shares outstanding	31,866,899	26,760,943	27,863,864	23,325,779

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 6 Months Ended
	June 30,	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(325,238)	$(618,045)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	8,795	18,474
Stock for services	222,000	509,700
Loss on Settlement of Accounts Payable	-	17,677
Changes in assets and liabilities:
Decrease in accounts receivable	9,600	-
Decrease in accounts payable and accrued expenses	7,343	-
Increase in accounts payable and accrued expenses- related party	61,541	37,523
Increase in accrued interest	3,900	3,900
Decrease inventory	620	-
Net cash used in operating activities	(11,440)	(30,771)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Bank overdraft	348	-
Shares issued for cash	-	50,000
Net cash provided by financing activities	348	50,000

Net increase (decrease) in cash	11,092	19,229
Cash, beginning of period	11,092	3,481
Cash, end of period	$-	$22,710

Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-
Supplemental schedule of non-cash activities:
Shares issued in settlement of payables- related party	$-	$24,003

See accompanying notes to the unaudited financial statements

US. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of June 30, 2017 and the six months ended June 30, 2017 and 2016 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $409,745 as of June 30, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

As of June 30, 2017 and December 31, 2016, a total of $102,424  and $86,610 has not been declared by the Company, respectively.

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

As of June 30, 2017 and December 31, 2016, there were 440,500 and 440,500 shares of Class “A” 6% Cumulative, Convertible Voting Preferred Stock issued and outstanding, respectively.

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

On January 13, 2017, 4,350,000 shares were cancelled.

On April 25, 2017, the Company issued 8,100,000 shares of common stock to 3 directors and various consultants for past services rendered Also, on that date, the Company issued 3,000,000 shares of S-8 shares to two consultants.

There were 34,916,350 shares of common stock outstanding as of June 30, 2017.

Note 3. Notes and Debentures Payable

As of June 30, 2017 and December 31, 2016, the Company had one debenture of $5,000 and a note payable of $80,000 outstanding, respectively. In 2009, the Company received a $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes as they are both in default.

At June 30, 2017, the Company has recorded accrued interest of $11,347 related to the notes and debentures payable which is included in the $30,676 accrued interest balance on the balance sheet.

At December 31, 2016, the Company has recorded accrued interest of $8,698 related to the notes and debentures payable which is included in the $26,776 accrued interest balance on the balance sheet.

Note 4. Loans Payable

We have two short-term loans totaling $25,000 at June 30, 2017. These loans were due in 2012 and as of June 30, 2017, are in default. These notes are accruing interest at a rate of 10% per annum. At June 30, 2017 and December 31, 2016, the Company has recorded accrued interest of $19,328 and $18,078, respectively, related to the loans payable which is included in the $30,676 and $26,776 accrued interest balance on the balance sheet, respectively.

Note 5. Related Party Transactions

On April 25, 2017, the Company issued 8,100,000 shares of common stock to 3 directors and various consultants for past services rendered. The fair value of these shares is $0.02 per share based on the stock price; thus $162,000 was recognized as stock based compensation. Also, on that date, the Company issued 3,000,000 shares of S-8 shares to two consultants. The fair market value of these shares is $0.02 per share based on the stock price; thus $60,000 was recognized as stock based compensation.

At June 30, 2017 and December 31, 2016, the Company has recorded accounts payable to related parties of $229,866 and $168,325, respectively.

Note 6. Subsequent Events

The Board of Directors, on July 11, 2017, accepted the resignation of Director Daniel Potente.

On July 11, 2017, the Board of Directors of the Company elected Nathan Marks a Director of the Company.

On July 11, 2017, Nathan Marks (47) was elected to the Board of Directors. He is owner of M&M Ag Supply in, Nampa, ID. M&M Ag Supply sells organic soil amendments and new & reconditioned spreaders to farmers throughout the United States. Excelerite® in M&M Ag’s number one selling soil amendment.

Note 7. Commitments and Contingencies

The Company has been advised by the Bureau of Land Management that it must prepare and submit an amended plan of remediation for Eagle 4 and related areas where mining and related activities are being conducted and also will be required to submit an environmental assessment as well which will interrupt mining activities. The amended plan of remediation to be submitted may result in increasing the amount of the bond presently posted by the Company.  In addition, the Company has been advised by the BLM that it owes the BLM for materials removed from the mine site in prior years.  The amounts have not been determined but estimated to be approximately $4,000.00.  The Company and the BLM are waiting also for the Army Corps of Engineers to determine if a drainage ditch adjacent to the mine site is a stream, which is regulated by them.  As of June 30, 2017 , no  determination has been made by the Army Corps of Engineers. No communication has been received from the Army Corps of Engineers since May 2014.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three and six months ended June 30, 2017 and 2016.

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THREE MONTHS ENDED JUNE 30, 2016.

	Three Months Ended
	June 30,	June 30,
	2017	2016	$ Change	% Change

Revenues	$39,472	$55,630	$(16,158)	(29)%
Cost of sales	19,396	18,829	567	3%
Gross profit	20,077	36,801	(16,724)	(45)%
Operating expenses	278,543	180,178	98,365	55%
Operating income (loss)	$(258,466)	$(143,377)	$(115,089)	80%

The variance in the operating loss was primarily due to shares issued for services in 2017 for an increase  of operating expenses of $98,365 when comparing the three month period ended June 30, 2017 to the same period last year.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO SIX MONTHS ENDED JUNE 30, 2016.

	Six Months Ended
	June 30,	June 30,
	2017	2016	$ Change	% Change

Revenues	$46,909	$87,155	$(40,246)	(46)%
Cost of sales	33,305	35,635	(2,330)	(7)%
Gross profit	13,604	51,520	(41,098)	(44)%
Operating expenses	334,942	647,988	(313,046)	(48)%
Operating income (loss)	$(321,338)	$(596,468)	$275,130	(46)%

The variance in the operating income was primarily due a decrease of revenue of $40,246 due to adverse weather conditions  when comparing the six month period ended June 30, 2017 to the same period last year.  In addition, more direct mining expenses were reclassed to Cost of Sales for an increase of Cost of Sales relative to Revenue .

LIQUIDITY AND CAPITAL RESOURCES

	As of
	June 30,	December 31,
	2017	2016	$ Change	% Change

Cash	$(348)	$11,092	$(11,440)	(103)%
Accounts payable and accrued expenses	274,375	205,490	68,885	34%
Total current liabilities	415,050	342,266	72,785	21%

The variance in accounts payable and accrued expenses is primarily due to the decrease in revenue and less available cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2017. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

U.S. RARE EARTH MINERALS, INC

Dated: August 14, 2017	By	/s/ D. Quincy Farber
D. Quincy Farber
Chief Executive Officer, President and Director

Dated: August 14, 2017	By	/s/ Donita R. Kendig
Donita R. Kendig
Chief Financial Officer, Secretary-Treasurer and Director

