Form 10-Q
period 2017-09-30
U.S. RARE EARTH MINERALS, INC
filed 2017-11-07
CIK 1445815

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2017

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

There were 34,916,350 shares of common stock outstanding as of November 7, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEETS

	Sept 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$23,448	$11,092
Accounts Receivable	36,269	9,600
Inventory	5,512	6,272
Total current assets	$65,229	$26,964

Property and Equipment, Net of Accumulated Depreciation of $279,538 and $266,366 respectively	11,535	24,707

Total assets	$76,764	$51,671

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$-
Accounts payable and accrued expenses	24,773	$37,165
Accounts payable – related party	254,315	168,325
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Loans payable	25,000	25,000
Notes payable	80,000	80,000
Accrued interest	32,626	26,776
Total current liabilities	421,714	342,266

Total liabilities	421,714	342,266

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of September 30, 2017 and December 31, 2016	441	441
Common stock: $0.001 par value; 300,000,000 authorized, 34,916,350 and 28,166,350 shares issued and outstanding as of September 30, 2017 and December 31, 2016 respectively	34,916	28,166
Additional paid in capital	13,778,848	13,563,598
Accumulated deficit	(14,159,155)	(13,882,800)
Total stockholders' deficit	(344,950)	(290,595)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$76,764	$51,671

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the 3 Months Ended		For the 9 Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2017	2016	2017	2016

REVENUES	$111,979	$101,140	$158,887	$188,295
Cost of goods sold	31,889	38,200	65,194	73,835
Gross Profit	80,090	62,940	93,693	114,460

OPERATING EXPENSES:
General, selling and administrative expenses	29,256	274,980	364,198	922,968
Total operating expenses	29,2563	274,980	364,198	922,968

Operating Income (Loss)	50,834	(212,040)	(270,505)	(808,508)

Other income (expense):
Other income Loss on debt settlement	-	-	-	(17,677)
Interest expense	(1,950)	(1,950)	(5,850)	(5,850)
Total other expense	(1,950)	(1,950)	(5,850)	(23,527)

Net Income (Loss)	$48,884	$(213,990)	$(276,355)	$(832,035)

Net Income (Loss) per common share - basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.03)

Weighted average of common shares outstanding	31,866,899	26,209,916	27,863,864	25,347,551

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the 9 Months Ended
	Sept 30,	Sept 30,
	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(276,355)	$(832,035)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	13,172	23,161
Stock for services	222,000	674,700
Loss on Settlement of Accounts Payable	-	17,677
Changes in assets and liabilities:
Increase in accounts receivable	(26,669)	(30,240)
Decrease in accounts payable and accrued expenses	(12,392)	109,821
Increase in accounts payable and accrued expenses- related party	85,990	-
Increase in accrued interest	5,850	5,850
Decrease in inventory	760	-
Net cash provided by (used in) operating activities	12,356	(34,708)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Shares issued for cash	-	50,000
Net cash provided by financing activities	-	50,000

Net increase (decrease) in cash	12,356	15,292
Cash, beginning of period	11,092	3,481
Cash, end of period	$23,448	$18,773

Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Shares issued in settlement of payables- related party	$-	$24,003

See accompanying notes to the unaudited financial statements

US. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of September 30, 2017 and the nine months ended September 30, 2017 and 2016 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $356,485 as of September 30, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

As of September 30, 2017 and December 31, 2016, a total of $110,330 and $86,610 has not been declared by the Company, respectively.

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

As of September 30, 2017 and December 31, 2016, there were 440,500 and 440,500 shares of Class “A” 6% Cumulative, Convertible Voting Preferred Stock issued and outstanding, respectively.

During 2016, at various times, an aggregate of 18,850,000 shares of common stock were issued in exchange for services and consideration. 2,500,000 shares were sold to investors at $0.02 per share; 800,000 shares valued at $0.05 per share were issued for settlement of accounts payable – related party of $24,003 and a loss on settlement of debt in the amount $17,677 was recorded related to this issuance; 6,000,000 shares, valued at $0.04 per share, 1,500,000 shares valued at $0.02 per share and 1,500,000 shares valued at $0.05 per share were issued to Board members; 3,000,000 shares valued at $0.04 per share and 550,000 valued at $0.05 per share were issued to consultants; 3,000,000 shares were issued in error on November 29, 2016, cancelled on November 29, 2016 and returned to the treasury on February 15, 2017.

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

As of September 30, 2017 and December 31, 2016, there were 34,916,350 and 28,166,350 shares of common stock outstanding, respectively.

Note 3. Notes and Debentures Payable

As of September 30, 2017 and December 31, 2016, the Company had one debenture of $5,000 and a note payable of $80,000 outstanding, respectively. In 2009, the Company received a $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before November 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes as they are both in default.

At September 30, 2017, the Company has recorded accrued interest of $12,672 related to the notes and debentures payable which is included in the $32,626 accrued interest balance on the balance sheet.

At December 31, 2016, the Company has recorded accrued interest of $8,698 related to the notes and debentures payable which is included in the $26,776 accrued interest balance on the balance sheet.

Note 4. Loans Payable

We have two short-term loans totaling $25,000 at September 30, 2017. These loans were due in 2012 and as of September 30, 2017, are in default. These notes are accruing interest at a rate of 10% per annum. At September 30, 2017 and December 31, 2016, the Company has recorded accrued interest of $19,953 and $18,078, respectively, related to the loans payable which is included in the $32,626 and $26,776 accrued interest balance on the balance sheet, respectively.

Note 5. Related Party Transactions

At September 30, 2017 and December 31, 2016, the Company has recorded accounts payable to related parties of $254,315 and $168,325, respectively.

From July 11, 2017 through September 30, 2017 a Director of the Company has purchased and paid for $48,780 of the Company’s products for resale through his business.

Note 6. Commitments and Contingencies

The Company has been advised by the Bureau of Land Management that it must prepare and submit an amended plan of remediation for Eagle 4 and related areas where mining and related activities are being conducted and also will be required to submit an environmental assessment as well which will interrupt mining activities. The amended plan of remediation to be submitted may result in increasing the amount of the bond presently posted by the Company.  In addition, the Company has been advised by the BLM that it owes the BLM for materials removed from the mine site in prior years.  The amounts have not been determined but estimated to be approximately $4,000.  The Company and the BLM are waiting also for the Army Corps of Engineers to determine if a drainage ditch adjacent to the mine site is a stream, which is regulated by them.  As of September 30, 2017, no determination has been made by the Army Corps of Engineers. No communication has been received from the Army Corps of Engineers since May 2014.

Note 7. Subsequent Events

The Company's management has evaluated subsequent events through the date these financial statements were issued and determined there were no events to disclose.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three and six months ended September 30, 2017 and 2016.

THREE MONTHS ENDED SEPT 30, 2017 COMPARED TO THREE MONTHS ENDED SEPT 30, 2016.

	Three Months Ended
	Sept 30,	Sept 30,
	2017	2016	$ Change	% Change

Revenues	$111,979	$101,140	$10,839	11%
Cost of sales	31,889	38,200	(6,311)	(17)%
Gross profit	80,090	62,940	17,150	27%
Operating expenses	29,256	274,980	(245,724)	(89)%
Operating income (loss)	$50,834	$(212,040)	$262,874	(123)%

The variance in the operating loss was primarily due to no shares issued for services  in third quarter 2017 for  a  decrease of operating expenses of $245,724 when comparing the three month period ended September 30, 2017 to the same period last year.

NINE MONTHS ENDED SEPT 30, 2017 COMPARED TO NINE MONTHS ENDED SEPT 30, 2016.

	Nine Months Ended
	Sept 30,	Sept 30,
	2017	2016	$ Change	% Change

Revenues	$158,887	$188,295	$(29,408)	(16)%
Cost of sales	65,194	73,835	(8,641)	(12)%
Gross profit	93,693	114,460	(20,767)	(18)%
Operating expenses	364,198	922,968	(558,770)	(61)%
Operating income (loss)	$(270,505)	$(808,508)	$538,003	(67)%

The variance in the operating income  was primarily due to a decrease of revenue of $29,408 due to adverse weather conditions in the first quarter 2017  and less stock was issued for compensation for operating expenses. .

LIQUIDITY AND CAPITAL RESOURCES

	As of
	Sept 30,	December 31,
	2017	2016	$ Change	% Change

Cash	$23,448	$11,092	$12,356	111%
Accounts payable and accrued expenses	279,088	205,490	73,598	36%
Total current liabilities	421,714	342,266	79,448	23%

The variance in accounts payable and accrued expenses is primarily due to the decrease in revenue and an increase of cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time period. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2017. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

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

U.S. RARE EARTH MINERALS, INC

Dated: November 7, 2017	By	/s/ D. Quincy Farber
D. Quincy Farber
Chief Executive Officer, President and Director

Dated: November 7, 2017	By	/s/ Donita R. Kendig
Donita R. Kendig
Chief Financial Officer, Secretary-Treasurer and Director

