Form 10-K
period 2017-12-31
U.S. RARE EARTH MINERALS, INC
filed 2018-04-02
CIK 1445815

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2017

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

(800) 920-7507

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes  ☐ No

Indicate by check mark whether the registrant (1) has fi led all reports required to be fi led by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fi ling requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 105,416,350

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant, based upon the closing price of $0.0179 per share for shares of the registrant’s Common Stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter as reported by the NASDAQ was approximately $.625,002,00. In calculating such aggregate market value, shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock (including outstanding shares with respect to which a holder has the right to acquire beneficial ownership within 60 days) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of U. S. Rare Earth Minerals, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

ii

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

Employees

As of December 31, 2017, the Company has no employees and the Board of Directors runs the Company for no compensation other than stock awards.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock trades over the counter.  As of December 31, 2017 and 2016, there were 105,416,350 and 28,166,350 respectively of shares outstanding.

Preferred Stock

The Articles of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).  The Preferred Stock is not publicly traded. As of December 31, 2017 and 2016, there were 440,500 and 440,500, respectively of preferred shares outstanding.

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

Stock Options. A “stock option” is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company.  The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

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

Awards

For the calendar years ending December 31, 2017 and 2016, on April 25, 2017, 3,000,000 shares were issued to two consultants under the 2010 Plan to pay for services rendered to the Company in lieu of cash. These awards are made when the Company does not have sufficient cash to pay for the services provided to the Company.

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

The Company filed a registration statement on August 29, 2016 with the Securities and Exchange Commission to register 6,200,000 additional shares to be available to be issued from the 2010 Plan. We now have 3,249,600 shares in the plan.

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

Non-Qualified Options. Under present Treasury regulations, an optionee who is granted a non-qualified option will not realize taxable income at the time the option is granted. In general, an optionee will be subject to tax for the year of exercise on an amount of ordinary income equal to the excess of the fair market value of the shares on the date of exercise over the option price, and the Company will receive a corresponding deduction. Income tax withholding requirements apply upon exercise. The optionee’s basis in the shares so acquired will be equal to the option price plus the amount of ordinary income upon which he is taxed. Upon subsequent disposition of the shares, the optionee will realize capital gain or loss, long-term or short-term, depending upon the length of time the shares are held after the option is exercised.

Common Stock Awards. Recipients of shares of restricted Common Stock that are not “transferable” and are subject to “substantial risk of forfeiture” at the time of grant will not be subject to Federal income taxes until lapse or release of the restrictions on the shares. The recipient’s income and the Company’s deduction will be equal to the fair market value of the shares on the date of lapse or release of such restrictions. It has been the Company’s policy to value the cost of the issuance of said unregistered shares at the then bid price of the stock when issued.

The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

NONE.

Issuer Purchases of Equity Securities

None.

OTHER INFORMATION

On November 1, 2017, the Board of Directors of U.S. Rare Earth Minerals, Inc. (“Company”) adopted a Resolution to empower the Executive Committee, consisting of Chairman Larry Bonafide, Secretary/Treasurer Donita R. Kendig and President Quincy Farber, to negotiate a contract with M Strata, LLC for the acquisition of nine (9) unpatented Eagle Placer Mining Claims. The Resolution further authorized said Committee to offer up to 70,500,000 shares of unregistered common stock upon reaching a final Definitive Agreement with M Strata, LLC.

On November 18, 2017, the committee concluded a final Definitive Agreement with M Strata, LLC containing the following material points:

●	M-Strata, LLC (“Seller”) agreed to forgive all of the outstanding debt owed to it by Company due to the fact that Company was unable to pay said debt. Said outstanding debt owed by Company to Seller exceeded $254,000.

●	Seller will transfer to Company the ownership and title to nine mining claims located in or near Panaca, Nevada known as Eagle 3,4,5,6,7,8 9,10, and 11 upon closing of the transaction which is scheduled prior to the end of November, 2017.

●	Company will issue to Seller or its assigns, 67,500,000 shares of unregistered common stock from the treasury of Company. Seller made no representation or warranty to Company as to the value of any of the mining claims transferred to Company. Any value assigned to the mining claims by Company, for financial reporting purposes, are based on evaluations of Company and its officers and directors only and not based on any evaluation made by Seller. Company acknowledged that Seller has advised it that Seller has not conducted any evaluations of the value of the said mining claims transferred and has also advised Company that Seller has not formed an opinion as to the value of said nine mining claims transferred. (This transaction eliminates the Company from having to pay $10,800 per month for a minimum purchase of Excelerite each month, which the Company is unable to pay.

●	Company shall issue to Seller, or its assigns, 3,000,000 shares of unregistered common stock and Seller shall agree to cancel outstanding debt owed by Company to Seller (which Company does not have the ability to pay) and which amounts to in excess of $254,000.

On November 20, 2017, the Board of Directors voted to ratify the Agreement of November 18, 2017 as signed by the Executive Committee and Seller.

On November 20, 2017, the Board of Directors voted to accept Seller’s letter terminating the First Amended and Restated Mining Agreement dated December 9, 2013, thereby eliminating the Company’s requirement to purchase a minimum of $10,800 of material per month.

On November 20, 2017, for 67,500,000 shares of its Unregistered Common Stock, the Company completed the acquisition of nine (9) Unpatented Placer Mining Claims consisting of approximately 1,000 acres in the vicinity of Panaca, Nevada via Quitclaim Deed filed with the Lincoln County Recorder (NV) and BLM. These claims contain significant deposits of Montmorillonite clay and are valued at $675,000 by the Company on the Company’s balance sheet.

On November 20, 2017, 3,000,000 shares valued at their fair market value of $30,000 were issued to cancel the outstanding debt and the remaining balance of $224,000 was forgiven.

An outline of the agreement was specified in an 8-K filed on November 22, 2017.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our audited financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,”; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the year ended December 31, 2017 and December 31, 2016.   The data should be read in conjunction with the audited consolidated financial statements of the Company and related notes thereto.

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

	Year ended
	December 31,	December 31,
	2017	2016	$ Change	% Change

Revenues	$191,077	$246,495	$(55,418)	-22%
Cost of sales	103,979	96,304	7,675	8%
Gross profit	87,098	150,191	(63,093)	-42%
General and administrative expense	393,913	821,470	(427,557)	-52%
Operating Loss	$(306,815)	$(671,279)	$364,464	-54%

During the year ended December 31, 2017, we decreased general and administrative expenses by $427,557, a decrease of -52% from the year ended December 31, 2016. The decrease is attributable to fewer stock payments for services. Stock payments for services for December 31, 2017 and December 31, 2016 were $222,000 and $509,700 respectively.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	December 31,	December 31,
	2017	2016	$ Change	% Change

Cash	$15,274	$11,092	$4,182	38%
Accounts payable and accrued expenses	21,202	205,490	(184,288)	-90%
Total current liabilities	183,278	342,266	(158,988)	-46%

As of December 31, 2017, cash totaled $15,274 and from the year ended December 31, 2016, cash increased by $4,182.  This cash position was the result of net cash used in operating activities. As of December 31, 2017, Accounts Payable mainly decreased by $184,288 due to the debt settlement with M Strata.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As of December 31, 2017, the Company’s current liabilities exceeded its current assets by $139,781 and it has an accumulated deficit of $14,201,187. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

To The Board of Directors and Stockholders of

U.S. Rare Earth Minerals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of U.S. Rare Earth Minerals, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017

Farmington, Utah

March 30, 2018

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEET

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$15,274	$11,092
Accounts receivable	22,959	9,600
Inventory	5,264	6,272
Total current assets	43,497	26,964

Property and Equipment, Net of Accumulated Depreciation of $283,902 and $266,366 respectively	682,171	24,707

Total assets	$725,668	$51,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	11,304	$37,165
Accounts payable- related party	9,898	168,325
Shareholder Advance	22,700	-
Deferred revenue	4,800	-
Accrued interest	24,576	26,776
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Loan payable	25,000	25,000
Notes Payable	80,000	80,000
Total current liabilities and total liabilities	183,278	342,266

STOCKHOLDERS’ EQUITY (DEFICIT):
Class A Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of December 31, 2017 and 2016, respectively	441	441
Common stock: $0.001 par value; 300,000,000 authorized, 105,416,350 and 28,166,350 shares issued and outstanding as of December 31, 2017 and 2016, respectively	105,416	28,166
Additional paid in capital	14,637,720	13,563,598
Accumulated deficit	(14,201,187)	(13,882,800)
Total stockholders’ equity (deficit)	542,390	(290,595)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$725,668	$51,671

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2017	2016

REVENUES	$191,077	$246,495
Cost of goods sold	103,979	96,304
Gross Profit	87,098	150,191

General, selling and administrative expenses	397,685	821,470
Total operating expenses	397,685	821,470

Operating Loss	(310,587)	(671,279)

Other income (expense):
Interest expense	(7,800)	(7,800)
Loss on settlement of debt	-	(17,677)
Total other income (expense)	(7,800)	(25,477)

Loss before provision for income taxes	(318,387)	(696,756)

Provision for income taxes	-	-

Net Loss	$(318,387)	$(696,756)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average of common shares outstanding	39,493,199	26,505,350

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2017 and 2016

					Additional
	Common Stock		Preferred Stock		Paid in Capital		Accumulated
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Total

Balance January 1, 2016	12,316,350	$12,316	440,500	$441	$12,538,009	$440,059	$(13,186,044)	$(195,219)

Issuance of stock for cash	2,500,000	2,500	-	-	47,500	-	-	50,000

Issuance of stock for services	12,550,000	12,550	-	-	497,150	-	-	509,700

Issuance of stock in exchange for payables	800,000	800	-	-	40,880	-	-	41,680

Net loss	-	-	-	-	-	-	(696,756)	(696,757)

Balance December 31, 2016	28,166,350	$28,166	440,500	$441	$13,123,539	$440,059	$(13,882,800)	$(290,595)

Issuance of stock for services	6,750,000	6,750	-	-	215,250	-	-	222,000

Issuance of stock for mining claims	67,500,000	67,500	-	-	607,500	-	-	675,000

Issuance of stock in exchange for payables	3,000,000	3,000			27,000			30,000

Settlement of accounts payable- related party					224,372			224,372

Net loss	-	-	-	-	-	-	(318,387)	(318,387)

Balance December 31, 2017	105,416,350	$105,416	440,500	$441	$14,197,661	$440,059	$(14,201,187)	$542,390

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(318,387)	$(696,756)
Adjustments to reconcile net loss to net cash provided By (used in) operations:
Depreciation	17,536	27,628
Stock for services	222,000	509,700
Loss on settlement of debt	-	17,677
Changes in assets and liabilities:
Decrease (Increase) accounts receivable	(13,359)	(9,600)
Decrease (Increase) inventory	1,008	(6,272)
Increase (Decrease) accounts payable and accrued expenses	(16,663)	46,285
Increase (Decrease) accounts payable – related party	86,747	168,325
Increase (Decrease) accrued interest	(2,200)	800
Increase in deferred revenue	4,800	-
Net cash provided by (used in) operating activities	(18,518)	(42,389)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from Shares issued for cash	-	50,000
Proceeds from shareholder advances	22,700	-
Net cash provided by financing activities	22,700	50,000

Net increase (decrease) in cash	4,182	7,611
Cash, beginning of period	11,092	3,481
Cash, end of period	$15,274	$11,092

Cash paid for:
Income Taxes	-	-
Interest	$10,000	$7,000

Supplemental schedule of non-cash activities:
Shares issued for Accounts payable – related party	$30,000	$41,680
Forgiveness of Accounts payable – related party	$224,372	-
Shares issued for mining claims – related party	$675,000	$-

The accompanying notes are an integral part of these financial statements.

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. FORMATION AND BUSINESS OF THE COMPANY

Basis of Presentation and Organization

U.S. Rare Earth Minerals, Inc. was incorporated in the state of Nevada on June 9, 2008. As used in these Notes to the Financial Statements, the terms the “Company”, “we”, “us”, “our” and similar terms refer to U.S. Rare Earth Minerals, Inc.

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

Uncollectible Receivables

The Company requires payment before release of product to preclude uncollectible receivables. If terms are granted to an established customer and their receivables are open one year past the due date, these open invoices will be reviewed to determine if they should be charged off at the year end. As of December 31, 2017 and 2016 no balances were charged off.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first out (FIFO) method. As of December 31, 2017 and 2016, all inventory consisted of finished goods of capsules.

Fixed Assets

The Company records fixed assets at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be between five and seven years. Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

At December 31, 2017 and December 31, 2016, the value of mining equipment was $280,834, with accumulated depreciation of $273,877 and $256,950 respectively for a net value of $6,957 and $23,884 respectively. The value of office equipment was $10,239 with accumulated depreciation of $10,024 and $9,416 respectively for a net value of $215 and $823 respectively. At December 31, 2017 and December 31, 2016, the depreciation expense for mining equipment was $16,927 and $25,998 respectively and for office equipment was $608 and $1,630 respectively.

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

Stock based compensation for employees is accounted for using the Stock Based Compensation Topic of the FASB ASC.  We use the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has an accumulated deficit of $14,201,187 and a working capital deficiency of $139,781 as of December 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

As of December 31, 2017 and 2016, a total of $118,237 and $86,610 has not been declared by the Company, respectively.

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

As of December 31, 2017 and 2016, there were 440,500 and 440,500 shares of Class “A” 6% Cumulative, Convertible Voting Preferred Stock issued and outstanding, respectively.

During 2016, at various times, an aggregate of 18,850,000 shares of common stock were issued in exchange for services and consideration. 2,500,000 shares were sold to investors at $0.02 per share; 800,000 shares valued at $0.05 per share were issued for settlement of accounts payable – related party of $24,003 and a loss on settlement of debt in the amount $17,677 was recorded related to this issuance; 6,000,000 shares, valued at $0.04 per share, 1,500,000 shares valued at $0.02 per share and 1,500,000 shares valued at $0.05 per share were issued to Board members; 3,000,000 shares valued at $0.04 per share and 550,000 valued at $0.05 per share were issued to consultants; 3,000,000 shares were issued in error on November 29, 2016, cancelled on November 29, 2016 and returned to the treasury.

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

On November 18, 2017, the Company issued 67,500,000 shares of its unregistered Common Stock to a related party as consideration for acquisition of nine (9) Unpatented Placer Mining Claims valued at $675,000 by the Company and 3,000,000 shares of unregistered Common Stock as payment for outstanding accounts payable- related party valued at $30,000 and the remaining balance of $224,372 of the debt was forgiven and recorded to additional paid-in capital.

As of December 31, 2017 and 2016, there were 105,416,350 and 28,166,350 shares of common stock issued and outstanding, respectively.

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

At December 31, 2017, the Company has recorded accrued interest of $3,997 related to the notes and debentures payable which is included in the $24,576 accrued interest balance on the balance sheet. A $10,000 payment of accrued interest was made in 2017.

At December 31, 2016, the Company has recorded accrued interest of $8,697 related to the notes and debentures payable which is included in the $26,776 accrued interest balance on the balance sheet. A $7,000 payment of accrued interest was made in 2016.

NOTE 6. LOAN PAYABLE

We have two short-term loans totaling $25,000 at December 31, 2017 and 2016. These loans were due in 2012 and as of December 31, 2017 and 2016, are in default. These notes are accruing interest at a rate of 10% per annum. At December 31, 2017 and 2016, the Company has recorded accrued interest of $20,578 and $18,078, respectively related to the loans payable which is included in the $24,576 and $26,776, respectively of accrued interest balance on the balance sheet.

NOTE 7.  INCOME TAXES

The components of the Company’s deferred tax asset are as follows as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Net operating loss carry forward at 21% (2017) and 35% (2016)	$2,318,157	$3,832,590
Valuation allowance	(2,318,157)	(3,832,590)
Net deferred tax allowance	$-	$-

For the fiscal year ended December 31, 2016 the Company measured our U.S. deferred tax assets at a statutory income tax rate of 35%.  The valuation allowance for 2017 decreased by approximately $1,533,000 due to the change in enacted tax rates from 35% in 2016 to 21% in 2017.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

Deferred tax asset consists of accumulated net operating losses of approximately $11,038,000 and $10,950,000 as of December 31, 2017 and 2016, respectively, which expire between 2033 and 2036.

The reconciliation of income tax expense at the U.S. statutory rate of 21% and 35% for the years ended December 31, 2017 and 2016, respectively, is as follows:

	2017	2016
US Statutory rate	21%	35%
Valuation allowance	-21%	-35%
Income tax provision	-	-

The Company had no gross unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods. At December 31, 2017, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. The Company recognizes interest expense and penalties related to unrecognized tax benefits in operating expenses. The Company had no accruals for interest or penalties as December 31, 2017 or December 31, 2016.

The Company files income tax returns in the United States.  The Company has not filed its tax returns since 2014. The Company will file its U.S. federal return for the years ended December 31, 2017, 2016 and 2015 in 2018. Once filed, the 2017 U.S. federal return and those for 2016 and 2015 will be considered as open tax years.  No tax returns are currently under examination by any tax authorities.  The Company has not accrued any additional interest or penalties or the delinquency of our outstanding tax returns as we have incurred net losses in those periods still outstanding.

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

As of December 31, 2016, the Company had an outstanding payable of $3,803 to a company owned by the CEO for packaging services provided during the year. As of December 31, 2017 the balance due is $9,198.

On July 11, 2017 Nathan Marks was appointed as Director and his company is also a customer. The Company had sales of $160,866 and $212,905 during the years ended December 31, 2017 and 2016, respectively, to this company.

The Company made payments of $26,157 and $31,941 to M. Strata, LLC during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company owed M. Strata, LLC $700 and $164,522 related to tonnage fees, respectively.

On November 18, 2017, finalized an Agreement with M Strata, LLC and the Company issued 67,500,000 shares of its unregistered Common Stock to AFCC, LLC (a Wyoming LLC) as consideration for acquisition of nine (9) Unpatented Placer Mining Claims valued at $675,000 by the Company and 3,000,000 shares of unregistered Common Stock as payment for outstanding payables valued at $254,372. The 3,000,000 shares issued for the $254,372 of payables were valued at $30,000 and the remaining balance of $224,372 was forgiven and recorded in additional paid-in capital.

Shareholder Advance

During the year ended December 31, 2017, various shareholders advanced $22,700 to the Company to help pay for operating expenses. The advances don’t have re-payment terms.

NOTE 9. CONCENTRATION

The Company has concentrated sales as follows:

	% of Sales
	2017	2016
Customer #1- related party	86%	87%

The Company has concentrated purchases as follows:

	% of Purchases
	2017	2016
Vendor #1- related party	25%	64%
Vendor #2	31%	-

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has been advised by the Bureau of Land Management that it must prepare and submit an amended plan of remediation for Eagle 4 and related areas where mining and related activities are being conducted and also will be required to submit an environmental assessment as well which will interrupt mining activities. The amended plan of remediation to be submitted may result in increasing the amount of the bond presently posted by the Company.  In addition, the Company has been advised by the BLM that it owes the BLM for materials removed from the mine site in prior years.  The amounts have not been determined.  Management estimates that the cost to be minimal and possibly zero. The Company and the BLM are waiting also for the Army Corps of Engineers to determine if a drainage ditch adjacent to the mine site is a stream, which is regulated by them.  As of December 31, 2017 no determination has been made by the Army Corps of Engineers. No communication has been received from the Army Corps of Engineers since May 2014.

The Company’s Attorney continues an on going dialogue with the Bureau of Land Management and hopes to reach an agreement over an alleged water diversion on U.S. Rare Earth Minerals, Inc. Panaca, NV BLM mine site. It is hoped that the Army Corps of Engineer’s will soon visit the site and render a decision.

NOTE 11. SUBSEQUENT EVENTS

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued and none were noted.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our company’s Principal Executive Officer and Principal Financial Officer concluded that our company’s disclosure controls and procedures are not effective due to the material weaknesses described below. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Age	Position
Larry Bonafide	72	Chairman of the Board and Director
Donita R. Kendig	81	Secretary/Treasurer, Chief Financial Officer and Director
Dave Quincy Farber	40	President, Chief Executive Officer and Director
David Lee	70	Director
Nathan Marks	47	Director

Larry Bonafide (71). On February 10, 2014, the Board of Directors of the Company elected Larry Bonafide a Director of the Company. Mr. Bonafide attended the Pennsylvania State University followed by a successful and rewarding professional career that spanned 45+ years. He had an excellent record of accomplishments as an executive with ChevronTexaco, Marriott, U S Foodservice and Stouffer Restaurants and Inns. He has also been active as an independent Marketing and Business Development consultant.

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

Donita R Kendig (81) attended the University of Nebraska & the University of Arizona and started her career as an accountant. She managed the multiple office Los Angeles firm of Kendig, Stockwell & Gleason (a Professional Law Corporation) for 11 years. Later, she then applied her management skills to turn around the busy Sunset Plaza, Los Angeles restaurant, “Le Petit Four” from a money loser to a multi-million dollar success. Since 1992 she has enjoyed tremendous success as a Professional Artist producing sought after works throughout the world. For 8 years her works were represented by Richard danskin Gallery, El Paseo, Palm Desert, California. Her management and merchandising skills are evidenced by giclee print sales, websites and licensed images. She operates the following websites: www.donikendig.com and www.jewelsnart.com

Dave Quincy Farber (40), is owner of Quincy Bag Company, Inc. in Dubuque, IA (www.quincybag.com). Quincy Bag Company Inc. supplies new & reconditioned FIBCs (bulk bags), woven polypropylene, multi-wall paper, BOPP, burlap, and sandbags to companies in various industries from agriculture and manufacturing to home and garden. He attended University of Dubuque majoring in Aviation. After a short stint in the family business, his entrepreneurial spirit surged to the forefront, as he founded Quincy Bag Company and built it from the ground up. The business is thriving and growing each year. It now has several satellite warehouses and 15 employees. His true passion is to invest in people and businesses that started out like he did. He values the small farms that he supplies bags to as much as the large corporations he does business with.

David Lee (70) is a graduate of El Camino College, Torrance, California, with a degree in Business Administration. Mr. Lee, also, has extensive sales and marketing experience in various industries including Alternative Energy (Photovoltaic and Solar Heating of fluids for domestic and commercial applications). He was General Manager, Solar Division for Reliable Steel Corp., Los Angeles. His other sales experience was for various Wholesale Distributors in the Heating, Ventilating and Air Conditioning (HVAC) including one of the largest Manufacture Direct to Wholesale, Williams Furnace Company, Colton, California.

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

Nathan Marks (47) was raised on a farm leading to his professional career in farm management. After 6 years as a Deputy Sheriff in Idaho, he returned to his roots in farming in 2011 and formed M & M Ag Supply. From its inception M & M Ag Supply has focused on the domestic biologic, organic farming community and has represented USMN’s Excelerite® brand products. In just six years, Nate’s company has become a major factor in the multi-million dollar organic products market. Excelerite® AG is M&M Ag’s number one selling soil amendment.

Larry Bonafide was appointed to the Board of Directors on February 10, 2014.

David Lee was appointed to the Board of Directors on March 24, 2014.

Donita R. Kendig was appointed to the Board of Directors on May 5, 2015.

Nathan Marks was appointed to the Board of Directors on July 11, 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2014, all reports required to be filed were filed on a timely basis.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2017 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2017 (i) by each person who is known by us to beneficially own more than five percent of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

Title of Class	Name & Address of Beneficial Owner	Office, If Any	Amount & Nature of Beneficial Ownership (1)	Percent of Class (2)
Common Stock $0.001 par value	Lawrence W. Bonafide 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Director	4,376,858	4.15

Common Stock $0.001 par value	Donita R. Kendig 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Chief Financial Officer, Secretary/Treasurer and Director	3,750,000	3.55

Common Stock $0.001 par value	Dave Quincy Farber 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Chief Executive Officer, President and Director	3,600,000	3.41

Common Stock $0.001 par value	David Lee 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Director	1,602,000	1.51

Common Stock $0.001 par value	Nathan Marks 78-365 Hwy 111, Suite 287 La Quinta, CA 92253	Director	1,501,854	1.42

Common Stock $0.001 par value	AFCC, LLC 1621 Central Ave Cheyenne, WY 82001	Affiliate	70,500,000	66.9

	Beneficial Owners and all officers and directors as a group		85,330,712	80.96

(1)	Beneficial Ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.
(2)	Based on 105,416,350 shares of our Common Stock outstanding as of December 31, 2017.

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

As of December 31, 2016, the Company had an outstanding payable of $3,803 to a company owned by the CEO for packaging services provided during the year. As of December 31, 2017 the balance due is $9,198.

On July 11, 2017 Nathan Marks was appointed as Director and his company is also a customer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2017 and review of our interim financial statements for the first, second and third quarters of 2017 is approximately $19,000. The aggregate fees billed by our auditors, Heaton & Company, PLLC and MaloneBailey LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2016 and review of our interim financial statements for the first, second and third quarters of 2016 was approximately $29,000.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

No tax preparation fees were billed for the fiscal years ended December 31, 2017 and 2016.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2014, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Rare Earth Minerals, Inc.
(Registrant)

By:	/s/ D. Quincy Farber
Name:	D. Quincy Farber
Title:	Chief Executive Officer and Director

Dated: April 2, 2018

By:	/s/ Donita Kendig
Name:	Donita Kendig
Title:	Chief Financial Officer and Director
Dated: March 29, 2018

Date April 2, 2018