Form 10-Q
period 2018-03-31
U.S. RARE EARTH MINERALS, INC
filed 2018-05-15
CIK 1445815

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2018

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

There were 107,436,350 shares of common stock outstanding as of May 15, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEET

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,136	$15,274
Accounts receivable	2,039	22,959
Inventory	6,721	5,264
Total current assets	13,896	43,497

Property and Equipment, Net of Accumulated Depreciation of $288,265 and $283,902 respectively	677,808	682,171

Total assets	$691,704	$725,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	10,903	$11,304
Accounts payable- related party	9,198	9,898
Shareholder Advance	22,300	22,700
Deferred revenue	-	4,800
Accrued interest	26,526	24,576
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Loan payable	25,000	25,000
Notes Payable	80,000	80,000
Total current liabilities and total liabilities	178,927	183,278

STOCKHOLDERS’ EQUITY (DEFICIT):
Class A Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of March 31, 2018 and December 31, 2017	441	441
Common stock: $0.001 par value; 300,000,000 authorized, 105,416,350 shares issued and outstanding as of March 31, 2018 and December 31, 2017	105,416	105,416
Additional paid in capital	14,637,720	14,637,720
Accumulated deficit	(14,230,800)	(14,201,187)
Total stockholders’ equity (deficit)	512,777	542,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$691,704	$725,668

The accompanying notes are an integral part of these unaudited financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

REVENUES	$13,316	$7,436
Cost of goods sold	15,249	13,673
Gross Profit	(1,933)	(6,237)

General, selling and administrative expenses	25,730	56,399
Total operating expenses	25,730	56,399

Operating Loss	(27,663)	(62,636)

Other income (expense):
Interest expense	(1,950)	(1,950)
Total other income (expense)	(1,950)	(1,950)

Loss before provision for income taxes	(29,613)	(64,586)

Provision for income taxes	-	-

Net Loss	$(29,613)	$(64,586)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average of common shares outstanding	105,416,350	24,438,017

The accompanying notes are an integral part of these unaudited financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(29,613)	$(64,586)
Adjustments to reconcile net loss to net cash provided By (used in) operations:
Depreciation	4,363	4,363
Changes in assets and liabilities:
Decrease (Increase) accounts receivable	20,920	9,600
Decrease (Increase) inventory	(1,457)	440
Increase (Decrease) accounts payable and accrued expenses	(401)	(2,574)
Increase (Decrease) accounts payable – related party	(700)	42,766
Increase (Decrease) accrued interest	1,950	1,949
Increase in deferred revenue	(4,800)	-
Net cash provided by (used in) operating activities	(9,738)	(8,042)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Repayment of shareholder advances	(400)	-
Net cash provided (used) by financing activities	(400)	-

Net increase (decrease) in cash	(10,138)	(8,042)
Cash, beginning of period	15,274	11,092
Cash, end of period	$5,136	$3,050

Cash paid for:
Income Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of the three months ended March 31, 2018, are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2018.

U.S. Rare Earth Minerals, Inc. was incorporated in the state of Nevada on September 9, 2008.

As used in these Notes to the Financial Statements, the terms the "Company", "we", "us", "our" and similar terms refer to U. S. Rare Earth Minerals, Inc.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $165,031 as of March 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 2. Capital Stock

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

As of March 31,2018 and 2017, a total of $126,618 and $94,517 has not been declared by the Company, respectively.

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

As of March 31, 2018 and December 31, 2017, there were 440,500 and 440,500 shares of Class “A” 6% Cumulative, Convertible Voting Preferred Stock issued and outstanding, respectively.

 On January 13, 2017, 4,350,000 common shares were cancelled.

On April 25, 2017, the Company issued 8,100,000 shares of common stock to 3 directors and various consultants for past services rendered. The fair value of these shares is $0.02 per share based on the stock price; thus $162,000 was recognized as stock-based compensation. Also, on that date, the Company issued 3,000,000 shares of common stock to two consultants. The fair market value of these shares is $0.02 per share based on the stock price; thus $60,000 was recognized as stock-based compensation.

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

As of March 31, 2018, and December 31, 2017, there were 105,416,350 shares of common stock issued and outstanding.

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3. Notes and Debentures Payable, Loan Payable

In 2009, the Company received multiple set of funds and the terms of each note payable are set forth: $5,000 note payable due upon demand and then in 2013 an $80,000 note bearing 6% per annum, simple interest, payable on or before August 23, 2013. The Company and note holders are in discussions with respect to the payoff of the notes as they both are in default.

We have two short-term loans totaling $25,000 at March 31, 2018 and December 31, 2017. These loans were due in 2012 and as of March 31, 2018 and December 31, 2017, are in default. These notes are accruing interest at a rate of 10% per annum.

At March 31, 2018, the Company has recorded accrued interest of $1,950 related to the debts above which is included in the $26,526 accrued interest balance on the balance sheet.

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

As of March 31, 2018 and December 31, 2017, the Company had an outstanding payable of $9,198 to a company owned by the CEO for packaging services provided in year 2017.

On July 11, 2017 Nathan Marks was appointed as Director and his company is also a customer. The Company had no sales during the three months period ended March 31, 2018 and 2017 to this company.

The Company made payments of $700 to M. Strata, LLC during the three months ended March 31, 2018. As of March 31, 2018, and December 31, 2017, the Company owed M. Strata, LLC $nil and $700 related to tonnage fees, respectively.

Shareholder Advance

During the year ended December 31, 2017, various shareholders advanced $22,700 to the Company to help pay for operating expenses. The advances don’t have re-payment terms.

During the three months ended March 31, 2018, the Company made payments of $400. The balance owed as of March 31, 2018 is $22,300.

Note 5. Commitments and Contingencies

The Company has been advised by the Bureau of Land Management that it must prepare and submit an amended plan of remediation for Eagle 4 and related areas where mining and related activities are being conducted and also will be required to submit an environmental assessment as well which will interrupt mining activities. The amended plan of remediation to be submitted may result in increasing the amount of the bond presently posted by the Company.  In addition, the Company has been advised by the BLM that it owes the BLM for materials removed from the mine site in prior years.  The amounts have not been determined.  Management estimates that the cost to be minimal and possibly zero. The Company and the BLM are waiting also for the Army Corps of Engineers to determine if a drainage ditch adjacent to the mine site is a stream, which is regulated by them.  As of March 31, 2018, no determination has been made by the Army Corps of Engineers. No communication has been received from the Army Corps of Engineers since May 2014.

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 5. Commitments and Contingencies (cont’d)

The Company’s Attorney continues an on going dialogue with the Bureau of Land Management and hopes to reach an agreement over an alleged water diversion on U.S. Rare Earth Minerals, Inc. Panaca, NV BLM mine site. It is hoped that the Army Corps of Engineer’s will soon visit the site and render a decision.

Note 6. Subsequent Events

The Board of Directors, on April 12, 2018, accepted the resignation of CFO, Secretary/Treasurer and Director Donita R. Kendig. Concurrently, the Board of Directors authorized the issuance of 463,636 shares of the Company’s common stock, valued at $0.033 per share to Ms. Kendig as payment in full for an outstanding payable of $15,300. The Board also voted to issue as a severance bonus for Ms. Kendig an additional 556,364 shares valued at $0.033 per share.

Also on April 12, 2018, the Board of Directors authorized the issuance of 381,818 shares of the Company’s common stock, valued at $0.033 per share to D. Quincy Farber, Officer and Director, as payment in full for an outstanding payable of $12,600.  The Board also voted to issue an additional 618,182 shares valued at $0.033 per share to Mr. Farber for past services rendered.

On April 12, 2018, the Board of Directors of the Company elected current Chairman and Director of the Company, Larry Bonafide to Chief Financial Officer, Secretary/Treasurer. Mr. Bonafide will also continue as Chairman.

Mr. Bonafide has served as a Director of the Company since his election to the Board on February 10, 2014.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,	March 31,
	2018	2017	$ Change	% Change

Revenues	$13,316	$7,436	$5,880	79%
Cost of sales	15,249	13,673	1,576	12%
Gross (loss)	(1,933)	(6,237)	4,304	(69)%
Operating expenses	25,730	56,399	(30,669)	(54)%
Operating (loss)	$(27,663)	$(62,636)	$(34,973)	(56)%

The substantive reduction to operating loss was primarily due to lack of revenue generating business in the current quarter, resulting in a reduction to general, administrative and selling expenses over the comparative three month periods.

While gross revenue increased period over period in the three months ended March 31, 2018 and 2017, the cost of sales also increased. Over each of the comparative periods the cost of sales was more than the revenue recorded resulting in gross losses of $1,933 and $6,237 respectively during the three months ended March 31, 2018 and 2017.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	December 31,
	2018	2017	$ Change	% Change

Total current assets	$13,896	$43,497	$(29,601)	(68)%
Total current liabilities	178,927	183,278	(4,351)	(2)%
Working capital (deficit)	(165,031)	(139,781)	(25,250)	18%

The reduction to total current assets is predominantly related to collection of accounts receivable in the current period which amounts were used for ongoing operations and to reduce our outstanding accounts payable.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $165,031 as of March 31, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On April 12, 2018, the Board of Directors authorized the issuance of 463,636 shares of the Company’s common stock, valued at $0.033 per share to Ms. Kendig, former officer and director, as payment in full for an outstanding payable of $15,300. The Board also voted to issue as a severance bonus for Ms. Kendig an additional 556,364 shares valued at $0.033 per share.

Also on April 12, 2018, the Board of Directors authorized the issuance of 381,818 shares of the Company’s common stock, valued at $0.033 per share to D. Quincy Farber, Officer and Director, as payment in full for an outstanding payable of $12,600.  The Board also voted to issue an additional 618,182 shares valued at $0.033 per share to Mr. Farber for past services rendered.

All stock issuances discussed in this section under the heading Recent Sales of Unregistered Securities, were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of the shares were to persons well known to the Company and did not involve any public offerings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

The Board of Directors, on April 12, 2018, accepted the resignation of CFO, Secretary/Treasurer and Director Donita R. Kendig.

On April 12, 2018, the Board of Directors of the Company elected current Chairman and Director of the Company, Larry Bonafide to Chief Financial Officer, Secretary/Treasurer. Mr. Bonafide will also continue as Chairman.

Mr. Bonafide has served as a Director of the Company since his election to the Board on February 10, 2014.

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

U.S. RARE EARTH MINERALS, INC

Dated: May 15, 2018	By	/s/ D. Quincy Farber
D. Quincy Farber
Chief Executive Officer, President and Director

Dated: May 15, 2018	By	/s/ Larry Bonafide
Larry Bonafide
Chief Financial Officer, Secretary-Treasurer and Director

