Form 10-Q
period 2018-06-30
U.S. RARE EARTH MINERALS, INC
filed 2018-07-31
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2018

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

There were 110,436,350 shares of common stock outstanding as of July 24, 2018.

 i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

U.S. RARE EARTH MINERALS, INC.

BALANCE SHEET

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,368	$15,274
Accounts receivable	4,800	22,959
Inventory	6,594	5,264
Total current assets	12,762	43,497

Property and Equipment, Net of Accumulated Depreciation of $288,265 and $283,902 respectively	673,445	682,171

Total assets	$686,207	$725,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	2,435	$11,304
Accounts payable- related party	9,198	9,898
Shareholder Advance	-	22,700
Deferred revenue	-	4,800
Accrued interest	28,476	24,576
10% Series A Senior (non-subordinated) debentures	5,000	5,000
Loan payable	25,000	25,000
Notes Payable	80,000	80,000
Total current liabilities and total liabilities	150,109	183,278

STOCKHOLDERS’ EQUITY (DEFICIT):
Class A Preferred stock: $0.001 par value; 50,000,000 authorized, 440,500 shares issued and outstanding as of June 30, 2018 and December 31, 2017	441	441
Common stock: $0.001 par value; 300,000,000 authorized, 110,436,350 and 105,416,350 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	110,436	105,416
Additional paid in capital	14,771,741	14,637,720
Accumulated deficit	(14,346,520)	(14,201,187)
Total stockholders’ equity (deficit)	536,098	542,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$686,207	$725,668

The accompanying notes are an integral part of these unaudited financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 Months Ended		For the 6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

REVENUES	$20,310	$39,472	$33,626	$46,909
Cost of goods sold	8,115	19,396	23,364	33,305
Gross Profit	12,195	20,076	10,262	13,604

OPERATING EXPENSES:
General, selling and administrative expenses	124,865	278,543	150,595	334,942
Total operating expenses	124,865	278,543	150,595	334,942

Operating Income (Loss)	(112,670)	(258,467)	(140,333)	(321,338)

Other income (expense):
Interest expense	(3,050)	(1,950)	(5,000)	(3,900)
Total other expense	(3,050)	(1,950)	(5,000)	(3,900)

Net Income (Loss)	$(115,720)	$(260,417)	$(145,333)	$(325,238)

Net Income (Loss) per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average of common shares outstanding	108,653,493	31,866,899	107,043,864	27,863,864

See accompanying notes to the unaudited financial statements.

U.S. RARE EARTH MINERALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(145,333)	$(325,238)
Adjustments to reconcile net loss to net cash provided By (used in) operations:
Depreciation	8,726	8,795
Stock for services	111,141	222,000
Stock for interest on debt settlement	1,100	-
Changes in assets and liabilities:
Decrease (Increase) accounts receivable	18,159	9,600
Decrease (Increase) inventory	(1,330)	620
Increase (Decrease) accounts payable and accrued expenses	(4,369)	7,343
Increase (Decrease) accounts payable – related party	(700)	61,540
Increase (Decrease) accrued interest	3,900	3,900
Increase (Decrease) in deferred revenue	(4,800)	-
Net cash provided by (used in) operating activities	(13,506)	(11,440)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Bank overdraft	-	348
Repayment of shareholder advances	(400)	-
Net cash provided (used) by financing activities	(400)	348

Net increase (decrease) in cash	(13,906)	(11,092)
Cash, beginning of period	15,274	11,092
Cash, end of period	$1,368	$-

Cash paid for:
Income Taxes	$-	$-
Interest	$-	$-

Supplemental Non-Cash Activities
Stock issued to settle accounts payable	$4,500	-
Stock issued to settle shareholder advances	9,618	-
Forgiveness of related party debt allocated to additional paid in capital from stock settled advances	12,682	-

The accompanying notes are an integral part of these unaudited financial statements.

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

AS AT JUNE 30, 2018

(UNAUDITED)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the financial statements as of the six months ended June 30, 2018, are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $137,347 as of June 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital sufficient to meet its minimal operating expenses by seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

AS AT JUNE 30, 2018

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

These shares are issued as Class “A” 6% Cumulative, Convertible Voting Preferred Stock. Each share is valued at $1.00 per share for purposes of calculating interest and for conversion purposes and accrues interest at 6% per annum from the date of issue. Interest is cumulative for a maximum of two years and compounds annually. Interest accrued thereon shall become due and payable and shall be paid by the Company on or prior to thirty (30) days after the second anniversary of issue date and each consecutive two-year period thereafter.

As of June 30, 2018, and 2017, a total of $126,618 and $94,517 has not been declared by the Company, respectively.

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

As of June 30, 2018, and December 31, 2017, there were 440,500 shares of Class “A” 6% Cumulative, Convertible Voting Preferred Stock issued and outstanding, respectively.

Share issuances during the fiscal year ended December 31, 2017

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

Share issuances during the six months ended June 30, 2018

On April 12, 2018, the Company issued 845,454 shares of the Company’s common stock to a director and a former director and officer, in respect of $27,900 in outstanding advances and accrued interest thereon, as well as outstanding accounts payable. Included in the amount settled was $22,300 in advances payable, $4,500 in accounts payable and $1,100 in accrued interest. The fair market value of the shares on issue date was $0.018 per share, or $15,218, and therefore the Company has recorded forgiveness of debt in respect to the transaction of $12,682, which amount has been allocated to Additional Paid in Capital.

On April 12, 2018, the Company issued a total of 1,174,546 shares of the Company’s common stock to a director and a former director for services rendered. The fair market value of the shares on the date of issue was $0.018 per share based on the Company’s quoted market price on OTCMarkets; therefore, the Company recorded $21,142 as stock-based compensation in respect of the issued shares.

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

AS AT JUNE 30, 2018

(UNAUDITED)

Note 2. Capital Stock (continued)

On May 16, 2018, the Company issued 3,000,000 shares of common stock to our Chairman, CFO and Secretary/Treasurer in respect of services rendered. The fair market value of the shares was $0.03 per share on the date of issue based on the Company’s quoted market price on OTCMarkets; therefore, $90,000 was recognized as stock-based compensation in respect of this share issuance.

As of June 30, 2018, and December 31, 2017, there were 110,436,350 and 105,416,350 shares of common stock issued and outstanding, respectively.

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

We have two short-term loans totaling $25,000 at June 30, 2018 and December 31, 2017. These loans came due in 2012 and as of June 30, 2018 and December 31, 2017, are in default. These notes accrue interest at a rate of 10% per annum.

During the six months ended June 30, 2018 and 2017, the Company has recorded accrued interest of $3,900 and $3,900 respectively, in relation to the aforementioned loans, which amounts are included in the $28,476 and $24,576 as “Accrued interest” on the Company’s balance sheets.

Note 4. Related Party Transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

As of June 30, 2018, and December 31, 2017, the Company had an outstanding payable of $9,198 to a company owned by the CEO for packaging services provided in year 2017.

On July 11, 2017 Nathan Marks was appointed as Director and his company is also a customer. The Company had no sales during the six month periods ended June 30, 2018 and 2017 to this company.

The Company made payments of $700 to M. Strata, LLC during the six months ended June 30, 2018. As of June 30, 2018, and December 31, 2017, the Company owed M. Strata, LLC $nil and $700 related to tonnage fees, respectively.

On April 12, 2018, the Company accepted the resignation of CFO, Secretary/Treasurer and Director Donita R. Kendig. Concurrently, the Board of Directors authorized the issuance of a severance bonus for Ms. Kendig by way of 556,364 shares. (ref: Note 2). Concurrently, the Board of Directors appointed our Chairman and Director of the Company, Larry Bonafide to fill the position of Chief Financial Officer, and Secretary/Treasurer. Mr. Bonafide will also continue as Chairman.

On April 12, 2018, the Board of Directors authorized the issuance of 618,182 shares of the Company’s common stock to D. Quincy Farber, Officer and Director, for past services rendered. (ref: Note 2)

On May 16, 2018 the Company issued 3,000,000 shares of common stock to Mr. Larry Bonafide, our Chairman, CFO and Secretary/Treasurer in respect of services rendered. (re: Note 2)

Shareholder Advances

During the year ended December 31, 2017, two shareholders, officers and directors, advanced $22,700 to the Company to help pay for operating expenses. The advances have no specific terms of repayment.

During the six months ended June 30, 2018, the Company made payments of $400 to reduce the balance payable.

On April 12, 2018, the Company issued 845,454 shares of the Company’s common stock to two shareholders, officers and directors in respect of a cumulative amount of $27,900 in outstanding advances and accrued interest thereon. Included in the total amount settled was $22,300 in advances payable, $1,100 in accrued interest and $4,500 from accounts payable – related party. (ref: Note 2)

U.S. RARE EARTH MINERALS, INC.

NOTES TO FINANCIAL STATEMENTS

AS AT JUNE 30, 2018

(UNAUDITED)

Note 5. Commitments and Contingencies

The Company has been advised by the Bureau of Land Management that it must prepare and submit an amended plan of remediation for Eagle 4 and related areas where mining and related activities are being conducted and also will be required to submit an environmental assessment as well which will interrupt mining activities. The amended plan of remediation to be submitted may result in increasing the amount of the bond presently posted by the Company.  In addition, the Company has been advised by the BLM that it owes the BLM for materials removed from the mine site in prior years.  The amounts have not been determined.  Management estimates that the cost to be minimal and possibly zero. The Company and the BLM are waiting also for the Army Corps of Engineers to determine if a drainage ditch adjacent to the mine site is a stream, which is regulated by them.  As of June 30, 2018, no determination has been made by the Army Corps of Engineers. No communication has been received from the Army Corps of Engineers since May 2014.

The Company’s Attorney continues an on going dialogue with the Bureau of Land Management and hopes to reach an agreement over an alleged water diversion on U.S. Rare Earth Minerals, Inc. Panaca, NV BLM mine site. It is hoped that the Army Corps of Engineers will soon visit the site and render a decision.

Note 6. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

RESULTS OF OPERATIONS

The following table shows the financial data of the statements of operations of the Company for the three and six months ended June 30, 2018:

Three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change

Revenues	$20,310	$39,472	$(19,162)	(48)%
Cost of sales	8,115	19,396	(11,281)	(58)%
Gross profit	12,195	20,0767	(7,882)	(39)%
Operating expenses	124,865	278,543	(153,678)	(55)%
Operating (loss)	$(112,670)	$(258,467)	$145,797	(56)%

The substantive reduction to operating loss was primarily due to lack of revenue generating business in the current quarter, resulting in a reduction to general, administrative and selling expenses over the comparative three month periods.

Gross revenue decreased period over period in the three months ended June 30, 2018 and 2017, and the cost of sales decreased accordingly. During the comparative three month periods ended June 30, 2018 and 2017 the Company recorded gross profits of $12,195 and $20,076 respectively. Profits from sales were not sufficient to meet our associated operating expenses.

Six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,	June 30,
	2018	2017	$ Change	% Change

Revenues	$33,626	$46,909	$(13,281)	(28)%
Cost of sales	23,364	33,305	(9,941)	(30)%
Gross profit	10,262	13,604	(3,342)	(25)%
Operating expenses	150,595	334,942	(184,347)	(55)%
Operating (loss)	$(140,333)	$(321,338)	$181,005	(56)%

The substantive reduction to our operating loss period over period was primarily due to lack of revenue generating business in the period, resulting in a reduction to general, administrative and selling expenses over the comparative six month periods. Operating expenses period over period include stock based of compensation of $111,141 and $222,000 respectively for the six months ended June 30, 2018.

Gross revenue decreased period over period in the six months ended June 30, 2018 and 2017, and the cost of sales decreased accordingly. During the comparative six month periods ended June 30, 2018 and 2017 the Company recorded gross profits of $10,262 and $13,604 respectively. Profits from sales were not sufficient to meet our associated operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	June 30,	December 31,
	2018	2017	$ Change	% Change

Total current assets	$12,762	$43,497	$(30,735)	(71)%
Total current liabilities	150,109	183,278	(33,169)	(18)%
Working capital (deficit)	(137,347)	(139,781)	2,434	2%

The reduction to total current assets is predominantly related to collection of accounts receivable in the current period which amounts were used for ongoing operations and to reduce our outstanding accounts payable. Further the reduction to current liabilities is predominantly related to the settlement of certain outstanding accounts payable, accrued interest and shareholder advances by way of the issuance of common shares to reduce liabilities by $27,900. In respect of the settlement of debt in the amount of $27,900, the Company allocated $12,682 as forgiveness of debt due to the fact that the deemed value of the settlement shares was more than the fair market value on the date of issuance. This amount recorded as debt forgiveness was allocated to Additional Paid In Capital.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. To date, the Company has generated minimal revenue and has a working capital deficiency of $137,347 as of June 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty. We will need to raise funds or implement our business plan to continue operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital sufficient to meet its minimal operating expenses by seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of finished products and the sale of product obtained from our mining contractor by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

The Company recognizes revenue when the earnings process is complete and persuasive evidence of an arrangement exists. This generally occurs for our recorded revenues when the sales transaction has been completed, payment has been collected and ownership of the product has been transferred to a third party for shipment.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company’s principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

None.

ITEM 1A.	RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

There were no sales of equity securities sold during the period covered by this Report that were not previously included in a Current Report on Form 8-K other than:

On May 16, 2018, the Company issued 3,000,000 shares of common stock to our Chairman, CFO and Secretary/Treasurer in respect of services rendered. The fair market value of the shares was $0.03 per share on the date of issue based on the Company’s quoted market price on OTCMarkets; therefore, $90,000 was recognized as stock-based compensation in respect of this share issuance.

All stock issuances discussed in this section under the heading Recent Sales of Unregistered Securities, were exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuances of the shares were to persons well known to the Company and did not involve any public offerings.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

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

U.S. RARE EARTH MINERALS, INC

Dated: July 30, 2018	By	/s/ D. Quincy Farber
D. Quincy Farber
Chief Executive Officer, President and Director

Dated: July 30, 2018	By	/s/ Larry Bonafide
Larry Bonafide
Chief Financial Officer, Secretary-Treasurer and Director

