Form 10-Q
period 2018-09-30
BIOXYTRAN, INC
filed 2018-11-08
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 333-154912

BIOXYTRAN, INC.

Formerly U.S. Rare Earth Minerals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Needham Street, Suite 300, Newton, MA	02464
(Address of principal executive offices)	(Zip Code)

617-454-1199

(Registrant’s telephone number, including area code)

23 South 6th Panaca, NV 89042

(Former Address, if Changed Since the Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2018
Common Stock, $0.001 par value per share	85,103,673 shares

BIOXYTRAN, INC. (formerly U.S. Rare Earth Minerals, Inc.)
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we,” “us,” “our,” “BIXT,” or “Company,” refer to the consolidated operations of Bioxytran, Inc. (formerly U.S. Rare Earth Minerals, Inc.).

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Condensed Financial Statements: Bioxytran, Inc. (formerly U.S. Rare Earth Minerals, Inc.), September 30, 2018

BIOXYTRAN, INC. (formerly U.S. Rare Earth Minerals, Inc.)

CONSOLIDATED CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$2,831	$110
Total current assets	2,831	110

Total assets	$2,831	$110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$45,262	$-
Accounts payable related party	7,347	1,419
Total current liabilities	52,609	1,419

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 85,103,673 issued and outstanding as of September 30, 2018, and 85,103,673 issued and outstanding as of December 31, 2017	85,104	85,104
Additional paid in capital	-	-
Accumulated deficit	(134,882)	(86,413)
Total stockholders’ equity (deficit)	(49,778)	(1,309)

Total liabilities and stockholders’ equity (deficit)	$2,831	$110

See the accompanying notes to these condensed unaudited financial statements

BIOXYTRAN, INC. (formerly U.S. Rare Earth Minerals, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Operating expenses:
General and administrative	$47,524	$48,469
Total operating expenses	47,524	48,469

Loss from operations	(47,524)	(48,469)

Other (expense):
Interest expense	-	-

Net loss before provision for income taxes	(47,524)	(48,469)

Provision for income taxes	-	-

NET LOSS	$(47,524)	$(48,469)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	85,103,673	85,103,673

U.S. Rare Earth Minerals, Inc. reverse-merged with Bioxytran, Inc. on September 21, 2018, and Bioxytran, Inc wasn’t incorporated until October 5, 2017. Therefore, there is no comparative information presented for the nine months ended September 30, 2017.

See the accompanying notes to these condensed unaudited financial statements

BIOXYTRAN, INC. (formerly U.S. Rare Earth Minerals, Inc.)

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(unaudited)

Nine months ended
September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	45,262
Accounts payable related party	5,928
Net cash provided by operating activities	2,721

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used for investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	-

Net increase (decrease) in cash	2,721
Cash, beginning of period	110
Cash, end of period	$2,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$-

U.S. Rare Earth Minerals, Inc. reverse-merged with Bioxytran, Inc. on September 21, 2018, and Bioxytran, Inc wasn’t incorporated until October 5, 2017. Therefore, there is no comparative information presented for the nine months ended September 30, 2017.

See the accompanying notes to these condensed unaudited financial statements

BIOXYTRAN, INC. (formerly U.S. Rare Earth Minerals, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2018

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company,” formerly U.S. Rare Earth Minerals, Inc.) is an early-stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues, in a safe and efficient manner. If it is not addressed, lack of oxygen to tissues, or hypoxia, results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. The Company’s initial focus is the treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. We believe that ours is a novel approach that will result in the creation of safe drug alternatives to existing therapies for effectively addressing hypoxic conditions in humans. Our drug development efforts are guided by specialists in co-polymer chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

Organization, Reincorporation, and Merger with U.S. Rare Earth Minerals, Inc.

Bioxytan, Inc., was organized on October 5, 2017, as a Delaware corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001.

On September 17, 2018, the Company announced an Agreement and Plan of Merger and Reorganization among Bioxytran, Inc., U.S. Rare Earth Minerals, Inc. (“USMN”) and Bioxy Acquisition Corp. (the “Merger”). The Merger closed on September 21, 2018 (the “Acquisition Date”). After the consummation of the Merger, the Company is a wholly-owned subsidiary of USMN, and USMN (renamed Bioxytran, Inc.) is the continuing registrant and reporting company. Each outstanding share of the Company’s common stock was converted into 5.10580 shares of USMN common stock. Immediately after the Merger, the Company’s former shareholders own a majority of the voting common stock of the combined company and control the combined company’s board of directors, and the Company’s officers are now the officers of the combined company. The Merger was accounted for as a reverse acquisition, with the Company as the accounting acquirer. The Company’s accompanying historical financial statements will replace USMN’s historical financial statements when presentation of financial statements prior to the Acquisition Date is required in future filings with the U.S. Securities and Exchange Commission (“SEC”). The operations and results of USMN are consolidated with the Company from the Acquisition Date forward. The combined company has elected to continue using December 31 as its year-end.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by Bioxytran, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2018, the Company had cash of $2,831 and a negative working capital of $49,778. From October 5, 2017 (date of inception) through September 30, 2018, the Company has not yet generated any revenues, and has incurred cumulative net losses of $134,882. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

BIOXYTRAN, INC. (formerly U.S. Rare Earth Minerals, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2018

From October 5, 2017 (date of inception) through September 30, 2018, the Company has not raised any cash proceeds from the issuance of debt or common stock. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2019 and is pursuing alternative opportunities to funding.

The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 – STOCKHOLDERS’ EQUITY

At a Board of Director’s Meeting on July 30, 2018, the Company authorized a reverse split that resulted in a reduction of the number of outstanding and issued shares of both common and preferred stock so that after the split became effective, the shares of both common and preferred stock were reduced to 1 share for each 30 shares currently issued and outstanding. The effect on the Balance Sheet is a transfer of value from stock value at par to Additional Paid-in Capital (APIC). As a result of the one (1) for thirty (30) reverse stock split, the Company will continue to be authorized to issue 300,000,000 shares of Common Stock. The impact of the reverse stock split has been retroactively applied to all periods presented, and all references to common and preferred stock in the footnotes are assumed to be post-split unless otherwise indicated.

Preferred stock

As of July 30, 2018, and prior to the reverse stock split, there were 440,500 outstanding shares of the Company’s Preferred Stock. After the reverse stock split that was effective on August 13, 2018, the Company’s outstanding shares of preferred stock was 14,683 and the authorized preferred stock of 50,000,000 shares remained unchanged.

On September 20, 2018 the total of 9,999 shares of Preferred Stock were returned to treasury as a result of a Merger, (please see 8-K statement filed on September 24, 2018 and its financial amendment 8-K/A filed on October 29, 2018, for more detailed information about the merger and asset purchase agreement).

The change of control of ownership resulted in the mandatory conversion of all of the outstanding shares of the Company’s Class A 6% Cumulative Convertible Voting Preferred Stock, par value $.001 per share (“Preferred Stock”), with 5 shares of common stock, par value $.001 per share (the “Common Stock”) of the Company, being issued for each outstanding share of Preferred Stock, as well as combined accrued interest.

As of September 30, 2018, no preferred shares have been designated or issued.

Common stock

As of July 30, 2018, and prior to the reverse stock split, there were 111,336,350 shares of Common Stock outstanding. As a result of the reverse stock split that was effective on August 13, 2018, there were approximately 3,711,204 shares of Common Stock outstanding. A total of 30,000 shares, included in the above count, had on July 30, 2018 been issued as a settlement of accounts payable for a related party.

On September 21, 2018, the Company completed a series of transactions as a result of a Merger, (please see 8-K statement filed on September 24, 2018 and its financial amendment 8-K/A filed on October 29, 2018, for more detailed information about the merger and asset purchase agreement).

BIOXYTRAN, INC. (formerly U.S. Rare Earth Minerals, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2018

As consideration for the Merger, the stockholders of Bioxytran were issued 76,586,937 shares of common stock of the Company. The Merger was structured as a tax-free reorganization.

A 6% secured promissory note in the principal amount of $110,000, including all interest had been in default since August 23, 2013. The Note was secured by substantially all of the assets of the Company. As consideration for the satisfaction of the obligation and as a condition to the Settlement, the Company agreed to divest substantially all of its assets and remaining liabilities to an affiliate of the creditor and former majority stockholder of the Company. The creditor agreed to release all liens upon the completion of the asset sale. Included in the Settlement a former majority stockholder of the Company received 4,455,856 shares of common stock, while the former Directors and Officers received 850,732 shares of common Stock.

An additional 30,500 shares of common stock were issued as a result of a mandatory conversion of 4,681 shares preferred stock, convertible 5:1 while, 7,095 shares of common stock were issued in form of accrued 6% annual combined interest on the preferred stock. An additional 9,999 shares of preferred stock were returned to treasury.

As of September 30, 2018, and after completion of the above transactions, the Company has 85,103,673 shares of Common Stock issued and outstanding.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company’s executive officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The employment agreements do not provide for the payment of any compensation to our executive officers.

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable. During the period of these quarterly statements from December 31, 2017 to September 30, 2018, and through the issuance of these financial statements, the Company was not involved in any legal proceedings.

NOTE 6 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued.

On October 3, 2018, the Company made a 14F-1 filing with the SEC, announcing that on September 21, 2018 there was a change of control of the majority ownership of the Company with the Dr. David Platt, the new Chairman, President and Chief Executive Officer, and Mr. Ola Soderquist, Chief Financial Officer, holding together approximately 77% of the issued and outstanding common stock of the Company, as well of an upcoming change of the Board of Directors. The information statement has also been posted on the Company’s web-site (http://www.bioxytraninc.com/info14f-12018/) and mailed out to the shareholders on October 15, 2018. On October 26, 2018 the Company announced through issuance of an 8-K filing that the changes of control and ownership have entered into effect.

On October 3, 2018, the Company made a PRE 14C filing with the SEC, followed with a DEF 14C filing on October 15. The purpose of the filing is for the shareholders to ratify the asset sale as described under Note 1 and Note 4 as well as in the 14F-1 filing in the above. Further, the filing informs shareholders about the name change to BIOXYTRAN, INC. The information statement has also been posted on the Company’s web-site (http://www.bioxytraninc.com/info14c2018/) and mailed out to the shareholders on October 15, 2018. On November 7, 2018 the Company announced through issuance of an 8-K filing that the Company officially changed its name from U.S. Rare Earth Minerals, Inc. into Bioxytran, Inc. In connection with its name change, on November 7, 2018, Bioxytran’s shares of common stock began trading on the OTC Markets (Pink) under its new ticker symbol “BIXT,” and ceased trading under the ticker symbol “USMN.” The new CUSIP number for Bioxytran, Inc.’s shares of common stock is 09075D 102.

On October 28, 2018 the Company entered into a convertible loan Agreement with Auctus Fund, LLC, a Delaware limited liability company, thereby securing a $250,000 loan for preparing the Company’s S/1 and an additional $250,000 once the S/1 is filed in order to proceed with the Company’s secondary offering, see the next paragraph here below. All details about this loan agreement have earlier been released in an 8-K, filed with the SEC on October 30, 2018.

On November 2, 2018 the Company announced the retirement of the entire former Board of Directors and the election of a new Board of Directors, see item 6 under Part II - Other Information, here below for more detailed information about the new Directors. The board voted to compensate each of Dr. Platt and Mr. Soderquist in form of a monthly salary of $6,000, as of October 1, 2018, while the Company’s non-employee Directors will be compensated with 1,000 shares per board meeting as of November 2018. Further, the Board of Directors also voted on the issuance of a secondary offering, where an initial Form S-1 will be prepared and submitted to the SEC at the earliest convenient date. On November 7, 2018 the Company announced through issuance of an 8-K filing that a new Board of Directors had been elected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the unaudited condensed financial statements and the notes thereto included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Report on Form 10-Q.

Overview

Bioxytran, Inc., (“BIOX,” “BIXT,” “the Company,” formerly U.S. Rare Earth Minerals, Inc.) headquartered in Newton, MA, is a leader in the field of complex carbohydrate chemistry. The Company’s initial product pipeline is focused on developing therapeutic molecules for hypoxia. BXT-25 is a non-systemic, non-toxic, therapeutic compound designed to supply the brain with oxygen throughout the full stroke cycle. The product can be delivered before, during and after a stroke.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no commercial operating history. As shown in the accompanying financial statements, the Company has an accumulated deficit of $134,882 and has $2,831 cash on hand as of September 30, 2018. Comparable numbers at December 31, 2017, was an accumulated loss of $86,413, while the cash on hand at December 31, 2017 was approximately $110. It is management’s intention to seek additional capital through a public offering of its common stock. For the first nine months ended September 30, 2018, the Company has not received additional funding. Management anticipates that cash resources will no longer be sufficient to fund our planned operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital, the Company may be required to cease operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

For the three months ended September 30, 2018.

Revenue

As BIXT is foremost an R&D company, the Company has not yet generated any revenues.

Research and Development

As BIXT is currently raising funds to finance a secondary offering, the Company has to date not had any Research and Development expenses.

General and Administrative

General and administrative (G&A) expenses, which consist primarily of legal, accounting and other professional services, for the three months ended September 30, 2018 were $47,524.

There were no payroll and related expenses for the three months ended September 30, 2018.

Net Loss

The Company generated a Net loss for the three months ended September 30, 2018 of $47,524.

For the nine months ended September 30, 2018.

Revenue

As BIXT is foremost an R&D company, the Company has not yet generated any revenues.

Research and Development

As BIXT is currently raising funds to finance a secondary offering, the Company has to date not had any Research and Development expenses.

General and Administrative

General and administrative (G&A) expenses, which consist primarily of legal, accounting and other professional services, for the nine months ended September 30, 2018 were $48,469.

There were no payroll and related expenses for the nine months ended September 30, 2018.

There were no sales and marketing expense for the nine months ended September 30, 2018.

Net Loss

The Company generated a Net loss for the nine months ended September 30, 2018 of $48,469.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, the Company had cash of $2,831 and accounts payable, accrued expenses and accounts payable related party of $52,609. On December 31, 2017, there was cash of $110 and accounts payable related party of $1,419. During the nine months ended September 30, 2018, the Company increased their cash position with $2,721 of operating activities. As previously reported in Note 3 to the Financial Statements, the Company has not yet generated any revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company intends to recognize revenue from product sales by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. No revenues were earned in comparative periods presented, during which time they would have been reported under ASC 605 — Revenue Recognition.

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the nine months ended September 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2018, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not aware of any outstanding or pending litigation.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities sold during the period covered by this Report that were not previously included in a Current Report on Form 8-K.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As of October 1, 2018, Dr. Platt and Mr. Soderquist will receive a monthly compensation of $6,000, while our non-employee Directors will be compensated with 1,000 shares per board meeting as of November 2018.

At the Company Board Meeting on November 2, 2018, it was decided to retire the former Board of Directors and to elect a new Board of Directors, see item 6 here below.

On November 7, 2018, the Company changed its name from U.S. Rare Earth Minerals, Inc. to Bioxytran, Inc. The Company’s trading symbol on the OTC exchange was simultaneously changed from USMN to BIXT.

Item 6. Directors, Executive Officers and Corporate Governance

Our board of directors, executive officers and key employees are as follows:

Name	Age as of September 30, 2018	Position
David Platt, Ph.D.	65	President, Chief Executive Officer, Chairman
Ola Soderquist, MBA, CPA, CMA	57	Chief Financial Officer, Treasurer
Dale H. Conaway, D.V.M.	63	Director
Alan M. Hoberman, Ph.D.	65	Director
Henry J. Esber, Ph.D.	80	Director
Anders N. Utter, MBA	51	Director

David Platt, Ph.D. is the President, Chief Executive Officer and Chairman of our Board of Directors. Dr. Platt is a world-renowned expert in carbohydrate chemistry and has founded three publicly-traded companies, creating nearly $1B for investors. He has raised $150M directly in public markets in the U.S. and has led development of two drug candidates from concept through phase II clinical trials. Prior to Bioxytran, Inc. Dr. Platt founded Boston Therapeutics Inc. in 2010 (OTC: BTHE) where he served as Chief Executive Officer from 2010 to April 1, 2015 and as a director from March 2016 to June 8, 2016. From 2001 to 2009, Dr. Platt was a founder, Chief Executive Officer and Chairman of the Board at Pro-Pharmaceuticals, Inc. (OTC: PRWP and AMEX: PRW, now NASDAQ: GALT). From 1995 to 2000 Dr. Platt was the founder of International Gene Group (NASDAQ: IGGI, GLGS now LPJC). Dr. Platt received a Ph.D. in Chemistry in 1988 from Hebrew University in Jerusalem. In 1989, Dr. Platt was a research fellow at the Weizmann Institute of Science, Rehovot, Israel, and from 1989 to 1991, was a research fellow at the Michigan Foundation (re-named Barbara Ann Karmanos Institute). From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan. Dr. Platt has published peer-reviewed articles and holds many patents, primarily in the field of carbohydrate chemistry.

Ola Soderquist, MBA, CPA, CMA, CM&AA has more than 30 years of senior international entrepreneurial management experience within technology companies. Ola’s managerial experience portfolio includes; Start-ups, Private, Public, Venture Capital and Private Equity ownership. He has served in CFO and other managerial capacities in multiple industry sectors and companies. His public company tenures include companies in the Wallenberg Sphere (1986-1996): Industrivarden (OMX:INDU), Electrolux (OMX:ELUX), Ericsson (NASDAQ:ERIC), Swedish Match (OMX:SWMA) and SKF AB (OMX:SKF), and most recently in Traction (OMX:TRAC) (1996-2001) and Belden (NYSE: BDC) (2006-2011). His private company experience includes CFO and CAO positions in Proditec, Inc. (2001-2006), LFA Corp. (2012-2014) and Faria Beede Instruments, Inc. (2014-2016). Ola is a multi-lingual senior finance professional poised to work globally and cross-functionally, particularly with complex projects involving change management, business integration, systems implementation, continuous improvement, and process excellence. He obtained a BS and an MS in Accounting from Stockholm School of Economics and an MBA from Babson College.

Dale H. Conaway, D.V.M., is a Director of the Company. He is the Chief Veterinary Medical Officer for the Office of Research Oversight, an office within the Veterans Health Administration under the U.S. Department of Veterans Affairs. From 2001 to 2006, Dr. Conaway was the Deputy Regional Director (Southern Region). From 2010 to September 15, 2016, Dr. Conaway served as a member of the board of directors of Boston Therapeutics, Inc. From 1998 to 2001, Dr. Conaway served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories for the Michigan Department of Agriculture. From 1994 to 1998, he was Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. Dr. Conaway received a D.V.M. degree from Tuskegee Institute and an M.S. degree in pathology from the College of Veterinary Medicine at Michigan State University.

 Alan M. Hoberman, Ph.D. is president and CEO of Argus International, Inc., overseeing a staff of scientists and other professionals who provide consulting services for industry, government agencies, law firms and other organizations, both in the U.S. and internationally. From 2014 to September 15, 2016 Dr. Hoberman served as a member of the board of directors of Boston Therapeutics, Inc. Between 1991 and 2013 he held a series of positions of increasing responsibility at Charles River Laboratories Preclinical Services (formerly, Argus Research Laboratories, Inc.), most recently as Executive Director of Site Operations and Toxicology. He currently works with that organization to design, supervise and evaluate reproductive and developmental toxicity, neurotoxicity, inhalation and photobiology studies. Dr. Hoberman holds a PhD in toxicology from Pacific Western University, an MS in interdisciplinary toxicology from the University of Arkansas and a BS in biology from Drexel University.

Henry J. Esber, Ph.D., a Director of the Company, has been a Principal in Esber D&D consulting since 2005. From 2003 to 2005, Dr. Esber was a Senior Consultant, Business Development at Charles River Labs, Discovery and Development Services. From 2010 to September 11, 2016, Dr. Esber served as a member of the board of directors of Boston Therapeutics, Inc. Dr. Esber has more than 35 years of experience in the areas of oncology/tumor immunology and immunotherapy as well as strong knowledge in the field of toxicology and regulatory affairs. Dr. Esber received a B.S. degree in biology/pre-med from the College of William and Mary, an M.S. degree in public health and parasitology from the University of North Carolina, and a Ph.D. in immunology/microbiology from West Virginia University Medical Center.

Anders N. Utter, has more than 25 years of finance, accounting and management experience in medical devices, consulting and manufacturing industries in capacities as CFO, Controller and Managing Director. He had progressively increased management experience in the European Nolato Group and later on in the Amplex Group. Mr. Utter has had a broad business exposure with IFRS and GAAP reporting as well as with SOX compliance. He has also worked with M&A evaluations, financing and integration as well as more hands-on manufacturing cost accounting and reporting. He is currently in charge of the finance control at one of General Cable’s entities. Mr. Utter is and has been serving as a director on boards in both profit as well as non-profit organizations. Mr. Utter holds an MBA from Babson College and a BA from Uppsala University in Sweden.

Our Directors are elected annually and each holds office until the annual meeting of the shareholders of the Company and until their respective successors are elected and qualified. Our officers, including any officers we may elect moving forward, will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. In the event, we employ any additional officers or directors of the Company, they may receive compensation as determined by the Company from time to time by vote of the Board of Directors. Vacancies in the Board will be filled by majority vote of the remaining directors or in the event that a sole remaining Director vacates his position, by our majority shareholders. Our Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors.

Scientific Advisory Board

We are establishing a scientific advisory board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas of medicine including diabetes and other diseases. We believe the advice of our scientific advisors is important to the research, development and clinical testing of our products.

Medical Advisory Board

We are evaluating a Medical Advisory Board that will be comprised of Clinicians and Clinical Research professionals who are interested in the field of Diabetes or in other subjects related to our product pipeline. The board will provide leadership and expertise to assist us in designing, executing and implementing our clinically oriented activities in a safe, efficient and professional manner.

The Company has established and approved charters for separate audit, compensation and nominating/governance committees of its board of directors.

Code of Ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. Although we are not currently subject to any law, rule or regulation requiring that we adopt a code of ethics; we still have adopted a Code of Ethics.

Board of Directors Independence

Our Board of Directors consists of five members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Four of the members of the Board of Directors, Dale H. Conaway, D.V.M., Alan Hoberman, Henry Esber and Anders Utter are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

The Charter for the Audit Committee have been written and adapted. The document is available on the company web-site (http://www.bioxytraninc.com/corporate-governance/)

Our Board of Directors has established an audit committee, whose members are initially Anders Utter as Chairman, Henry Esber, Alan Hoberman and Dale Conaway.

Nominating and Governance Committee

Our Board of Directors has established a nominating and governance committee, whose initial members are Dale Conaway as Chairman, Henry Esber and Alan Hoberman.

Compensation Committee

The Board of Directors has appointed Henry Esber as Chairman, Dale Conaway and Alan Hoberman to our compensation committee.

Indemnification Agreements

Our By-laws provide for the indemnification of directors and officers. See “Indemnification of Directors and Officers.” As of October 1, 2018, Dr. Platt and Mr. Soderquist will receive a monthly compensation of $6,000, while our non-employee Directors will be compensated with 1,000 shares per board meeting as of November 2018.

Item 7. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

101	The following financial statements from the Consolidated Quarterly Report on Form 10-Q of Bioxytran, Inc. for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Condensed Balance Sheets (unaudited), (ii) Consolidated Condensed Statements of Operations (unaudited), (iii) Consolidated Condensed Statement of Cash Flows (unaudited), and (iv) Notes to Consolidated Condensed Financial Statements (unaudited), tagged as blocks of text. *

*Filed as an exhibit hereto.

**These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: November 7, 2018	By:	/s/ David Platt
David Platt
President

/s/ Ola Soderquist
Ola Soderquist
CFO