Form 10-K
period 2018-12-31
BIOXYTRAN, INC
filed 2019-03-13
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 333-154912

BIOXYTRAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Needham St., Ste 300, Newton, MA	02464
(Address of principal executive offices)	(Zip Code)

617-454-1199

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 11, 2019
Common Stock, $0.001 par value per share	85,103,673 shares

The aggregate market value of the registrant’s voting stock held by non-affiliates on March 11, 2019 (based upon the per share closing price of $0.266) was approximately $5,124,340.

BIOXYTRAN, INC.

FORM 10-K

i

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains a number of “forward-looking statements”. Specifically, all statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management at the time these statements were made, as well as assumptions made by and information currently available to management. When used in this Annual Report on Form 10-K and the documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “will,” “continue” and “intend,” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors.

You should understand that the following important factors, in addition to those discussed in our periodic reports to be filed with the SEC under the Exchange Act, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

●	We are a company with limited operating history which makes it difficult to evaluate our current business and future prospects.

●	We will require additional financing to implement our business plan may not be available on favorable terms or at all, and we may have to accept financing terms that would adversely affect our stockholders.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates and dietary supplements.

●	Our products are based on novel, unproven technologies.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

●	We may be unable to commercialize our drug candidates

●	Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel and direction and the loss of these persons could adversely affect our operations and results.

●	We will need regulatory approvals to commercialize our products as drugs.

●	Our competitive position depends on protection of our intellectual property.

●	The market for our proposed products is rapidly changing and competitive, and new drugs and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

●	We may become involved in lawsuits to protect or enforce patents that may issue to us, that we may acquire, or may license in the future, or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.

●	The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

●	There is no market, and no market may develop, for our common stock, which makes our securities very speculative.

●	You will experience immediate and substantial dilution as a result of our currently effective public offering and may experience additional dilution in the future.

●	Our management will have broad discretion in how we use the net proceeds of our currently effective public offering.

●	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy new reporting requirements, which will increase our costs and require additional management resources.

Although we believe that our expectations (including those on which our forward-looking statements are based) are reasonable, we cannot assure you that those expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in our forward-looking statements as anticipated, believed, estimated, expected or intended.

Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K and the documents incorporated by reference herein might not occur.

ii

.

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Bioxytran, Inc. (“we”, “us”, or the “Company”) is an early stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues. If it is not addressed, lack of oxygen to tissues, or hypoxia, results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain resulting from stroke Our initial focus is the treatment of hypoxic conditions in the brain resulting from stroke. Our drug development efforts are guided by specialists on co-polymer chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

Company Overview

We are an early stage pharmaceutical company founded on October 5, 2017 to focus on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues. Our initial focus is the treatment of hypoxic conditions in the brain resulting from stroke.

Currently, our lead pharmaceutical drug candidate is code named BXT-25 and is planned to be an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug and we plan to begin pre-clinical studies and apply to the Food and Drug Administration for approval to use BXT-25 to prevent necrosis, or cell death, by carrying oxygen to human tissue when blood flow to the brain. If we successfully complete Phase I testing with the FDA we plan to explore the use of additional drug candidates using chemical structures that are a sub-class of BXT-25 that share the same physical properties to treat wound healing due to hypoxia, cardiovascular ischemia, anemia, cancer conditions and trauma, subject to FDA approval. However, we will need to raise additional funds in excess of the $10,000,000 in our currently effective public offering in order to expand the use of BXT-25 to new indications,

Both BXT-25 is a novel unproven technology. Although we have not conducted research applying our co-polymer technology and related chemistry to the treatment of hypoxic conditions, we know from Dr. Platt’s prior research that our technology enables the creation of molecules that are 5,000 times smaller than human red blood cells and we believe that our proprietary technology will enable these molecules to carry oxygen for delivery to tissue through the bloodstream. We also believe that the small size of these molecules will more effectively enable their delivery to hypoxic tissues which red blood cells cannot reach under the clinical conditions we intend to address. We may be unsuccessful in developing these technologies into drugs which the United States Food and Drug Administration (FDA) ultimately will approve.

Stroke

Stroke, also known as cerebrovascular accident (CVA), or brain attack, occurs when poor flow to the brain results in necrosis and cell death. Strokes can be classified into two major categories: ischemic and hemorrhagic. Ischemic strokes are caused by interruption of the blood supply to the brain; hemorrhagic strokes result from the rupture of a blood vessel or an abnormal vascular structure. According to the Center for Disease Control, approximately 87% of all strokes are ischemic strokes. An ischemic stroke may be thrombotic, which occurs when diseased or damaged cerebral arteries become blocked by the formation of a blood clot within the brain, or embolic, which occurs when a clot formed originally somewhere in the body outside the brain - typically in the heart - travels in a cerebral artery. Whether thrombotic or embolic, an ischemic stroke restricts the flow of blood to the brain and results in near-immediate physical and neurological deficits.

According to the Center for Disease Control, there are about 795,000 new or recurrent cases of stroke in the United States each year, of which 610,000 are new cases and 185,000 recurrent cases. One hundred thirty thousand (130,000) Americans are killed by stroke each year, or one very four minutes. Stroke is a leading cause of serious long-term disability and costs the United States an estimated $34 Billion each year, according to the Center for Disease Control, a figure which includes the cost of health care services, medications to treat the stroke, and missed days of work.

Hemoglobin and Complex Co-Polymer Science

Oxygen therapeutics describe generally a class of agents that will be administered intravenously to enhance the oxygen delivery capability of blood. These oxygen transporting agents may be perfluorcarbon (PFC) emulsions or modified hemoglobin solutions. Our technology involves the development of hemoglobin-based oxygen carriers. To produce BXT-25, we will take red blood cells (RBCs) from bovine sources, isolate hemoglobin from the RBCs and, by applying our proprietary co-polymer chemistry, stabilize and modify the hemoglobin. Our novel, complex co-polymer molecules can be produced at specific molecular weights and with other pharmaceutical properties; and in the production of BXT-25.

The BXT-25 co-polymer hemoglobin molecule will be designed to be 5,000 times smaller than an RBC, which we believe will enable that small molecule to reach hypoxic tissue more effectively than RBCs. BXT-25 will be designed to be administered as an injectable IV drug that will circulate in the blood collecting oxygen from the lungs and releasing the oxygen molecules where tissue has developed ischemia, or lack of oxygen. BXT-25 will be designed to have oxygen affinity that mimics RBCs, minimize adverse effects, and be compatible with all blood types. BXT will be designed to have a shelf life of two years at room temperature.

With regard to compatibility with all blood types, we believe that the differences between a BXT-25 molecule and a red blood cell will not limited to differences in size. Surfaces of red blood cells include different antigens which determine the blood type as A, B, AB or O. We believe that BXT-25 will be found to be compatible with all blood types because it is a single, modified hemoglobin molecule stabilized with a co-polymer which, unlike a red blood cell, has neither antigens nor a Rh factor.

Certain regulatory issues relating to our use of bovine hemoglobin as a raw material

Our products include as a raw material commercially available bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. It is sourced from controlled herds of U.S. cattle raised for beef production. Those herds are subject to and meet the requirements of a herd management program that assures the origin, health, feed and quality of the cattle used as a raw material source. Our suppliers will contract to maintain traceable records on animal origin, health, feed and care as part of our effort to assure the use of known, healthy animals in compliance with applicable laws and regulations.

Bovine whole blood will be collected in individual pre-sanitized containers. The containers will be shipped to separation facility. Prior to collection of the blood, the animals undergo live inspection. Then, following blood collection, the animal carcass undergoes U.S. Department of Agriculture (USDA) inspection for use as beef for human consumption. If an animal carcass is retained for further inspection for final disposition by the USDA veterinarian, we reject the corresponding container of whole blood. We have validated and tested the processes described below for removal of potential pathogens in our raw material. Potential pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathies that cause rare neurological disorders such as “mad cow disease” and its human equivalent. The validation of a process means that it has been tested and documented and that it performs adequately. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, the nature of tissue used and manufacturing process. We will comply with, and believe we will exceed, all current guidelines regarding such risks for human pharmaceutical products.

There will be four major steps in the manufacture of BXT-25: (1) hemoglobin separation; (2) hemoglobin purification; (3) polymerization/size selection and (4) synthesizing with our co-polymer. More specifically, bovine blood that has been collected in an aseptic fashion is processed to first remove plasma and then to remove at high concentration the hemoglobin protein from red blood cells. The hemoglobin is then purified of other red cell proteins by anion exchange chromatography. The purified hemoglobin is then stabilized by the addition of a cross-linking agent to form hemoglobin polymers. There is an additional sizing step to remove the higher hemoglobin molecules. The final step, co-polymer synthesis, takes place on the stabilized hemoglobin. The combination polymers will be filled with a solution suitable for infusion. The product is then run through sterilizing filters into sterile product bags.

Management

Our management team and advisors include most notably our CEO and Chairman David Platt, Ph.D., who has played a leading role in the development of complex co-polymer therapeutics for a variety of applications to address a variety of unmet medical needs. Our CFO Ola Soderquist, CPA, CMA is a seasoned financial officer with than 30 years of senior international entrepreneurial management experience within many industries, both public and private companies.

Dr. Platt and Mr. Soderquist are our only employees and each of them is committed on a full-time basis. They currently have a compensation of $6,000 per month.

Business Developments

We will develop and, through third party contracts, manufacture oxygen therapeutics. Our oxygen therapeutics are a new class of pharmaceuticals that are administered intravenously to transport oxygen to the body’s tissues. Currently there are four drugs candidates to treat a stroke. Abciximab from Eli Lilly is a platelet aggregation inhibitor. Clinical trials show little advantage over placebos and could lead to dangerous side effects, including more bleeding in patients. Cerovive from AstraZeneca is a Nitrone-based neuro protectant currently in phase III clinical trials which shows no significant benefit over placebos with respect to changes in neurological impairment as measured by the national institute of health stroke scale. Candesartan, from AstraZeneca, is an angiotensin receptor blocker which was used to control blood pressure. Its efficacy in stroke patients still must be proven. Ancod from Knoll Pharmaceuticals is an anti-coagulant that acts by breaking down the fibrinogen. It increases the risk of hemorrhage similar to those associated with tPA.

Using our issued patents and proprietary technology, we will develop and manufacture BXT-25 and similar drugs for applications including treatment of stroke conditions. Our patent position consists of 3 parts: a patent relating to our co-polymer technology issued in 2009 by the United States Patent and Trademark Office expiring in February 2029 (method patent for producing modified pectins consisting of neutral sugar sequences ) and assigned to us outright by David Platt; various methods to stabilize a single hemoglobin molecule that are in the public domain; and proprietary technology that is the subject were issued in 2001 by the United States Patent and Trademark Office expiring in June 2021 (Enhancement of Delivery of Radio imaging and Radioprotective Agents). Dr. Platt did not receive any compensation from the Company in consideration of his assignment of the two patents.

The FDC Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time-consuming. Our goal, to advance our leading drug candidate, BXT-25, through regulatory submissions for Investigational New Drug (IND) status in the United States, is subject to expensive and time-consuming approval processes.

FDA Approval Process

In the United States, pharmaceutical products, including biologics like BXT-25, are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA/EMA of an IND application, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA/EMA approval is sought. Satisfaction of FDA/EMA pre-market approval requirements typically takes many years (typically between 5-7 years post an IND submission) and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation as well as animal trials to assess the characteristics and potential pharmacology and toxicity of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not objected to the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and good clinical practices, or GCP, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support New Drug Applications (NDAs) are typically conducted in three sequential Phases, but the Phases may overlap. In Phase 1, the initial introduction of the investigational drug candidate into healthy human subjects or patients, the investigational drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the investigational drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. In the case of product candidates for severe or life-threatening diseases such as pneumonia, the initial human testing is often conducted in patients rather than in healthy volunteers.

If an investigational drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the investigational drug and to provide adequate information for its labeling.

After completion of the required clinical testing, an NDA, is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the United States. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the NDA unless compliance with cGMPs is satisfactory and the marketing application contains data that provide substantial evidence that the product is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA’s general biological product standards.

After the FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed in a resubmission of the marketing application, the FDA will re-initiate review. If the FDA is satisfied that the deficiencies have been addressed, the agency will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. It is not unusual for the FDA to issue a complete response letter because it believes that the drug product is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.

An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once a NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of therapeutic products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

BXT-25

Currently, our lead pharmaceutical drug candidate is code named BXT-25 and is planned to be an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug and we plan to begin pre-clinical studies and apply to the Food and Drug Administration for approval to use BXT-25 to prevent necrosis, or cell death, by carrying oxygen to human tissue when blood flow to the brain.

The only FDA approved treatment for ischemic strokes is tissue plasminogen activator tPA, also known as IV rtPA, given through an IV in the arm. tPA works by dissolving the clot and improving blood flow to the part of the brain being deprived of blood flow. If administered within 3 hours and up to 4.5 hours in certain eligible patients, tPA may improve the chances of recovering from a stroke. Another treatment option is an endovascular procedure called mechanical thrombectomy in which a blood clot is removed by threading a wired-caged device called a stent retriever through an artery in the groin up to the blocked artery in the brain. The stent opens and grabs the clot, enabling the removal of the stent with the trapped clot.

Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function. The BXT-25 co-polymer hemoglobin molecule will be designed to contain an oxygen rechargeable iron which picks up oxygen in the lungs, is expected to be 5,000 times smaller than an RBC, and we believe can reach hypoxic tissue more effectively than RBCs. Products similar to BXT-25 are stable at room temperature and have no blood type matching requirement. We plan to introduce BXT-25 in clinical trials for hypoxic medical conditions as stroke.

For the production of BXT-25, we intend to utilize third party manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of BXT-25 for animal toxicity and pre-clinical trials for animals. We have not conducted any clinical trials on animals or humans to confirm the efficacy of or filed any applications with the FDA with respect to BXT-25. We are in the process of developing BXT-25 for pre-clinical studies for human use, in order to conduct clinical trials and to file applications with the FDA as applicable. We expect to file an IND application with the FDA in 2020, provided we obtain adequate funding.

This product is being developed and as an early intervention in an out-of-hospital setting for the treatment of patients with ischemia of the brain resulting from a stroke or the blockage of the blood vessels to the brain. We plan to initially conduct pre-clinical trials and to seek approval of BXT-25 for the treatment of adults at early stages of stroke.

We will design BXT-25 to transport oxygen through blocked arteries to oxygen-deprived tissues. We expect that the BXT-25 molecule at room temperature solution will be 5,000 times smaller than a red blood cell and its size will enable its delivery to oxygenate brain tissue where red blood cells will not go due to strokes If we are successful with our Phase I testing for BXT-25 with the FDA, we plan to apply to the FDA for other indications including wound healing due to hypoxia, cardiovascular ischemia anemia, cancer conditions and trauma. However, we will need to raise additional funds in excess of the $10,000,000 in our currently effective public offering in order to expand the use of BXT-25 to new indications,

European Directorate for the Quality of Medicines Certification (EDQM)

Certification from the European Directorate for the Quality of Medicines (EDQM) is required for all new and approved human and veterinary medicinal products that are manufactured from materials taken from cattle and marketed in the European Union. As part of the certification process, we will be required to provide technical information on the manufacturing process, the origin of the raw material and type of tissue used, the cattle traceability, beginning at their country of birth, and auditing, and a risk analysis from an independent expert.

We intend to establish and implement clinical development programs that add value to our business in the shortest period of time possible and to seek strategic partners when a program becomes advanced and requires additional resources. We intend to continue focusing our expertise and resources to develop novel formulations, and to leverage development partnerships to apply our complex co-polymer chemistry designs in other medical indications. We may seek to enter into licensing, co-marketing, or co-development agreements across different geographic regions, in order to avail ourselves of the marketing expertise of one or more seasoned marketing and/or pharmaceutical companies. We plan to further develop new and proprietary drug candidates by using novel development pathways specific to each drug candidate.

A core part of our strategy relies upon creating safe and efficacious drug formulations that can be administered as standalone therapies or in combination with existing medications. We believe we utilize a novel approach that is expected to create drug formulations that can be combined with existing therapies and potentially deliver valuable products in areas of high unmet medical needs. We will assemble a scientific advisory board consisting of scientists with both academic and corporate research and development experience that will provide leadership and counsel in the scientific, technological and regulatory aspects of our current and future projects. In addition, we will assemble a medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs. Our scientific and medical advisory boards consist of some of leading scientists, medical doctors and professionals in the co-polymer and ischemic brain injury field.

We believe that our drug development leadership team provides us with a significant competitive advantage in designing highly efficient clinical programs to deliver valuable products in areas of high unmet medical needs.

If the Company is successful in raising $10,000,000 in our currently effective public offering, approximately $3.15 million of proceeds will be used for preparation for scale up and manufacturing (Good Laboratory Practice (GLP) Good Manufacturing Practices (GMP), approximately $1.5 million will be used for toxicity testing in animals for Investigational New Drug application (IND), approximately $3.5 million for Phase I (safety) and Phase II (proof of concept) clinical trials. We expect that obtaining a CE from the European Directorate for the Quality of Medicines will require an additional $500,000 in funds.

Market Opportunity

Stroke

Our injectable drug candidate, BXT-25, will potentially compete with existing therapies for the treatment for stroke, hypoxia and anti-necrosis that according to Global Industry Analysts, Inc. has a global market opportunity of $50 billion. Hypoxia is a condition in which cells lack sufficient oxygen supply to support metabolic function. The standard therapy for acute anemia resulting from blood loss is infusion of red blood cells mainly from supplies of donated blood. For prophylactic or long-term treatment of anticipated or chronic anemia, medications that stimulate the creation of new red blood cells are frequently used.

According to the Center for Disease Control, there are about 795,000 new or recurrent cases of stroke in the United States each year, of which 610,000 are new cases and 185,000 recurrent cases. One hundred thirty thousand (130,000) Americans are killed by stroke each year, or one very four minutes. Stroke is a leading cause of serious long-term disability and costs the United States an estimated $34 Billion each year, according to the Center for Disease Control, a figure which includes the cost of health care services, medications to treat the stroke, and missed days of work.

Presently, the standard therapy for reversing hypoxia is blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine or hyperbaric oxygen therapy (HBOT) is a medical term for using oxygen at a level higher than atmospheric pressure. The HBOT treatment can only be done at a medical facility and each session can cost from $1,000 to more than $3,000. For decades, oxygen carriers have been developed for perfusion and oxygenation of ischemic tissue; none have yet succeeded in becoming a proven oxygen therapeutics for stroke and would healing. These products were either blood-derived elements, synthetic perfluorocarbons, or red blood cell modifiers. According to the Fact Sheet No. 279 published June 7, 2014 by the World Health Organization, there is a global shortage of transfusion suitable blood of 110 million units, and the need for blood is rising 6-7% annually. We will design BXT-25 and any new drug candidates to enhance HBOT treatment and reduce the demand on blood transfusions, subject to testing as required by the FDA.

Key Strengths

We believe that our key differentiating elements include:

Focus on novel therapeutic opportunities provided by co-polymer: We are focused on development of co-polymer compounds to stabilize the modified hemoglobin molecule. The Co-polymer method of chemical stabilization has not received as much scientific attention as nucleic acids and proteins, but the Company believes that it is a viable alternative to these other materials.

●	Experienced management

●	Our President, Chief Executive Officer and Chairman, David Platt, Ph.D., is a chemical engineer, a pioneer in designing drugs made from co-polymers, and has more than 30 years of experience in the development of therapeutic drugs. We are the fourth biotechnology company founded by Dr. Platt. The prior company is Boston Therapeutics Inc. (OTC: BTHE). The first two are International Gene Group, which later became Prospect Therapeutics, and is now known as La Jolla Pharmaceuticals (Nasdaq: LJPC), and Pro-Pharmaceuticals (now Galectin Therapeutics) (Nasdaq: GALT). Their core technologies were either developed or co-developed by Dr. Platt.

●	Our CFO Ola Soderquist has more than 30 years of senior international entrepreneurial management experience within technology companies. Ola’s managerial experience portfolio includes; Start-ups, Private, Public, Venture Capital and Private Equity ownership. He has served in CFO and other managerial capacities in multiple industry sectors and companies. Ola is a multi-lingual senior finance professional poised to work globally and cross-functionally, particularly with complex projects involving change management, business integration, systems implementation, continuous improvement, and process excellence. He obtained a BS and an MS in Accounting from Stockholm School of Economics and an MBA from Babson College.

●	We have assembled a scientific and medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs. Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the ischemia or hypoxia fields.

●	Products are differentiated and address significant unmet needs: Our lead product candidate, BXT-25 and any additional products will be designed to address significant unmet medical needs. Oxygen therapy management, including stroke, other hypoxia management and treatment of diseases and medical conditions associate with hypoxia, remain a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current oxygen therapy related therapies and the growing population of individuals adversely affected by ischemia, unhealed wounds, or traumatic brain injury.

●	Efficient development strategy: We believe that our regulatory development pathway is a standard generic pathway approval for a drug.

●	Risks Associated with Our Business

Our business is subject to numerous significant risks, as more fully described in the section entitled “Risk Factors” immediately following this section. You should read and carefully consider these risks, together with the risks set forth under the section entitled “Risk Factors” and all of the other information in this Annual Report on Form 10-K, including the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, before deciding whether to invest in our common stock. If any of the risks discussed in this Annual Report on Form 10-K actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

●	We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

●	We are a company with limit operating history which makes it difficult to evaluate our current business and future prospects.

●	We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would adversely affect our stockholders.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.

●	Our products are based on novel, unproven technologies.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

●	We may be unable to commercialize our drug candidates or expand awareness.

●	Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel and direction and the loss of these persons could adversely affect our operations and results.

●	our competitive position depends on protection of our intellectual property. We intend to submit more patents and provisional patents in the near future to strengthen our intellectual property.

●	The market for our proposed products is rapidly changing and competitive, and new drugs and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

●	We may become involved in lawsuits to protect or enforce patents that may issue to us, that we may acquire, or may license in the future or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.

●	The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

●	We have a limited market for our common stock, which makes our securities very speculative.

●	You will experience immediate and substantial dilution as a result of our currently effective public offering and may experience additional dilution in the future.

●	Our management will have broad discretion in how we use the net proceeds of our currently effective public offering.

Corporate Information

We were incorporated on October 5, 2017 as Bioxytran, Inc.

Our principal executive offices are located at 233 Needham St., Suite 300, Newton, MA 02464.

Smaller Company Reporting Status

The Company meets the smaller reporting company requirements. The Company will report its results in this Annual Report on Form 10-K in accordance with the smaller reporting company requirements and in its reports filed with the SEC.

Item 1A.   Risks Factors.

An investment in our common stock involves substantial risks, including the risks described below. You should carefully consider the risks described below before purchasing our common stock. The risks highlighted here are not the only ones that we may face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, prospects, financial condition or results of operations could be negatively affected, and you might lose all or part of your investment.

Risks Related to Our Business

Our plan relies upon our ability to obtain additional sources of capital and financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to cease operations.

To become and remain profitable, we must succeed in developing and commercializing products that generate significant income. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, obtaining regulatory approval for these drug candidates, manufacturing, marketing and selling any products for which we may obtain regulatory approval, and establishing and managing our collaborations at various stages of each candidate’s development. We are only in the preliminary stages of these activities. We may never succeed in these activities and, even if we do, may never generate income that is significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our drug candidates, our expenses could increase, and revenue could be further delayed.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain the research and development efforts that will be initially funded by the proceeds of our currently effective public offering, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We have incurred losses since our inception and expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

As of December 31, 2018, we have incurred losses since inception and have an accumulated deficit of $382,830 and, we had approximately $36,411 of cash on hand. The report of our independent registered public accountants as of and for period ending December 31, 2018, contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Management anticipates that our cash resources are not sufficient to continue operations until additional cash investments are secured. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate. We may never obtain FDA or EMA approval of our products in development and, even if we do so and are also able to commercialize our products, we may never generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely cause our securities to decrease in value or become worthless.

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We believe that we must raise not less than $2,700,000 in our currently effective public offering in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the Auctus Notes; however, funding at any level lower than $10,000,000 will delay the development of our technology and business. We will need to continue to conduct significant research, development, testing and regulatory compliance activities for BXT-25, together with projected general and administrative expenses, we expect will result in operating losses for the foreseeable future. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current development plan, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Until such time, if ever, as we can generate substantial product income, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and collaboration agreements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or making acquisitions or significant asset sales.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.

Our products are based on novel, unproven technologies.

Our drug candidates in development are based on novel, unproven technologies using proprietary co-polymer compounds in combination with similar FDA approved drug for veterinary use. Co-polymers are difficult to synthesize, and we may not be able to synthesize co-polymer that will be usable as delivery vehicles for the anti-hypoxia drugs we are working with or other therapeutics we intend to develop. Clinical trials are expensive, time-consuming and may not be successful. They involve the testing of potential therapeutic agents, or effective treatments, in humans, typically in three phases, to determine the safety and efficacy of the products necessary for an approved drug. Many products in human clinical trials fail to demonstrate the desired safety and efficacy characteristics. Even if our products progress successfully through initial or subsequent human testing, they may fail in later stages of development. We may engage others to conduct our clinical trials, including clinical research organizations and, possibly, government-sponsored agencies. These trials may not start or be completed as we forecast or may not achieve desired results.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Our drug candidate is unproven, and its risk of failure is high. It is impossible to predict when or if our current or any future drug candidates will receive regulatory approval or prove effective and safe in humans. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials and, in the case of BXT-25, first complete preclinical development, to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

●	the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our drug candidates may be greater than we anticipate;

●	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;

●	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials; and

●	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval for our drug candidates;

●	not obtain marketing approval at all, which would seriously impair our viability;

●	obtain marketing approval in some countries and not in others;

●	obtain approval for indications or patient populations that are not as broad as we intend or desire;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be subject to additional post-marketing testing requirements; or

●	have the product removed from the market after obtaining marketing approval.

We plan to initiate pre-clinical studies of BXT-25. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for BXT-25 or any of our future drug candidates. The results of our clinical trials could yield negative or ambiguous results. Such results could adversely affect future development plans, collaborations and our stock price.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our drug candidates and harming our business and results of operations.

A fast track, breakthrough therapy or other designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek fast track, breakthrough therapy or similar designation for our drug candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular drug candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Additionally, we may in the future seek a breakthrough therapy designation for some of our product candidates that reach the regulatory review process. A breakthrough therapy is a drug candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and that, as indicated by preliminary clinical evidence, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies by the FDA are eligible for accelerated approval and increased interaction and communication with the FDA designed to expedite the development and review process.

As with fast track designation, designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and may determine not to grant such a designation. Even if we receive a breakthrough therapy designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional FDA procedures. Further, obtaining a breakthrough therapy designation does not assure or increase the likelihood of the FDA’s approval of the applicable product candidate. In addition, even if one or more of our product candidates qualifies as a breakthrough therapy, the FDA could later determine that those products no longer meet the conditions for the designation or determine not to shorten the time period for FDA review or approval.

We will rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We intend to use third-party clinical research organizations, or CROs, to conduct our planned clinical trials and do not plan to independently conduct clinical trials of BXT-25 or any future drug candidates. We rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, that would delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our drug candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States, such as the EMA. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

Patient enrollment is affected by other factors including:

●	the severity of the disease under investigation;

●	the patient eligibility criteria for the study in question;

●	the perceived risks and benefits of the drug candidate under study;

●	the efforts to facilitate timely enrollment in clinical trials;

●	our payments for conducting clinical trials;

●	the patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment; and

●	the proximity and availability of clinical trial sites for prospective patients.

We are unable to forecast with precision our ability to enroll patients. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our drug candidate or we observe limited efficacy, we may need to abandon or limit our development of some of our drug candidate.

If our drug candidate is associated with undesirable side effects in clinical trials, have limited efficacy or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We have not commenced pre-clinical trials of BXT-25, which even if it proves successful, may later be found to cause side effects that will prevent further development of the compounds.

 Even if our drug candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.

Even if our drug candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community. If our drug candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our drug candidate, if approved for commercial sale, will depend on a number of factors, including:

●	their efficacy, safety and other potential advantages compared to alternative treatments;

●	our ability to offer them for sale at competitive prices;

●	their convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support;

●	the availability of third-party coverage and adequate reimbursement for our drug candidate;

●	the prevalence and severity of their side effects;

●	any restrictions on the use of our products together with other medications;

●	interactions of our products with other medicines patients are taking; and

●	inability of certain types of patients to take our products.

If we are unable to address and overcome these and similar concerns, our business and results of operations could be substantially harmed.

If we are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we may not be successful in commercializing our drug candidate if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of our products. To achieve commercial success for any product for which we obtain marketing approval, we will need to successfully establish and maintain relationships with third parties to perform sales and marketing functions.

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization;

●	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies; and

●	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

We will rely on third parties to sell, market and distribute our drug candidate. We may not be successful in entering into, or maintaining, arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidate.

If we are unable to convince physicians as to the benefits of our proposed products, we may incur delays or additional expense in our attempt to establish market acceptance.

Broad use of our proposed products may require physicians to be informed regarding our proposed products and the intended benefits. Inability to carry out this physician education process may adversely affect market acceptance of our proposed products. We may be unable to timely educate physicians regarding our proposed products in sufficient numbers to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our products. In addition, we may expend significant funds toward physician education before any acceptance or demand for our proposed products is created, if at all.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to BXT-25 and will face competition with respect to any drug candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products in the field of oxygen therapeutics for the treatment of a variety of conditions and any of such products may target the stroke. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

A substantial number of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

We may be unable to compete in our target marketplaces, which could impair our ability to generate revenues, thus causing a material adverse impact on our results of operations.

Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel, and the loss of these persons could adversely affect our operations and results.

We are highly dependent on the principal members of our management, scientific and clinical team, including Dr. David Platt, our Chairman, President and Chief Executive Officer and Ola Soderquist, our Chief Financial Officer. We don’t have a “key person” insurance for any of Dr. Platt or Ola Soderquist and even if such policies were to be obtained, such insurance policies may not adequately compensate us for the loss of their services.

The loss of the services of any of our executive officers or of any members of our scientific and medical advisory board, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely and expect to continue to rely to a significant degree on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Our lack of operating experience may cause us difficulty in managing our growth which could lead to our inability to implement our business plan.

We have limited experience in marketing and the selling of pharmaceutical products. Any growth will require us to expand our management and our operational and financial systems and controls. If we are unable to do so, our business and financial condition would be materially harmed. If rapid growth occurs, it may strain our operational, managerial and financial resources.

We will depend on third parties to manufacture and market our products and to design trial protocols, arrange for and monitor the clinical trials, and collect and analyze data.

We do not have, and do not now intend to develop, facilities for the manufacture of any of our products for clinical or commercial production. In addition, we are not a party to any long-term agreement with any of our suppliers, and accordingly, we have our products manufactured on a purchase-order basis from one of two primary suppliers. We will need to develop relationships with manufacturers and enter into collaborative arrangements with licensees or have others manufacture our products on a contract basis. We expect to depend on such collaborators to supply us with products manufactured in compliance with standards imposed by the FDA and foreign regulators.

Moreover, as we develop products eligible for clinical trials, we contract with independent parties to design the trial protocols, arrange for and monitor the clinical trials, collect data and analyze data. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies and will be dependent on governmental participation and funding. Our dependence on independent parties and clinical sites involves risks including reduced control over the timing and other aspects of our clinical trials.

We are exposed to product liability, pre-clinical and clinical liability risks which could place a substantial financial burden upon us, should we be sued.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical formulations and products. Such claims may be asserted against us. In addition, the use in our clinical trials of pharmaceutical formulations and products that our potential collaborators may develop and the subsequent sale of these formulations or products by us or our potential collaborators may cause us to bear a portion of or all product liability risks. A successful liability claims, or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Since we do not currently have any FDA-approved products or other formulations, we do not currently have any other product liability insurance covering commercialized products. We may not be able to obtain or maintain adequate product liability insurance, when needed, on acceptable terms, if at all, or such insurance may not provide adequate coverage against our potential liabilities. Furthermore, our potential partners with whom we intend to have collaborative agreements, or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may be unable to obtain or to maintain clinical trial liability insurance on acceptable terms, if at all. Any inability to obtain and/or maintain insurance coverage on acceptable terms could prevent or limit the commercialization of any products we develop.

If users of our proposed products are unable to obtain adequate reimbursement from third-party payers or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited, and we may not achieve revenues.

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in certain international markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition and results of operations.

Our ability to commercialize our proposed products will depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third-party payers are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products.

There are risks associated with our reliance on third parties for marketing, sales and distribution infrastructure and channels.

We intend to enter into agreements with commercial partners to engage in sales, marketing and distribution efforts around our products in development. We may be unable to establish or maintain these third-party relationships, or establish new relationships, on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors. If we do not enter into or maintain relationships with third parties for the sales and marketing of our proposed products, we will need to develop our own sales and marketing capabilities. Furthermore, even if engaged, these distributors may:

●	fail to satisfy financial or contractual obligations to us;

●	fail to adequately market our products;

●	cease operations with little or no notice to us; or

●	offer, design, manufacture or promote competing formulations or products.

If we fail to develop sales, marketing and distribution channels, we could experience delays in generating sales and incur increased costs, which would harm our financial results.

We will be subject to risks if we seek to develop our own sales force.

If we choose at some point to develop our own sales and marketing capability, our experience in developing a fully integrated commercial organization is limited. If we choose to establish a fully integrated commercial organization, we will likely incur substantial expenses in developing, training and managing such an organization. We may be unable to build a fully integrated commercial organization on a cost-effective basis, or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

Risks Related to Our Industry

We will need regulatory approvals to commercialize our products as drugs.

In offering BXT-25, or any other product as a drug, we are required to obtain approval from the FDA to sell our products in the U.S. and from foreign regulatory authorities to sell our products in other countries. The FDA’s review and approval process is lengthy, expensive and uncertain. Extensive pre-clinical and clinical data and supporting information must be submitted to the FDA for each indication for each product candidate to secure FDA approval. Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act and other federal, state and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and medical devices. As a result, regulatory approvals can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial and other resources. The FDA could reject an application or require us to conduct additional clinical or other studies as part of the regulatory review process. Delays in obtaining or failure to obtain FDA approvals would prevent or delay the commercialization of our product candidates, which would prevent, defer or decrease our receipt of revenues. In addition, if we receive initial regulatory approval, our product candidates will be subject to extensive and rigorous ongoing domestic and foreign government regulation.

 Data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

Data we obtain from our planned pre-clinical studies and clinical trials will not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of a proposed formulation or product under development could delay or prevent regulatory clearance of the potential drug, resulting in delays to commercialization, and could materially harm our business. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

Our competitive position depends on protection of our intellectual property.

Development and protection of our intellectual property are critical to our business. All of our intellectual property has been invented and/or developed or co-developed by Dr. David Platt; and other intellectual property that is important to the development of BXT-25 is in the public domain. If we do not adequately protect our intellectual property, or if competitors develop technologies incorporating the same or similar technologies that already are in the public domain, those competitors may be able to practice our technologies. Our success depends in part on our ability to obtain patent protection for our products or processes in the U.S. and other countries, protect trade secrets, and prevent others from infringing on our proprietary rights.

Since patent applications in the U.S. are maintained in secrecy for at least portions of their pendency periods (published on U.S. patent issuance or, if earlier, 18 months from earliest filing date for most applications) and since other publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we are or will be the first to make the inventions to be covered by our patent applications. The patent position of biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. The U.S. Patent and Trademark Office has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents.

The patent applications we file, including applications that will follow the filing of Provisionals, may not issue as patents or the claims of any issued patents may not afford meaningful protection for our technologies or products. In addition, patents issued to us or to any future licensors may be challenged and subsequently narrowed, invalidated or circumvented. Patent litigation is widespread in the biotechnology industry and could harm our business. Litigation might be necessary to protect our patent position or to determine the scope and validity of third-party proprietary rights, and we may not have the required resources to pursue such litigation or to protect our patent rights.

Although we will require our scientific and technical employees and consultants to enter into broad assignment of inventions agreements, and all of our employees, consultants and corporate partners with access to proprietary information to enter into confidentiality agreements, these agreements may not be honored. Currently, we do not have any scientific or technical employees.

Products we develop could be subject to infringement claims asserted by others.

We cannot assure that products based on our patents or intellectual property that we license from others will not be challenged by a third-party claiming infringement of its proprietary rights. If we were not able to successfully defend patents that may be issued to us, that we may acquire, or that we may license in the future, we may have to pay substantial damages, possibly including treble damages, for past infringement.

We face intense competition in the biotechnology and pharmaceutical industries.

The biotechnology and pharmaceutical industries are intensely competitive. We face direct competition from U.S. and foreign companies focusing on pharmaceutical products, which are rapidly evolving. Our competitors include major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Many of these competitors have greater financial and other resources, larger research and development staffs and more effective marketing and manufacturing organizations, than we do. In addition, academic and government institutions are increasingly likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products based on technology developed at such institutions. Our competitors may succeed in developing or licensing technologies and products that are more effective or less costly than ours or succeed in obtaining FDA or other regulatory approvals for product candidates before we do. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors’ financial, marketing, manufacturing and other resources.

The market for our proposed products is rapidly changing and competitive, and new drugs and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our proposed products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase.

As a pre-revenue company engaged in the development of drug technologies, our resources are limited, and we may experience technical challenges inherent in such technologies. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to our proposed products. Our competitors may develop drugs that are safer, more effective or less costly than our proposed products and, therefore, present a serious competitive threat to us.

The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our proposed products, even if commercialized. Many of our targeted diseases and conditions can also be treated by other medication. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our technologies, formulations and products to receive widespread acceptance if commercialized.

Health care cost containment initiatives and the growth of managed care may limit our returns.

Our ability to commercialize our products successfully may be affected by the ongoing efforts of governmental and third-party payers to contain the cost of health care. These entities are challenging prices of health care products and services, denying or limiting coverage and reimbursement amounts for new therapeutic products, and for FDA-approved products considered experimental or investigational, or which are used for disease indications without FDA marketing approval.

Even if we succeed in bringing any products to the market, they may not be considered cost-effective and third-party reimbursement might not be available or sufficient. If adequate third-party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and product development. In addition, legislation and regulations affecting the pricing of pharmaceuticals may change in ways adverse to us before or after any of our proposed products are approved for marketing.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our products may be impaired.

Our plan for the development of BXT-25 is based in part on a technology developed by the Biopure Corporation which separates hemoglobin from red blood cells. Biopure filed for bankruptcy in 2009 and the technology we use from Biopure is in the public domain. We plan to apply our proprietary chemistry to break down and augment a bovine hemoglobin molecule producing a co-polymer-based molecule we call BXT-25. We face competitors and other entities who are engaged in the further development of some or all of that public-domain technology for the purpose of creating products that may compete directly with our products.

Among such competitors and other entities is Boston Therapeutics, Inc. (OTCQB: BTHE). Our chairman, David Platt, was founder, and until April 1, 2015, Chief Executive Officer of Boston Therapeutics; and that entity is a pharmaceutical company focused on developing, manufacturing and commercializing novel compounds based on complex carbohydrate chemistry to address unmet medical needs in diabetes. According to its website, products Boston Therapeutics seeks to develop include an anti-necrosis glyco-protein based therapeutic agent that consists of a stabilized glycoprotein composition containing oxygen-rechargeable iron, targeting both human and animal tissues and organ systems deprived of oxygen and in need of metabolic support. The Boston Therapeutic development efforts are, like the efforts of the Company, based in part on Biopure technology that is now in the public domain. While Boston Therapeutics is focused on medical conditions that are different from the conditions that will be addressed by the Company, and while the Company’s proprietary technology is very different from the technology under development at Boston Therapeutics at the time of Dr. Platt’s departure from that entity, a refocus of Boston Therapeutics to treat conditions that are central to the Company’s focus may make it a direct competitor.

Currently there are four drugs candidates to treat a stroke. Abciximab from Eli Lilly is a platelet aggregation inhibitor. Clinical trials show little advantage over placebos and could lead to dangerous side effects, including more bleeding in patients. Cerovive from AstraZeneca is a Nitrone-based neuro protectant currently in phase III clinical trials which shows no significant benefit over placebos with respect to changes in neurological impairment as measured by the national institute of health stroke scale. Candesartan, from AstraZeneca, is an angiotensin receptor blocker which was used to control blood pressure. Its efficacy in stroke patients still must be proven. Ancod from Knoll Pharmaceuticals is an anti-coagulant that acts by breaking down the fibrinogen. It increases the risk of hemorrhage similar to those associated with tPA.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our drug candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or U.S. PTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect us.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell our drug candidates without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our products or use of our products do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products.

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including inter parties review, interference, or derivation proceedings before the U.S. PTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our drug candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

The employees and consultants we may hire likely will have been previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we will try to ensure that our employees and contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and drug candidates, we also intend to rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We will seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Relating to Our Currently Effective Public Offering and Ownership of Our Common Stock

Prior to our currently effective public offering, we had a limited public market for our shares of common stock, and you may not be able to resell our shares at or above the price you paid, or at all.

Prior to our currently effective public offering, there was a limited public market for our common stock in the OTC (Pink) market. We intend to apply for quotation on the OTCBB or OTCBB through a market maker; however, there can be no assurance that our common stock will ever be quoted on any quotation service. In order to be eligible for trading on the OTCBB and OTCQB we must a market maker file an application with FINRA to have our common stock quoted on the OTCBB and the OTCQB and remain current in our filings with the Securities and Exchange Commission. In order to be eligible for the OTCQB we must have a minimum bid price of $0.01, have at least 50 beneficial stockholders, each owning at least 100 shares, have a freely traded public float of at least 10% of our issued and outstanding shares of Common Stock or qualify from an exemption thereof and pay initial listing fees. We cannot assure you that an active public market for our common stock will develop or that the market price of our shares will not decline below the public offering price. The public offering price of our shares may not be indicative of prices that will prevail in the trading market following our currently effective public offering.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Future sales of substantial amounts of the shares of common stock by existing shareholders could adversely affect the price of our common stock.

If our existing shareholders sell substantial amounts of the shares following our currently effective public offering, the market price of our common stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate. The shares of common stock offered in our currently effective public offering will be eligible for immediate resale in the public market without restrictions. All remaining shares, which are currently held by our existing shareholders, may be sold in the public market in the future subject to the lock-up agreements and the restrictions contained in Rule 144 under the Securities Act. If any existing shareholders sell a substantial amount of shares, the prevailing market price for our shares could be adversely affected.

 The market price of our Common Stock may be subject to fluctuation and you could lose all or part of your investment.

Our currently effective public offering price has been arbitrarily determined by us and may not be indicative of prices that will prevail in the trading market. The price of our shares may decline following our currently effective public offering. The stock market in general has been, and the market price of our ordinary shares in particular will likely be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our shares may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

●	actual or anticipated variations in our and our competitors’ results of operations and financial condition;

●	market acceptance of our products;

●	the mix of products that we sell and related services that we provide;

●	changes in earnings estimates or recommendations by securities analysts, if our shares are covered by analysts;

●	development of technological innovations or new competitive products by others;

●	announcements of technological innovations or new products by us;

●	failure by us to achieve a publicly announced milestone;

●	delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;

●	developments concerning intellectual property rights, including our involvement in litigation;

●	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;

●	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

●	changes in our expenditures to promote our products;

●	our sale or proposed sale, or the sale by our significant shareholders, of our shares or other securities in the future;

●	changes in key personnel;

●	success or failure of our research and development projects or those of our competitors;

●	the trading volume of our Shares; and

●	general economic and market conditions and other factors, including factors unrelated to our operating performance.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our shares and result in substantial losses being incurred by our investors. In the past, following periods of market volatility, public company shareholders have often instituted securities class action litigation. If we were involved in securities litigation, it could impose a substantial cost upon us and divert the resources and attention of our management from our business.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that we provide herein or our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, clinical and regulatory timelines, production and supply matters, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion of the projections in this Annual Report on Form 10-K should not be regarded as an indication that we, our management, or their representatives considered or consider the projections to be a guaranteed prediction of future events, and the projections should not be relied upon as such.

An investment in our company may involve tax implications, and you are encouraged to consult your own advisors as neither we nor any related party is offering any tax assurances or guidance regarding our company or your investment.

The formation of our company, as well as an investment in our company generally, involves complex federal, state and local income tax considerations. Neither the Internal Revenue Service nor any State or local taxing authority has reviewed the transactions described herein, and may take different positions than the ones contemplated by management. You are strongly urged to consult your own tax and other advisors prior to investing, as neither we nor any of our officers, directors or related parties is offering you tax or similar advice, nor are any such persons making any representations and warranties regarding such matters.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the completion of our currently effective public offering when it is taken together with other transactions we may consummate in the succeeding three-year period. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

Our Certificate of Incorporation permits “blank check” preferred stock, which can be designated by our Board of Directors without stockholder approval.

We have 50,000,000 authorized shares of preferred stock. The shares of our preferred stock may be issued from time to time in one or more series, each of which shall have a distinctive designation or title as is determined by our Board of Directors prior to the issuance of any shares thereof. The preferred stock may have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of our stockholders, stockholders will have no control over what designations and preferences our preferred stock will have. If preferred stock is designated and issued, then depending upon the designation and preferences, the holders of the preferred stock may exercise voting control over us. As a result, our stockholders will have no control over the designations and preferences of the preferred stock and as a result the operations of our company.]

Our management collectively owns a substantial majority of our common stock.

Collectively, our officers, our directors and 5 other stockholders own or exercise voting and investment control of approximately 98% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving our company, including:

●	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

●	any determinations with respect to mergers or other business combinations;

●	our acquisition or disposition of assets; and

●	our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If our auditors or we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which may reduce our stock price.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they make and then change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock, should it develop, may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

In making your investment decision, you should understand that we have not authorized any other party to provide you with information concerning us or our currently effective public offering.

You should carefully evaluate all of the information in this Annual Report on Form 10-K before investing in our company. We may receive media coverage regarding our company, including coverage that is not directly attributable to statements made by our officers, that incorrectly reports on statements made by our officers or employees, or that is misleading as a result of omitting information provided by us, our officers or employees. We have not authorized any other party to provide you with information concerning us or our currently effective public offering, and you should not rely on this information in making an investment decision.

Risks Related to the Note Financings

Common Stock that we issue upon conversion of the promissory note will dilute our existing stockholders and depress the market price of our common stock.

As of the date of this Annual Report on Form 10-K, we are, based on current market price of $0.266/share, obligated to issue approximately 2,891,845 shares of common stock upon conversion of the currently outstanding Auctus Notes and 208,333 shares upon exercise of the warrants. For Auctus, the shares total is based on $250,000 of currently outstanding principal and unpaid interest and based upon a conversion price equal to the lesser of  (i) the lowest trading price for the twenty-day period prior to the date of the Note or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. Auctus is limited to converting no more than 4.99% of our issued an outstanding common stock.

The total potential issuable shares increase with the inclusion of additional interest and any decrease in our stock price. As of the date of this Annual Report on Form 10-K, no shares have been issued pursuant to conversion of the Auctus Notes and Auctus has not elected to convert any part of the Auctus Notes to date.

The issuance of shares upon conversion of the notes will dilute our existing shareholders. The number of common shares issuable by us upon conversion of the notes is dependent on the trading price of our common shares during the twenty days prior to conversion. If the price of our stock declines in value, we will be obligated to issue more shares to the note holders which would have a further dilutive effect on our stock which could depress the market price of our common stock.

The holders of the notes convertible into our common stock will pay less than the then- prevailing market price for our common stock.

The notes are convertible at the lesser of (i) the lowest trading price for the twenty-day period prior to the date of the Note or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. As such, the note holders have a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If the noteholders sell shares, the price of our common stock will likely decrease. If our stock price decreases, the noteholders may have a further incentive to sell the shares of our common stock that they hold. These sales may put further downward pressure on our stock price and reduce the value of your common shares.

The price of the Common Stock we are selling under our currently effective public offering is significantly higher than the conversion price of the Auctus Notes and warrant and the price of our common stock would likely drop to or below the conversion price of the Auctus Notes upon conversion by Auctus.

In the event that Auctus converts the Auctus Notes into common stock, the conversion price is significantly lower than the price at which we are selling our common stock in our currently effective public offering. As a result, the sale by Auctus of our common stock could drive the market price down to the conversion price as determined at the date of conversion or lower. This could result in the purchaser of our common stock in our currently effective public offering to immediately loose a substantial portion of his or her investment.

If our stock price materially declines, the convertible note holders will have the right to a large number of shares of common stock upon exchange of amounts due under the notes, which may result in significant dilution.

The notes have a conversion feature which is based upon 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. If our common stock price materially declines, we will be obligated to issue a large number of shares to Auctus upon conversion. This will likely materially dilute existing shareholders. The potential for such dilutive issuances upon conversion of outstanding notes may depress the price of common stock regardless of our business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease.

Item 1B. Unresolved Staff Comments.

The Company presently does not have unresolved staff comments.

Item 2. Properties.

We do not currently own any real property. We lease access to shared office space at 233 Needham Street, Suite 300, Newton, MA 02464 on a month-to-month basis for $163 per month. We believe this facility is adequate for our current needs.

Item 3. Legal Proceedings.

The Company is not aware of any outstanding or pending litigation. The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol “BIXT” on the OTC PINK operated by OTC Markets Group, Inc in view of the Company’s re-listing on the OTCQB exchange.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid prices for our common stock for the each of the periods indicated as reported by the OTC PINK. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2018	$1.00	$0.40
September 30, 2018	$1.31	$0.30
June 30, 2018	$1.20	$0.54
March 31, 2018	$2.40	$1.05

Quarter Ended	High	Low
December 31, 2017	$2.10	$0.24
September 30, 2017	$0.59	$0.33
June 30, 2017	$0.63	$0.39
March 31, 2017	$1.50	$0.37

On March 11, 2019, the last reported sale price of our common stock as reported on the OTC Pink was $0.266 per share.

Our common shares are issued in registered form. The registrar and transfer agent for our shares is:

Action Stock Transfer, LLC

2469 E. Fort Union Blvd, Suite 214

Salt Lake City, UT 84121

Phone: 801-274-1088

Fax: 801-274-1099

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Common Stock

As of the date of this Annual Report on Form 10-K, we have approximately 340 holders of record of common stock, with others holding shares in street name. Our primary stockholders are Dr. David Platt, Ola Soderquist and Offer Binder, who own 43,891,974 (52%), 21,947,263 (26%), and 8,781,969 (10%) shares respectively of our common stock, or an aggregate of 74,621,206 (88%) outstanding shares. The principal partner of the Law Offices of R.J. Newman P.C., Robert Newman, our securities counsel holds 1,914,673 (2%) shares of our common stock.

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends and retain all cash for our operations.

Item 6. Selected Financial Data.

Item 6 is not applicable to us because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the audited financial statements and the notes thereto for the period since the inception of the Company through December 31, 2018 included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $2,700,000 in our currently effective public offering, we will have sufficient working capital to repay the Auctus Notes and develop our business over the next approximately 15 months. At funding raised that is significant less than $2,700,000, we can likely repay the Auctus Note and continue to develop our business over the same 15-month period but funding at that level will delay the development of our technology and business.

Bioxytran, Inc. is headquartered in Newton, Massachusetts. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for stroke and wound healing. BXT-25 will be designed to be an injectable anti-necrosis drug specifically designed to treat a person immediately after that person suffers an ischemic stroke. The drug is designed to be injected intravenously to travel to the lungs to pick up oxygen molecules to carry to the brain. Like a red blood cell the drug will cross the blood brain barrier, which is a protective semi-permeable membrane allowing some material to cross but preventing others from crossing. BXT-25 will be designed to diffuse oxygen into the brain tissues. We expect the BXT-25 molecule to be 5,000 times smaller than a red blood cell.

Our second product, BXT-252, will be designed to be an injectable anti-necrosis drug specifically designed to treat a wound that does not heal because limited amount of oxygen reaching the wound. As is the case with BXT-25, we believe that BXT-252 will enable the delivery of oxygen to tissue in conditions in which red blood cells do not, enabling wound healing by addressing the necrosis problem.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 6 of the financial statements, we have on October 24, 2018 we issued a two-tranche 8% convertible promissory note of $250,000 in gross proceeds in order to finance the Company until the S/1 becomes effective. As shown in the accompanying financial statements, the Company had an accumulated deficit of $382,830 as of December 31, 2018.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and regulatory submission to the FDA.

Management plans to seek additional capital through private placements and public offerings of its common stock. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital or the establishment of strategic relationships with established pharmaceutical companies, the Company may be required to cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

Results of Operations

We are a development-stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the year ended December 31, 2018 were $214,710, while they for the year ended December 31, 2017, were $1,309. The company had no started its activities in 2017.

On December 31, 2017 we had $85,104 accounted as reorganization cost as a result of the reverse merger between Bioxytran and US Rare Earth Minerals (USMN). See also Note 7 – Stockholders’ equity in the financial statements here below. There were no such costs for the year ended December 31, 2018. The company had no started its activities in 2017.

Payroll and related expenses for the year ended December 31, 2018 were $45,000, there were no expenses for payroll for the year ended December 31, 2017. The company had no started its activities in 2017.

Costs for legal, accounting and other professional services for the year ended December 31, 2018 were $97,175, there were no expenses for professional services for the year ended December 31, 2017. The company had no started its activities in 2017.

Sales and marketing expense for the year ended December 31, 2018 were $10,581, there were no expenses for professional services for the year ended December 31, 2017. The company had no started its activities in 2017.

Net Loss

The Company generated a Net loss for the twelve months ended December 31, 2018 of $ 296,417. In comparison, from October 5, 2017 (date of inception) through December 31, 2017 the Company generated a Net loss of $86,413. The increased loss is mainly linked to costs for legal, accounting and other professional services for the S/1 application with amendments that were filed with the SEC, and to the debt discount applied to issued warrants in connection with the convertible loan on October 24,2018 and applies the provisions of ASC 480, Distinguishing Liabilities from Equity.

Cash-Flows

Net cash used in Operating activities was a negative $185,904 for the year ended December 31, 2018 while they were $110 from October 5, 2017 (date of inception) through December 31, 2017. The company had no started its activities in 2017.

Cash flow from investing activities were $222,205 for the year ended December 31, 2018 while there were none from October 5, 2017 (date of inception) through December 31, 2017. The company had no started its activities in 2017.

Increase in cash was $36,301 for the year ended December 31, 2018 while they were $110 from October 5, 2017 (date of inception) through December 31, 2017. The company had no started its activities in 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had total assets of $36,411 and total liabilities of $261,725, which were all current liabilities, and which consisted of $23,447 in accounts payable and accrued expenses, $10,900 in accounts payable to related parties and $227,378 in the form of a convertible loan, maturing on October 23, 2019. The equivalent numbers at December 31, 2017, were $110 in cash assets and $1,419 in accounts payable and accrued expenses.

At December 31, 2018, we had total working capital of negative $225,314 and an accumulated deficit of $382,830. Comparatively, on December 31 2017, we had total working capital of negative $1,309 and an accumulated deficit of $86,413. We believe that we must raise not less than $2,700,000 in our currently effective public offering in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the Auctus Notes.

Net cash used in Operating activities was a negative $185,904 for the year ended December 31, 2018 while they were $110 from October 5, 2017 (date of inception) through December 31, 2017. The company had no started its activities in 2017. Cash flow from investing activities were $222,205 for the year ended December 31, 2018 while there were none from October 5, 2017 (date of inception) through December 31, 2017. The company had no started its activities in 2017. Increase in cash was $36,301 for the year ended December 31, 2018 while they were $110 from October 5, 2017 (date of inception) through December 31, 2017. The company had no started its activities in 2017.

We have no current commitment from our officers and directors or any of our shareholders, to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Contractual obligations

We do not currently have any material contractual obligations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

See Note 3 Summary of Significant Accounting Policies, of the Notes to Financial Statements herein for a discussion of critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 7A is not applicable to us because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements listed in Item 15(a) are incorporated herein by reference and are filed under this Item 8 as a part of this report and follow the signature pages to this Annual Report on Form 10-K on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of December 31, 2018, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors, executive officers and key employees are as follows:

Name	Age as of November 19, 2018	Position
David Platt, Ph.D.	65	Chief Executive Officer, Chairman and Director
Ola Soderquist, MBA, CPA, CMA	57	Chief Financial Officer, Treasurer, Secretary
Dale H. Conaway, D.V.M.	62	Director
Alan M. Hoberman. Ph.D.	64	Director
Henry J. Esber, Ph.D.	75	Director
Anders Utter	50	Director

David Platt, Ph.D. is the Chief Executive Officer and Chairman of our Board of Directors. Dr. Platt is a world-renowned expert in carbohydrate chemistry and has founded three publicly-traded companies, creating nearly $1B for investors. He has raised $150M directly in public markets in the U.S. and has led development of two drug candidates from concept through phase II clinical trials. Prior to Bioxytran, Inc. Dr. Platt founded Boston Therapeutics Inc. in 2010 (OTC: BTHE) where he served as chief executive officer from 2010 to April 1, 2015 and as a director from March 2017 to June 8, 2017. From 2001 to 2009, Dr. Platt was a founder, Chief Executive Officer and Chairman of the Board at Pro-Pharmaceuticals, Inc. (OTC: PRWP and AMEX: PRW, now NASDAQ: GALT). From 1995 to 2000 Dr. Platt was the founder of International Gene Group (NASDAQ: IGGI, GLGS now LPJC). Dr. Platt received a Ph.D. in Chemistry in 1988 from Hebrew University in Jerusalem. In 1989, Dr. Platt was a research fellow at the Weizmann Institute of Science, Rehovot, Israel, and from 1989 to 1991, was a research fellow at the Michigan Foundation (re-named Barbara Ann Karmanos Institute). From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan. Dr. Platt has published peer-reviewed articles and holds many patents, primarily in the field of carbohydrate chemistry. Our board of directors believes that Dr. Platt’s expertise and experience with public biotech companies, his perspective, depth and background in chemistry and finance, the capital formation process and leadership experience in public companies provide him with the qualifications and skills to serve on our board of directors.

Ola Soderquist, MBA, CPA, CMA, CM&AA has more than 30 years of senior international entrepreneurial management experience within technology companies. Ola’s managerial experience portfolio includes; Start-ups, Private, Public, Venture Capital and Private Equity ownership. He has served in CFO and other managerial capacities in multiple industry sectors and companies. His public company tenures include companies in the Wallenberg Sphere (1986-1996): Industrivarden (OMX:INDU), Electrolux (OMX:ELUX), Ericsson (NASDAQ:ERIC), Swedish Match (OMX:SWMA) and SKF AB (OMX:SKF), and most recently in Traction (OMX:TRAC) (1996-2001) and Belden (NYSE: BDC) (2006-2011). His private company experience includes CFO and CAO positions in Proditec, Inc. (2001-2006), LFA Corp. (2012-2014) and Faria Beede Instruments, Inc. (2014-2016). Ola is a multi-lingual senior finance professional poised to work globally and cross-functionally, particularly with complex projects involving change management, business integration, systems implementation, continuous improvement, and process excellence. He obtained a BS and an MSA rom Stockholm School of Economics and an MBA from Babson College.

Dale H. Conaway, D.V.M., is a Director of the Company. He is the Chief Veterinary Medical Officer for the Office of Research Oversight, an office within the Veterans Health Administration under the U.S. Department of Veterans Affairs. From 2001 to 2006, Dr. Conaway was the Deputy Regional Director (Southern Region). From 2010 to September 15, 2017, Dr. Conaway served as a member of the board of directors of Boston Therapeutics, Inc.. From 1998 to 2001, Dr. Conaway served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories for the Michigan Department of Agriculture. From 1994 to 1998, he was Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. Dr. Conaway received a D.V.M. degree from Tuskegee Institute and an M.S. degree in pathology from the College of Veterinary Medicine at Michigan State University. Our board of directors believes that Dr. Conway’s expertise and experience as a director in a public biotech company, his perspective, depth and background in testing and the development of biologic compounds, and his leadership in management provide him with the qualifications and skills to serve on our board of directors.

Alan M. Hoberman, Ph.D. is president and CEO of Argus International, Inc., overseeing a staff of scientists and other professionals who provide consulting services for industry, government agencies, law firms and other organizations, both in the U.S. and internationally. From 2014 to September 15, 2017 Dr. Hoberman served as a member of the board of directors of Boston Therapeutics, Inc. Between 1991 and 2013 he held a series of positions of increasing responsibility at Charles River Laboratories Preclinical Services (formerly, Argus Research Laboratories, Inc.), most recently as Executive Director of Site Operations and Toxicology. He currently works with that organization to design, supervise and evaluate reproductive and developmental toxicity, neurotoxicity, inhalation and photobiology studies. Dr. Hoberman holds a PhD in toxicology from Pacific Western University, an MS in interdisciplinary toxicology from the University of Arkansas and a BS in biology from Drexel University. Our board of directors believes that Dr. Hoberman’s expertise and experience as a director in a public biotech company, his perspective, depth and background in consulting and advising clients and his experience in the testing and development of biologic compounds, and his leadership in management provide him with the qualifications and skills to serve on our board of directors.

Henry J. Esber, Ph.D., a Director of the Company, has been a Principal in Esber D&D consulting since 2005. From 2003 to 2005, Dr. Esber was a Senior Consultant, Business Development at Charles River Labs, Discovery and Development Services. From 2010 to September 11, 2017, Dr. Esber served as a member of the board of directors of Boston Therapeutics, Inc. Dr. Esber has more than 35 years of experience in the areas of oncology/tumor immunology and immunotherapy as well as strong knowledge in the field of toxicology and regulatory affairs. Dr. Esber received a B.S. degree in biology/pre-med from the College of William and Mary, an M.S. degree in public health and parasitology from the University of North Carolina, and a Ph.D. in immunology/microbiology from West Virginia University Medical Center. Our board of directors believes that Dr. Esber’s expertise and experience as a director in a public biotech company, his perspective, depth and background in immunology and immunotherapy and toxicology, and his leadership in business development provide him with the qualifications and skills to serve on our board of directors.

Anders N. Utter, has more than 25 years of finance, accounting and management experience in medical devices, consulting and manufacturing industries in capacities as CFO, Controller and Managing Director. He had progressively increased management experience in the European Nolato Group and later on in the Amplex Group. Mr. Utter has had a broad business exposure with IFRS and GAAP reporting as well as with SOX compliance. He has also worked with M&A evaluations, financing and integration as well as more hands-on manufacturing cost accounting and reporting. He is currently in charge of the finance control at one of General Cable’s entities. Mr. Utter is and has been serving as a director on boards in both profit as well as non-profit organizations. Mr. Utter holds an MBA from Babson College and a BA from Uppsala University in Sweden. Our board of directors believes that Mr. Utter’s expertise and experience as a chief financial officer, his perspective, depth and background in GAAP reporting and SOX compliance, and his finance, management and accounting experience provide him with the qualifications and skills to serve on our board of directors.

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

Executive Officers

Set forth below is information regarding our current executive officers. Except as set forth below, there are no family relationships between any of our executive officers and our directors. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns or is removed by the Board or his successor is elected and qualified.

Name	Age as of December 31, 2018	Position	Term as Officer/Director
David Platt, Ph.D.	65	Chief Executive Officer, Chairman and Director	September 2018 to Present
Ola Soderquist, MBA, CPA, CMA	57	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present

Biographical information with respect to Mr. Platt and Mr. Soderquist is set forth above.

Scientific Advisory Board

We are establishing a scientific advisory board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas of medicine including diabetes and other diseases. We believe the advice of our scientific advisors is important to the research, development and clinical testing of our products. Our scientific advisory board is comprised of the following individuals.

Medical Advisory Board

We are evaluating a Medical Advisory Board that will be comprised of Clinicians and Clinical Research professionals who are interested in the field of Diabetes or in other subjects related to our product pipeline. The board will provide leadership and expertise to assist us in designing, executing and implementing our clinically oriented activities in a safe, efficient and professional manner

The Company has established and approved charters for separate audit, compensation and nominating/governance committees of its board of directors.

Code of Ethics

A code of business conduct and ethics is a written standard designed to deter wrongdoing and to promote (a) honest and ethical conduct, (b) full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, (c) compliance with applicable laws, rules and regulations, (d) the prompt reporting violation of the code and (e) accountability for adherence to the code. We are not currently subject to any law, rule or regulation requiring that we adopt a code of ethics; however, we intend to adopt one in the near future.

Board of Directors Independence

Board of Directors Independence. Our Board of Directors consists of six members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Three of the members of the Board of Directors, Dale H. Conaway, D.V.M., Alan Hoberman and Henry Esber are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

Our Board of Directors has established an audit committee, whose members are initially Anders Utter, as Chairman, Henry Esber, Alan Hoberman and Dale Conaway.

Nominating and Governance Committee

Our Board of Directors has established a nominating and governance committee, whose initial members are Dale Conaway, Chairman, Henry Esber and Alan Hoberman.

Compensation Committee

The Board of Directors has appointed Henry Esber, Chairman, Dale Conaway and Alan Hoberman to our compensation committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board has four members. All members of the committee are non-employee directors of the Company. None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2018 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with Pinnacle Accountancy Group of Utah (“Pinnacle”), the Company’s independent registered public accounting firm for fiscal 2018, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T;

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:	Anders Utter (Chairman)

Indemnification Agreements

Our By-laws provide for the indemnification of directors and officers. See “Indemnification of Directors and Officers.” As of October 1, 2018, Dr. Platt and Mr. Soderquist will receive a monthly compensation of $6,000 each, while our non-employee Directors will be compensated with 1,000 shares per board meeting as of November 2018.

Director Independence

Four of the members of the board of directors are “independent” as defined under the rules of the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we confirm that, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership to be filed by David Platt, Ola Soderquist and Offer Binder, that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

The following table sets forth information concerning all cash all cash and non-cash compensation awarded to, earned by or paid to the Company’s chief executive officer and chief financial officer, regardless of compensation level. The Company’s chief executive officer and Chief Financial Officer are the only officers of the Company for whom compensation disclosure is required pursuant to instruction 1 to Item 402(m)(2) of Regulation S-K.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total Compensation
David Platt, Chairman of the Board	2017	$-	$-	$-	$-
Chief Executive Officer and President	2018	$18,000	$-	$-	$18,000

Ola Soderquist, Chief Financial Officer	2017	$-	$-	$-	$-
	2018	$18,000	$-	$-	$18,000

Grants of Plan-Based Awards

There were no equity or non-equity awards granted to any of our Executive Officers from the Company’s inception through December 31, 2018.

Outstanding Equity Awards at December 31, 2018; Option exercises and vested

There were no outstanding options or equity awards held by the Company’s Executive Officers at December 31, 2018.

Director Compensation

All compensation paid to our employee directors is set forth in the table summarizing executive officer compensation above. Our non-employee directors currently are entitled to receive 1,000 shares of our common stock for each meeting that they attend per quarter in arrears. There was no stock compensation issued in 2018. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

Employment Contracts

Our executive officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements. Except for a commitment to pay David Platt and Ola Soderquist $6,000 in monthly compensation, starting in October 2018, the employment agreements do not provide for the payment of any compensation to our executive officers but provide for the payment of $100,000 (subject to upward adjustment in certain circumstances) in severance upon termination of employment without cause and make no provisions for any payment upon a change of control. The employment agreements also prohibit the sale of any common stock owned by our executive officers in the 180 days following the effective date of the Registration Statement initially filed on November 30, 2018. There are no arrangements or plans in which we provide pension, retirement or similar benefits for any of executive officers or directors. Our executive officers and directors may receive stock options at the discretion of our board of directors in the future. We do not have any bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to any of our executive officers or directors, except that stock options may be granted at the discretion of our board of directors from time to time.

Compensation Risk Assessment

We have formed a Compensation Committee. In setting compensation, the Compensation Committee will consider the risks to the Company’s stockholders and to achievement of its goals that may be inherent in its compensation programs. The Compensation Committee will review and discuss its assessment with management and outside legal counsel to confirm that the Company’s compensation programs are and will be within industry standards and designed with the appropriate balance of risk and reward to align employees’ interests with those of the Company without incenting employees to take unnecessary or excessive risks. We believe our compensation plans will be appropriately structured consistent with the Company’s status as a pre-revenue start-up enterprise, and will not be reasonably likely to result in a material adverse effect on the Company.

Securities Authorized for Issuance under Equity Compensation Plans

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

Awards

On April 25, 2017, 3,000,000 (pre-split) 100,000 (post-split) shares were issued to two consultants under the 2010 Plan to pay for services rendered to the Company in lieu of cash. These awards are made when the Company does not have sufficient cash to pay for the services provided to the Company.

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

The Company filed a registration statement on August 29, 2016 with the Securities and Exchange Commission to register 6,200,000 (pre-split) 206,666 (post split) additional shares to be available to be issued from the 2010 Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 12, 2019 with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock (as we do not have a class of securities registered under Section 12 of the Exchange Act, holders of 5% or more of the outstanding shares of our common stock are not currently required to file Schedule 13D or Schedule 13G with the Securities and Exchange Commission), (ii) each director; (iii) each of our executive officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an executive officer; and (iv) the executive officers and directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 85,103,673 shares of common stock outstanding as of November 19, 2018. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)

David Platt (2)	43,891,974	51.6%

Offer Binder	8,781,969	10.3%
Via Armand Fedeli 121 Perugia PG 06132 Italy

Ola Soderquist (2)	21,947,263	25.8%

Dale H. Conaway (2)	-

Alan M. Hoberman (2)	-

Henry J. Esber (2)	-

Anders Utter (2)	-

All Officers and Directors as a Group (6 persons)	65,839,237	77.4%

(1)	The percentage shown in the table is based on 85,103,673 shares of Common Stock outstanding on March 8, 2019
(2)	The business address for these individuals is 233 Needham Street, Suite 300, Newton, MA 02464.

Item 13. Certain Relationships and Related Transactions, and Director Independence

From the date of the Company’s Merger on September 21, 2018 we have not entered into any material transactions or series of transactions that would be considered material in which any officer, director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, and there are no transactions presently proposed, except as follows:

As of December 31, 2018, the Company have accrued a total amount of $10,900 for Ola Soderquist for salary, retirement benefits and expense reimbursements.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Pinnacle Accountancy Group of Utah for the fiscal year ended December 31, 2018 and 2017.

Fee Category	2018	2017

Audit Fees - Pinnacle	$11,450	$-

Audit Related Fees	$-	$-

Tax Fees	$1,500	$-

All other Fees	$-	$-

This category includes the audit of our annual financial statements, review of financial statements included in our annual and quarterly reports and services that are normally provided by the independent registered public accounting firms in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include services relating to our registration statements.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2018 and 2017.

The Audit Committee has not expressly adopted rules permitting the Audit Committee to delegate to one or more of its members pre- approval authority with respect to permitted services nor has the Audit Committee actually delegated such authority to its members. To the extent it elects to do so in the future, the Board expects that such delegation will be subject to the requirement that the decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules. (a)(1) Financial Statements

See Index to Financial Statements commencing on Page F-1.

(a)(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference as Exhibit 3.1 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.2	By-Laws of the Registrant (Incorporated by reference as Exhibit 3.2 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.3	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

3.5	Certificate of Change Pursuant to NRS78.209 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018)

3.6	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.7	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

4.1	Form of Common Stock Certificate

4.2	Form of Warrant Dated October 24, 2018 (Incorporated by reference as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.3	Certificate of Merger Wyoming (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.4	Certificate of Merger Delaware (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.5	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.6	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

4.7	Form of Warrant Dated February 25, 2019 (Incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.1	Form of Accord and Satisfaction between U.S. Rare Earth Minerals and Elenor Yarbray (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

Exhibit Number	Description

10.2	Form of Agreement and Plan of Merger and Reorganization By and Among U.S. Rare Earth Minerals, Inc., Bioxy Acquisition Corp. and Bioxytran, Inc. (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.3	Form of Asset Purchase Agreement between U.S. Rare Earth Minerals, Inc. and U.S. Rare Earth Minerals, Inc. (Wyoming). (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.4	Form of Employment Agreement of David Platt

10.5	Form of Employment Agreement of Ola Soderquist

10.6	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.7	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.8	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.9	2010 Employee, Director and Consultant Stock Plan Incorporated by reference to Exhibit 99.1 on form S-8 filed with the Securities and Exchange Commission on February 22, 2010.

10.10	Form of Public Offering Subscription Agreement

10.11	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Date: March 13, 2019	By:	/s/ David Platt
David Platt
President and Chief Executive Officer (principal executive officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Secretary & Treasurer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this twelveth day of March, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt, Ph.D.

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Henry J. Esber, Ph.D.	Director
Henry J. Esber

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

/s/ Anders Utter	Director
Anders Utter

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bioxytran, Inc.

Newton, MA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioxytran, Inc., (the Company) as of December 31 2018 and 2017, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended December 31, 2018 and the period from October 5, 2017 (inception) to December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, has a negative working capital and has not generated any revenues, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 12, 2019

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND DECEMBER 31, 2017

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$36,411	$110
Total current assets	36,411	110

Total assets	$36,411	$110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$23,447	$-
Accounts payable related party	10,900	1,419
Convertible notes payable, net of discount	227,378	-
Total current liabilities	261,725	1,419

Total liabilities	261,725	1,419

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 85,103,673 issued and outstanding as of December 31, 2018, and 85,103,673 issued and outstanding as of December 31, 2017	85,104	85,104
Additional paid in capital	72,412	-
Accumulated deficit	(382,830)	(86,413)
Total stockholders’ equity (deficit)	(225,314)	(1,309)

Total liabilities and stockholders’ equity (deficit)	$36,411	$110

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2018 AND FROM OCTOBER 5, 2017 (INCEPTION) TO DECEMBER 31, 2017

	Year ended	From October 5, 2017 (Inception) to
	December 31, 2018	December 31, 2017
Operating expenses:
General and administrative	$214,710	$1,309
Reorganization		85,104
Total operating expenses	214,710	86,413

Loss from operations	(214,710)	(86,413)

Other (expense):
Interest expense	(8,375)	-
Financing costs	(520)	-
Issuance of warrants	(72,412)	-
Total other (expenses) income	(81,307)	-

Net loss before provision for income taxes	(296,017)	(86,413)

Provision for income taxes	(400)	-

NET LOSS	$(296,417)	$(86,413)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	85,103,673	77,565,140

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE YEAR ENDED DECEMBER 31, 2018 AND PERIOD OF OCTOBER 5, 2017 (INCEPTION) TO DECEMBER 31, 2017

			Additional
	Common Stock		Paid in Capital	Accumulated	Total
	Shares	Amount	Common	Deficit	Equity
Balance, October 5, 2017 (Inception)	-	-	-	-	-

Reorganization	85,103,673	85,104	-	(85,104)	(0)

Net Income (loss)				(1,309)	(1,309)
December 31, 2017	85,103,673	$85,104	$-	$(86,413)	$(1,309)

Issuance of warrants	-	-	72,412	-	72,412

Net Income (loss)		-	-	(296,417)	296,417
December 31, 2018	85,103,673	$85,104	$72,412	$(382,830)	$(225,314)

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2018 AND FROM OCTOBER 5, 2017 (INCEPTION) DECEMBER 31, 2017

	Year ended	From October 5, 2017 (Inception) to
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(296,417)	$(1,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of warrants	72,412	-
Amortization of debt discount	5,173	-
Changes in operating assets and liabilities:		-
Accounts payable and accrued expenses	23,447	-
Accounts payable and accrued expenses related Party	9,481	1,419
Net cash used in operating activities	(185,904)	110

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	222,205	-
Net cash provided by financing activities	222,205	-

Net increase in cash	36,301	110
Cash, beginning of period	110	-
Cash, end of period	$36,411	$110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Debt Discount	$22,622	$-
Issuance of Warrants	$72,412	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2018 AND DECEMBER 31, 2017

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is an early-stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues, in a safe and efficient manner. If it is not addressed, lack of oxygen to tissues, or hypoxia, results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. The Company’s initial focus is the treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. We believe that ours is a novel approach that will result in the creation of safe drug alternatives to existing therapies for effectively addressing hypoxic conditions in humans. Our drug development efforts are guided by specialists in co-polymer chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

Organization

Bioxytan, Inc., was organized on October 5, 2017, as a Delaware corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. On September 21 the company went under a reorganization in form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized common shares with a par value of $0.001, and 50,000,000 preferred shares with a par value of $0.001

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. The Company chose December 31st as its fiscal year end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation and its wholly owned subsidiary Bioxytran, Inc. of Delaware (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Cash

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Net Loss per Common Share, basic and diluted

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

There are 208,333 warrants outstanding at December 31, 2018 (Note 6), and no potential dilutive items outstanding as of December 31, 2017

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2018, and 2017 there were no outstanding stock options.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the year ended December 31, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2018, using the new corporate tax rate of 21 percent. See Note 8.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2018 and from October 5, 2017 (date of inception) through December 31, 2017, the Company did not incur significant research and development expenses.

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2018, the Company had cash of $36,411 and a negative working capital of $225,314. From October 5, 2017 (date of inception) through December 31, 2018, the Company has not yet generated any revenues, and has incurred cumulative net losses of $382,830. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

From October 5, 2017 (date of inception) through December 31, 2018, the Company has not raised any cash proceeds from the issuance of debt or common stock. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2019 and is pursuing alternative opportunities to funding.

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

NOTE 4 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On December 31, 2018, there was $10,900 in Accounts Payables to related parties in form of payroll and advanced expenses. On December 31, 2017 there was $1,419 in Accounts Payables to related parties in form of payroll and advanced expenses.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2018 and 2017:

	2018	2017
Accounts Payables related party	$10,900	$1,419
Professional fees	19,175	-
Interest	3,722	-
Taxes	400	-
Other Accounts Payables	150	-
Convertible Note Payables	227,378	-
Total	$261,725	$1,419

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On October 25, 2018 U.S. Rare Earth Minerals, Inc. (the “Company”) entered into a $250,000 Senior Secured Promissory Note, dated October 24, 2018 at an interest rate of 8% per annum, maturing on October 24, 2019 (the “Maturity Date”). Issuance fees totaling $25,520 were recorded as a debt discount, resulting in net proceeds of $222,205. The Note is convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Note or (ii) upon effective date of a registration statement. The conversion price of the Note is equal to the lesser of : (i) the lowest trading price for the twenty-day period prior to the date of the Note or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Company may prepay the Note at any time at a rate of 120% of outstanding principal and interest during the first 90 days it is outstanding and 130% of outstanding principal and interest for the next 90 days thereafter. Thereafter the prepayment amount increases 5% for each thirty-day period until 270 days from the issue date at which time it is fixed at 150% of the outstanding principal and interest on the Note.

As long as the convertible notes remain outstanding, the Company is restricted from incurring any indebtedness or liens, except as permitted (as defined), amend its charter in any matter that materially effects rights of noteholders, repay or repurchase more than de minimis number of shares of common stock other than conversion or warrant shares, repay or repurchase all or any portion of any indebtedness or pay cash dividends.

In connection with the issuance of the Convertible Debentures, the Company issued an aggregate of 208,333 warrants to purchase the Company’s common stock at $0.60 per share, exercisable immediately upon issuance, expiring five years from the date of issuance, the latest being October 24, 2023.

The Company applies the provisions of ASC 480, Distinguishing Liabilities from Equity with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. Based on the classification of the debt instrument it was determined that derivative treatment was not a factor due to the ASC 480 treatment.

On October 24, 2018, the Company issued 208,333 warrants, as part of the one-year Convertible Note “The Auctus Note”, all classified as equity instruments and were fully exercisable as of date of issuance at a fixed exercise price of $0.60 with an expiration date of October 23, 2023. The warrants are exempt from derivative accounting because they have a fixed exercise price and there are no exercise contingencies.

For the year ended December 31, 2018, the Company amortized $5,173 debt discount to operations as interest expense.

Convertible notes payable consists of the following at December 31, 2018:

2018
Principal balance	$250,000
Debt discount	(20,347)
Deferred finance costs	(2,275)
Outstanding, net of debt discount	$227,378

There were no convertible notes outstanding in 2017.

NOTE 6 – STOCKHOLDERS’ EQUITY

At a Board of Director’s Meeting on July 30, 2018, the Company authorized a reverse split that resulted in a reduction of the number of outstanding and issued shares of both common and preferred stock so that after the split became effective on August 13, 2018, the shares of both common and preferred stock were reduced to 1 share for each 30 shares currently issued and outstanding. The effect on the Balance Sheet is a transfer of value from stock value at par to Additional Paid-in Capital (APIC). As a result of the one (1) for thirty (30) reverse stock split, the Company will continue to be authorized to issue 300,000,000 shares of Common Stock. The impact of the reverse stock split has been retroactively applied to all periods presented, and all references to common and preferred stock in the footnotes are assumed to be post-split unless otherwise indicated.

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

As of December 31, 2018, no preferred shares have been designated nor issued.

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

On September 21, 2018, the Company completed a series of transactions as a result of a Merger, (please see 8-K statement filed on September 24, 2018 and its financial amendment 8-K/A filed on October 29, 2018, for more detailed information about the merger and asset purchase agreement

As consideration for the Merger, the stockholders of Bioxytran were issued 76,586,937 shares of common stock of the Company. The Merger was structured as a tax-free reorganization.

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

As of December 31, 2018, and after completion of the above transactions, the Company has 85,103,673 shares of Common Stock issued and outstanding. No shares of common stock have been issued since the merger.

Common Stock Warrants

With reference to Note 6, the Company has determined that the Warrants are exempt from derivative accounting and were valued at $101,937 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.49 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 287.03% and (5) risk free interest rate of 2.51%.  The note proceeds of $250,000 were then allocated between the fair value of the promissory note ($250,000) and the Warrants ($101,937), resulting in a debt discount of $72,412. This debt discount was amortized in its entirety to interest expense on the Date of Issuance and allocated to Additional Paid in Capital.

The following table summarizes the Company’s common stock warrants activity for the years ended December 31, 2018:

		Weighted Average	Weighted-Average Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of December 31, 2017	-	-
Granted	208,333	0.6	4.8
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding as of December 31, 2018	208,333	$0.6	4.8

NOTE 7 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2018 and the period of October 5, 2017 (inception) no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2018	2017
Deferred Tax Assets:
Net operating loss carryforward	$62,200	$-

Total deferred tax assets	62,200	-

Valuation allowance	(62,200)	-

Deferred tax asset, net of valuation allowance	$-	$-

The income tax provision (benefit) consists of the following:

	2018	2017
Federal:
Current	$-	$-
Deferred	-	-

State and local:
Current	-	-
Deferred	-	-

Change in valuation allowance	-	-
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%

There was no provision for income taxes in 2017.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2018, the Company had approximately $62,200 of federal net operating losses that may be available to offset future taxable income, in 2017 there were no federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2038 for federal purposes.

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the net operating loss carryforwards (“carryforwards”) and research and development tax credit carryforwards to annual limitations which could reduce or defer the carryforwards. Section 382 imposes limitations on a corporation’s ability to utilize carryforwards if it experiences an ownership change. An ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the carryforwards would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the carryforwards to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such carryforwards to expire unused, reducing or eliminating the benefit of such carryforwards. The Company has not completed a Section 382 study to determine if there have been one or more ownership changes due to the costs associated with such a study. Until a study is completed and the extent of the limitations, if any, is able to be determined, no additional amounts have been written off or are being presented as an uncertain tax position.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. In the deferred tax assets for 2016, it is recorded a provisional decrease of $37,900, with a corresponding adjustment to valuation allowance of $37,900 as of December 31, 2017.

The Company applies the provisions of ASC 740-10, Income Taxes. The Company has not recognized any liability for unrecognized tax benefits and does not believe there is any uncertainty with respect to its tax position. The Company’s policy with respect to unrecognized tax benefits is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company’s executive officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The employment agreements do not provide for the payment of any compensation to our executive officers.

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable. During the period from October 5, 2017 (inception) to December 31, 2018, and through the issuance of these financial statements, the Company was not involved in any legal proceedings.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2018 through the date the financial statements were issued, and the following events have been determined to require disclosure.

On February 14, 2019, the company’s S/1 was declared effective, allowing the company to raise up to $10 million in public equity. The S/1 was originally submitted on November 30, 2018. Further, the S-1 effectiveness triggers the ASC 480 treatment of the convertible note, as earlier described under Note 6.

On February 25, 2019 we entered into a $250,000 Senior Secured Promissory Note, dated February 25, 2019 at an interest rate of 8% per annum, maturing on October 24, 2019 (the “Maturity Date”). The Note is convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Note or (ii) upon effective date of a registration statement. The conversion price of the Note is equal to the lesser of : (i) the lowest trading price for the twenty-day period prior to the date of the Note or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Company may prepay the Note at any time at a rate of 120% of outstanding principal and interest during the first 90 days it is outstanding and 130% of outstanding principal and interest for the next 90 days thereafter. Thereafter the prepayment amount increases 5% for each thirty-day period until 270 days from the issue date at which time it is fixed at 150% of the outstanding principal and interest on the Note.

As earlier described under Note 6, the warrants are exempt from derivative accounting because they have a fixed exercise price and there are no exercise contingencies, while the convertible note will trigger the ASC 480 treatment of the convertible note 180 days of issuance, or a next S-1 effectiveness, whichever comes first.