Form 10-Q
period 2019-03-31
BIOXYTRAN, INC
filed 2019-05-10
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 333-214306

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2019
Common Stock, $0.001 par value per share	85,103,673 shares

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	BIXT	OTC Pink

The aggregate market value of the registrant’s voting stock held by non-affiliates on May 9, 2019 (based upon the per share closing price of $1.00) was approximately $10,482,467. (10,482,467 shares)

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., March 31, 2019

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$118,931	$36,411
Total current assets	118,931	36,411

Total assets	$118,931	$36,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$31,129	$23,447
Accounts payable related party	-	10,900
Convertible notes payable (net of discount of $40,836 and $22,622, and premium of $283,528 and $0, respectively),	742,692	227,378
Total current liabilities	773,821	261,725

Total liabilities	773,821	261,725

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 85,103,673 issued and outstanding	85,104	85,104
Additional paid-in capital	(165,755)	72,412
Accumulated deficit	(574,239)	(382,830)
Total stockholders’ equity (deficit)	(654,890)	(225,314)

Total liabilities and stockholders’ equity (deficit)	$118,931	$36,411

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	3-Months Ended
	March 31, 2019	March 31, 2018
Operating expenses:
General and administrative	$129,625	$670
Total operating expenses	129,625	670

Loss from operations	(129,625)	(670)

Other income (expense):
Interest expense	(6,887)	-
Amortization of debt discount	(9,536)	-
Issuance of warrants	(45,361)	-
Total other income (expenses)	(61,784)	-

Net loss before provision for income taxes	(191,409)	(670)

Provision for income taxes	-	-

NET LOSS	$(191,409)	$(670)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	85,103,673	85,103,673

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total
	Shares	Amount	Common	Deficit	Equity
December 31, 2018	85,103,673	$85,104	$-	$(86,413)	$(1,309)

Net income (loss)		-	-	(670)	(670)
March 31, 2018	85,103,673	$85,104	$-	$(87,083)	$(639)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total
	Shares	Amount	Common	Deficit	Equity
December 31, 2018	85,103,673	$85,104	$72,412	$(382,830)	$(225,314)

Issuance of warrants	-	-	45,361	-	45,361
Debt Premium on convertible note			(343,796)		(343,796)
Debt premium accretion			60,268		60,268

Net income (loss)		-	-	(191,409)	(191,409)
March 31, 2019	85,103,673	$85,104	$(165,755)	$(574,239)	$(654,890)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	3-Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,409)	$(670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Issuance of warrants	45,361	-
Amortization of debt discount	9,536	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,682	-
Accounts payable related party	(10,900)	590
Net cash used in operating activities	(139,730)	(80)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	222,250	-
Net cash provided by financing activities	222,250	-

Net increase in cash	82,520	(80)
Cash, beginning of period	36,411	110
Cash, end of period	$118,931	$30

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	$45,361	$-
Debt discount on convertible note	$(25,165)	$-
Debt premium on convertible note	$283,528	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

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

Organization

Bioxytan, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized common shares with a par value of $0.001, and 50,000,000 preferred shares with a par value of $0.001

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. The Company chose December 31st as its fiscal year end.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation and its wholly-owned subsidiary, Bioxytran, Inc. of Delaware (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2019, the Company had cash of $118,931 and a negative working capital of $654,890. As of March 31, 2019, the Company has not yet generated any revenues, and has incurred cumulative net losses of $574,239. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of March 31, 2019, the Company has raised a net of $444,455 from issuance of debt in form of convertible notes, but no cash proceeds from the issuance of common stock. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2019, and is pursuing alternative opportunities to funding.

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

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As long as the following convertible notes remain outstanding, the Company is restricted from incurring any indebtedness or liens, except as permitted (as defined), and cannot amend its charter in any matter that materially effects rights of noteholders, repay or repurchase more than de minimis number of shares of common stock other than conversion or warrant shares, repay or repurchase all or any portion of any indebtedness, or pay cash dividends.

Auctus Note #1

On October 24, 2018 (the ”Date of Issuance”) the Company issued a convertible promissory note (the ”Auctus Note #1”) with a face value of $250,000, maturing on October 23, 2019, and a stated interest of 8% to a third-party investor. The Auctus ote #1 is convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Auctus Note #1, or (ii) upon effective date of a registration statement. The conversion price of the Auctus Note #1 is equal to the lesser of : (i) the lowest trading price for the twenty-day period prior to the date of the Auctus Note #1 or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Auctus Note #1 was funded on October 29, 2018, when the Company received proceeds of $222,205, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $27,795 to be amortized to interest expense over the life of the Auctus Note #1.

Additionally, the variable conversion rate component requires that the Auctus Note #1 be valued at its stock redemption value (i.e., ”if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the Auctus Note #1. As such, the Company recorded a premium of $343,796 as a reduction to additional paid-in capital based on a discounted ”if-converted” rate of $0.21 per share (65% of the average of the three lowest trading prices during the 20 days preceding the note’s issuance), which computed to 1,211,828 shares of ‘if-converted’ common stock with a redemption value of $593,796 due to $0.49 per share fair market value of the Company’s stock on the Auctus Note #1’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. During the three months ended March 31, 2019, the Company recorded $60,268 of premium amortization to additional paid-in capital, and $6,951 in amortization of debt discount.

Along with the Auctus Note #1, on the Date of Issuance the Company issued 208,333 Common Stock Purchase Warrants (the ”Warrants”), exercisable immediately at a fixed exercise price of $0.60 with an expiration date of October 23, 2023.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $101,937 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.49 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 251% and (5) risk free interest rate of 2.51%.  The note proceeds of $250,000 were then allocated between the fair value of the Auctus Note #1 ($250,000) and the Warrants ($101,937), resulting in a debt discount of $72,412.  As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

Auctus Note #2

On February 25, 2019, the Company entered into a $250,000 Senior Secured Promissory Note (“the Auctus Note #2”), dated February 25, 2019 at an interest rate of 8% per annum, maturing on February 24, 2020 (the “Maturity Date”). Issuance fees totaling $27,750 were recorded as a debt discount, resulting in net proceeds of $222,250. The Auctus Note #2 is convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Auctus Note #2 or (ii) upon effective date of a new registration statement. The conversion price of the Auctus Note #2 is equal to the lesser of : (i) the lowest trading price for the twenty-day period prior to the date of the Auctus Note #2 or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Company may prepay the Auctus Note #2 at any time at a rate of 120% of outstanding principal and interest during the first 90 days it is outstanding and 130% of outstanding principal and interest for the next 90 days thereafter. Thereafter the prepayment amount increases 5% for each thirty-day period until 270 days from the issue date at which time it is fixed at 150% of the outstanding principal and interest on the Auctus Note #2.

Once the conversion feature is triggered, the Company will apply the provisions of ASC 480, Distinguishing Liabilities from Equity, with the excess over the note’s undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the note. Based on the classification of the debt instrument, it was determined that derivative treatment is not a factor due to the ASC 480 treatment.

Along with the the Auctus Note #2, on the Date of Issuance the Company issued 208,333 Common Stock Purchase Warrants (the ”Warrants”), exercisable immediately at a fixed exercise price of $0.60 with an expiration date of February 24, 2024.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $55,417 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.27 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 323% and (5) risk free interest rate of 2.56%.  The Auctus Note #2 proceeds of $250,000 were then allocated between the fair value of the Auctus Note #2 ($250,000) and the Warrants ($55,417), resulting in a debt discount of $45,361. As the warrants are exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

For the 3-months ended March 31, 2019, the Company amortized $2,585 debt discount to operations as interest expense for the the Auctus Note #2.

Convertible notes payable consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Principal balance	$500,000	$250,000
Unamortized debt discount	(40,836)	(22,622)
Unamortized debt premium	283,528	-
Outstanding, net of debt discount and premium	$742,692	$227,378

NOTE 4 – STOCKHOLDERS’ EQUITY

At a Board of Director’s Meeting on July 30, 2018, the Company authorized a reverse split that resulted in a reduction of the number of outstanding and issued shares of both common and preferred stock so that after the split became effective on August 13, 2018, the shares of both common and preferred stock were reduced to 1 share for each 30 shares currently issued and outstanding. The effect on the Balance Sheet is a transfer of value from stock value at par to Additional Paid-in Capital. As a result of the one (1) for thirty (30) reverse stock split, the Company will continue to be authorized to issue 300,000,000 shares of Common Stock. The impact of the reverse stock split has been retroactively applied to all periods presented, and all references to common and preferred stock in the footnotes are assumed to be post-split unless otherwise indicated.

Preferred stock

As of July 30, 2018, and prior to the reverse stock split, there were 440,500 outstanding shares of the Company’s Preferred Stock. After the reverse stock split that was effective on August 13, 2018, the Company’s outstanding shares of preferred stock was 14,683 and the authorized preferred stock of 50,000,000 shares remained unchanged.

On September 20, 2018, 9,999 shares of Preferred Stock were returned to treasury as a result of a Merger, (please see 8-K statement filed on September 24, 2018 and its financial amendment 8-K/A filed on October 29, 2018, for more detailed information about the merger and asset purchase agreement).

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

As of March 31, 2019, no preferred shares have been designated nor issued.

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

On September 21, 2018, the Company completed a series of transactions as a result of a reverse merger (the “Merger”), (please see 8-K statement filed on September 24, 2018 and its financial amendment 8-K/A filed on October 29, 2018, for more detailed information about the merger and asset purchase agreement).On September 21, as consideration for the Merger, the Company’s stockholders were issued 76,586,937 shares of common stock of the Company. The Merger was structured as a tax-free reorganization.

A 6% secured promissory note (the “Note”) in the principal amount of $110,000, including all interest had been in default since August 23, 2013. The Note was secured by substantially all of the assets of the Company. As consideration for the satisfaction of the obligation and as a condition to settlement, the Company agreed to divest substantially all of its assets and remaining liabilities to an affiliate of the creditor and former majority stockholder of the Company. The creditor agreed to release all liens upon the completion of the asset sale. Included in the settlement, a former majority stockholder of the Company received on September 21, 2018, 4,455,858 shares of the Company’s common stock, while the former Directors and Officers received 319,174 shares of common stock.

On September 21, 2018, an additional 23,405 shares of common stock were issued as a result of a mandatory conversion of 4,681 shares of preferred stock (convertible 5:1), and 7,095 shares of common stock were issued in the form of accrued 6% annual combined interest on the preferred stock.

As of March 31, 2019, and after completion of the above transactions, the Company has 85,103,673 shares of common stock issued and outstanding. No shares of common stock have been issued since the Merger.

Common Stock Warrants

The following table summarizes the Company’s common stock warrant activity for the 3-months ended March 31, 2019 and the year ended December 31, 2018 (see Note 3):

		Weighted Average	Weighted-Average Remaining
	Warrants	Exercise Price	Expected Term
Outstanding as of January 1, 2018	-	$-	-
Granted	208,333	0.60	4.6
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of December 31, 2018	208,333	$0.60	4.6
Granted	208,333	0.60	4.9
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of March 31, 2019	416,666	$0.60	4.7

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company’s executive officers have entered employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The employment agreements do not provide for the payment of any compensation to our executive officers but provide for the payment of $100,000 in severance upon termination of employment without cause and make no provisions for any payment upon a change of control.

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 6 – SUBSEQUENT EVENTS

On April 4, 2019, the Company and MDX Lifesciences, Inc. (“MDX”) entered into an exclusive, worldwide, royalty-free license (the “License Agreement”) to the MDX Viewer and Flat Probe, (ii)  the issued patents, and patents arising out of the patent applications, (iii) all reissues, continuations, continuations-in-part, extensions, reexaminations, and foreign counterparts thereof, (vi) all inventions, disclosures, trade secrets and know-how owned by MDX and (v) those improvements, enhancements and modifications to be used in certain fields of use as measurement system for tissue health for the Company’s compounds.

The Company will pay MDX on or about the time the Company raises $3,000,000, or at such time as otherwise agreed by MDX and the Company, a payment of $500,000. The Company will also fund MDX development efforts to improve the MDX Viewer and Flat Probe for the Company’s use at cost plus 20% and pay for reasonable associated expenses.

On April 22, 2019, the Company and Resources Unlimited NW LLC (“RU”), entered investor relations agreement (the “IR Agreement”) where RU will assist the Company with its investor relations efforts. The term of the agreement is for six months unless earlier terminated. The Company agreed to pay RU a fee of $2,000 per month and issue RU 50,000 shares of its restricted common stock per month, prorated if earlier terminated. The Company may, in its sole discretion, pay RU $7,500 per month instead of the issuance of common stock. In addition, RU may be entitled to receive additional performance-based bonuses as determined by the Company. RU is subject to a limitation on the sale of the common stock in any one trading day to no more than 5% of the volume weighted average number of shares traded ten days prior to any sale. In March 2019, the Company and RU entered into a one-month agreement whereby RU was paid $2,000 and 100,000 shares of restricted common stock.

On May 6, 2019, the Company and Asclepius LLC entered into a one-year Scientific Advisory Board Agreement, dated May 1, 2018 (the “Scientific Advisory Board Agreement”) whereby Juan Carlos Lopez Talavera (“Advisor”) will serve as a member of the Company’s Scientific Advisory Board. Advisor will provide assistance and advice to the Company in his field of expertise as a developer of pharmaceutical compounds, and mentor the Company through the Food and Drug Administration’s regulatory submission and approval process. Advisor will commit such time as possible without interfering with his existing duties with his current employer, but in no event more than 20 days per year. As compensation for his services, the Company will issue Advisor forty five thousand (45,000) options to purchase the Company’s common stock, par value $.01 per share, under the Company’s 2010 Employee, Director and Consultant Stock Plan, or any successor plan thereto, at the beginning of each successive quarter of service, exercisable at a price of market price plus 10% at the time of issuance. In addition, the Company will pay for his expenses up to $500 per quarter. The Scientific Advisory Agreement may be terminated by either party with 30 days prior written notice contains protection for the Company’s intellectual property and for protection for the intellectual property of Advisor’s employer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the period since the inception of the Company through December 31, 2018 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 13, 2019. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $2,700,000 in our currently effective public offering, we will have sufficient working capital to repay the two Auctus Notes and develop our business over the next approximately 15 months. At funding raised that is significantly less than $2,700,000, we can likely repay the Auctus Note and continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

Bioxytran, Inc. is headquartered in Newton, Massachusetts. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for stroke and wound healing. BXT-25 will be designed to be an injectable anti-necrosis drug specifically designed to treat a person immediately after that person suffers an ischemic stroke. The drug is designed to be injected intravenously to travel to the lungs to pick up oxygen molecules to carry to the brain. Like a red blood cell, the drug will cross the blood brain barrier, which is a protective semi-permeable membrane allowing some material to cross but preventing others from crossing. BXT-25 will be designed to diffuse oxygen into the brain tissues. We expect the BXT-25 molecule to be 5,000 times smaller than a red blood cell.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 3 of the financial statements, on October 24, 2018, we issued the first of a two-tranche 8% convertible promissory note of $250,000 in gross proceeds (The Auctus Note #1). On February 25, 2019, we issued the second tranche 8% convertible promissory note of $250,000 in gross proceeds (the Auctus Note #2), in order to finance the Company until we start raising equity. As shown in the accompanying financial statements, the Company had an accumulated deficit of $574,239 as of March 31, 2019. The accumulated deficit as of December 31, 2018 was $382,830.

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

General and Administrative

General and administrative (G&A) expenses for the three months ended March 31, 2019 were $129,625, while for the three months ended March 31, 2018, they were $670. The Company only started its activities in October 2018. The components of G&A expenses are as follows:

-	Payroll and related expenses for the three months ended March 31, 2019 were $50,508, while there were no expenses for payroll for the three months ended March 31, 2018.

-	Costs for legal, accounting and other professional services for the three months ended March 31, 2019 were $40,811, while there were no expenses for professional services for the three months ended March 31, 2018.

-	Sales and marketing expense for the three months ended March 31, 2019 were $17,050, while there were no expenses for professional services for the three months ended March 31, 2018.

-	The remaining miscellaneous G&A expenses totaled $21,256 for the three months ended March 31, 2019, as compared to $670 for the three months ended March 31, 2019.

Interest Expense and Amortization of Debt Discount and Premium

During the three months ended March 31, 2019, the Company recorded $60,268 of premium accretion to additional paid-in capital, and $9,536 in amortization of debt discount to interest expense. The interest for the two convertible notes outstanding amounted to $6,887. There were no expenses for debt discount and interest for the three months ended March 31, 2018. The Company only started its activities in October 2018.

Net Loss

The Company generated a net loss for the three months ended March 31, 2019 of $191,409. In comparison, for the three months ended March 31, 2018, the Company generated a net loss of $670. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services for the S/1 application and subsequent amendments that were filed with the SEC, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Cash-Flows

Net cash used in operating activities was $139,730 and $80 for the three months ended March 31, 2019 and 2018, respectively. The Company only started its activities in October 2018.

The Company did not engage in any investing activities during the three months ended March 31, 2019 or 2018.

Cash flows from financing activities were $222,250 and $0 for the three months ended March 31, 2019 and 2018. The Company only started its activities in October 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, our only asset was $118,931 in cash. We had total liabilities of $773,821, which were all current liabilities, and which consisted of $31,129 in accounts payable and accrued expenses, and $742,692 in the form of a convertible loan of $250,000, maturing on October 23, 2019, and a second convertible loan of $250,000, maturing on February 24, 2020 (which includes unamortized debt premium of $283,528, and which has been netted with unamortized debt discounts totaling $40,836). The equivalent numbers at December 31, 2018, were $36,411 in cash and total liabilities of $261,725, which were all current liabilities, and which consisted of $23,447 in accounts payable and accrued expenses, $10,900 in accounts payable to related parties, and $227,378 (net of $22,622 in unamortized debt discounts) in the form of a convertible loan, maturing on October 23, 2019.

At March 31, 2019, we had total working capital of negative $654,890 and an accumulated deficit of $574,239. Comparatively, on December 31, 2018, we had total working capital of negative $225,314 and an accumulated deficit of $382,830. We believe that we must raise not less than $2,700,000 in our currently effective public offering in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the two Auctus Notes.

Net cash used in operating activities was $139,730 and $80 for the three months ended March 31, 2019 and 2018, respectively. We did not engage in any investing activities during the three months ended March 31, 2019 or 2018. Cash flows from financing activities were $222,250 and $0 for the three months ended March 31, 2019 and 2018. The net increase in cash was $82,520 for the three months ended March 31, 2019, while there was a decrease of $80 for the three months ended March 31, 2018. The Company only started its activities in October 2018.

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

Contractual Obligations

Our contractual obligations include two convertible notes, each of $250,000, described under Note 3 to the Financial Statements.

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

There was no impact on the Company’s financial statements as a result of adopting ASC 606 for the three months ended March 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not applicable to us because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2019, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended March 31, 2018 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: May 10, 2019	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer