Form 10-Q
period 2019-06-30
BIOXYTRAN, INC
filed 2019-08-09
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	BIXT	OTC Pink

Class	Outstanding at August 8, 2019
Common Stock, $0.001 par value per share	85,153,673 shares

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2019 (based upon the per share closing price of $0.85) was approximately $8,952,597. (10,532,467 shares)

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we,” “us,” “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., June 30, 2019

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$45,279	$36,411
Total current assets	45,279	36,411

Total assets	$45,279	$36,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$68,977	$23,447
Accounts payable related party	-	10,900
Convertible notes payable (net of discount of $27,042 and $22,622, and premium of $160,252 and $0, respectively),	633,210	227,378
Total current liabilities	702,187	261,725

Total liabilities	702,187	261,725

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 85,128,673 and 85,103,673 shares issued and outstanding, respectively	85,129	85,104
Additional paid-in capital	(37,504)	72,412
Accumulated deficit	(704,533)	(382,830)
Total stockholders’ equity (deficit)	(656,908)	(225,314)

Total liabilities and stockholders’ equity (deficit)	$45,279	$36,411

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating expenses:
General and administrative	$106,498	$275	$236,123	$945
Total operating expenses	106,498	275	236,123	945

Loss from operations	(106,498)	(275)	(236,123)	(945)

Other (expenses):
Interest expense	(10,002)	-	(16,889)	-
Debt discount amortization	(13,794)	-	(23,330)	-
Issuance of warrants	-	-	(45,361)	-
Total other (expenses)	(23,796)	-	(85,580)	-

Net loss before provision for income taxes	(130,294)	(275)	(321,703)	(945)

Provision for income taxes	-	-	-	-

NET LOSS	$(130,294)	$(275)	$(321,703)	$(945)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	85,110,784	85,103,673	85,107,228	85,103,673

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2019,

AND FOR THE YEAR ENDED DECEMBER 31, 2018

(UNAUDITED)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total
	Shares	Amount	Common	Deficit	Equity
December 31, 2017	85,103,673	$85,104	$-	$(86,413)	$(1,309)

Net loss				(670)	(670)
March 31, 2018	85,103,673	85,104	-	(87,083)	(1,979)

Net loss				(275)	(275)
June 30,2018	85,103,673	85,104	-	(87,358)	(2,254)

Issuance of warrants	-	-	72,412	-	72,412
Net loss		-	-	(295,472)	(295,472)
December 31, 2018	85,103,673	$85,104	$72,412	$(382,830)	$(225,314)

Issuance of warrants			45,361		45,361
Debt premium			(343,796)		(343,796)
Debt premium accretion			60,268		60,268
Net loss				(191,409)	(191,409)
March 31, 2019	85,103,673	85,104	(165,755)	(574,239)	(654,890)

Debt premium accretion			123,276		123,276
Shares issued for conversion of accrued interest	25,000	25	4,975		5,000
Net loss		-	-	(130,294)	(130,294)
June 30, 2019	85,128,673	$85,129	$(37,504)	$(704,533)	$(656,908)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	6-Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(321,703)	$(945)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants	45,361	-
Amortization of debt discount	23,330	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	50,530	-
Accounts payable related party	(10,900)	870
Net cash used in operating activities	(213,382)	(75)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	222,250	-
Net cash provided by financing activities	222,250	-

Net increase in cash	8,868	(75)
Cash, beginning of period	36,411	110
Cash, end of period	$45,279	$35

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	$45,361	$-
Debt discount on convertible note	$27,042	$-
Debt premium on convertible note	$343,796	$-
Accretion of debt premium to additional paid-in capital	$(183,544)	$-
Common shares issued for the conversion of accrued interest	$5,000	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception. The Company chose December 31st as its fiscal year end.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation and its wholly owned subsidiary, Bioxytran, Inc. of Delaware (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2019, the Company had cash of $45,279 and a negative working capital of $656,908. As of June 30, 2019, the Company has not yet generated any revenues, and has incurred cumulative net losses of $704,533. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As of June 30, 2019, the Company has raised a net of $444,455 from issuance of debt in form of convertible notes, but no cash proceeds from the issuance of common stock. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2019 and is pursuing alternative opportunities to funding.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

As long as the following convertible notes remain outstanding, the Company cannot amend its charter in any matter that materially effects rights of noteholders, repay or repurchase more than de minimis number of shares of common stock other than conversion or warrant shares, repay or repurchase all or any portion of any indebtedness, or pay cash dividends.

Auctus Note #1

On October 24, 2018 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Auctus Note #1”) with a face value of $250,000, maturing on October 23, 2019, and a stated interest of 8% to a third-party investor. The Auctus Note #1 is convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Auctus Note #1, or (ii) upon effective date of a registration statement. The conversion price of the Auctus Note #1 is equal to the lesser of: (i) the lowest trading price for the twenty-day period prior to the date of the Auctus Note #1 or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Auctus Note #1 was funded on October 29, 2018, when the Company received proceeds of $222,205, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $27,795 to be amortized to interest expense over the life of the Auctus Note #1.

Additionally, the variable conversion rate component requires that the Auctus Note #1 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #1. As such, the Company recorded a premium of $343,796 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.21 per share (65% of the average of the three lowest trading prices during the 20 days preceding the note’s issuance), which computed to 1,211,828 shares of ‘if-converted’ common stock with a redemption value of $593,796 due to $0.49 per share fair market value of the Company’s stock on the Auctus Note #1’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. During the six months ended June 30, 2019, the Company amortized $13,902 debt discount to operations as interest expense, and accreted $183,544 of premium to additional paid-in capital.

Along with the Auctus Note #1, on the Date of Issuance the Company issued 208,333 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $0.60 with an expiration date of October 23, 2023.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $101,937 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.49 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 251% and (5) risk free interest rate of 2.51%. The note proceeds of $250,000 were then allocated between the fair value of the Auctus Note #1 ($250,000) and the Warrants ($101,937), resulting in a debt discount of $72,412. As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

Auctus Note #2

On February 25, 2019, the Company entered into a $250,000 Senior Secured Promissory Note (“the Auctus Note #2”), dated February 25, 2019 at an interest rate of 8% per annum, maturing on February 24, 2020 (the “Maturity Date”). Issuance fees totaling $27,750 were recorded as a debt discount, resulting in net proceeds of $222,250. The Auctus Note #2 is convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Auctus Note #2 or (ii) upon effective date of a new registration statement. The conversion price of the Auctus Note #2 is equal to the lesser of: (i) the lowest trading price for the twenty-day period prior to the date of the Auctus Note #2 or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Company may prepay the Auctus Note #2 at any time at a rate of 120% of outstanding principal and interest during the first 90 days it is outstanding and 130% of outstanding principal and interest for the next 90 days thereafter. Thereafter the prepayment amount increases 5% for each thirty-day period until 270 days from the issue date at which time it is fixed at 150% of the outstanding principal and interest on the Auctus Note #2.

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

Along with the the Auctus Note #2, on the Date of Issuance the Company issued 208,333 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $0.60 with an expiration date of February 24, 2024.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $55,417 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.27 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 323% and (5) risk free interest rate of 2.56%.  The Auctus Note #2 proceeds of $250,000 were then allocated between the fair value of the Auctus Note #2 ($250,000) and the Warrants ($55,417), resulting in a debt discount of $45,361. As the warrants are exercisable immediately, this debt discount was amortized in its entirety to issuance of warrants (other expenses) on the Date of Issuance. During the six months ended June 30, 2019, the Company recorded $9,428 in amortization of debt discount.

Convertible notes payable consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Principal balance	$500,000	$250,000
Unamortized debt discount	(27,042)	(22,622)
Unamortized debt premium	160,252	-
Outstanding, net of debt discount and premium	$633,210	$227,378

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

Preferred stock

As of June 30, 2019, no preferred shares have been designated or issued.

Common stock

On May 30, 2019, 25,000 shares of common stock were issued as a result of conversion of accrued interest on the Auctus Note #1 at $0.20 per share for a total of $5,000 (see Note 3).

As of June 30, 2019, the Company has 85,128,673 shares of common stock issued and outstanding.

Common Stock Warrants

The following table summarizes the Company’s common stock warrant activity for the 3-months ended June 30, 2019 and the year ended December 31, 2018 (see Note 3):

		Weighted Average	Weighted-Average Remaining
	Warrants	Exercise Price	Expected Term
Outstanding as of January 1, 2018	-	$-	-
Granted	208,333	0.60	5.0
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of December 31, 2018	208,333	$0.60	4.6
Granted	208,333	0.60	5.0
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of June 30, 2019	416,666	$0.60	4.5

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2019 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

On July 22, 2019, effective July 15, 2019, the Company and Cynthia Tsai (“the Advisor”), entered into an agreement whereby the Advisor will assist the Company with its strategic planning, introduction to key relationships in the biotechnology industry and development of relationships with potential investors and investment bankers. The term of the agreement is for three months unless earlier terminated. The Company agreed to pay the Advisor a fee of $1,500 per month and initially issue the Advisor 100,000 shares of its restricted common stock and 50,000 shares every three months thereafter, prorated if earlier terminated.

On July 22, 2019, effective July 15, 2019, the Company and Johnathan Barkman (“the Advisor”), entered into an agreement whereby the Advisor will assist the Company with market insight guidance, capital markets promotion and development, , and financing strategies. The Advisor will also help build market awareness with potential accredited investors, funds, traders and broker dealers with whom the Advisor has maintained a longstanding relationship and introduce the Company to such individuals and entities. The term of the agreement is for three months unless earlier terminated. The Company agreed to pay the Advisor a fee of $1,500 per month and initially issue the Advisor 100,000 shares of its restricted common stock and 50,000 shares every three months thereafter, prorated if earlier terminated.

On July 18, 2019, an additional of 25,000 shares of common stock were issued as a result of conversion of $5,000 in accrued interest for the Auctus #1 Convertible Note at $0.20 per share.

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

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $10.000,000 in our currently effective public offering, we will have sufficient working capital to repay the two Auctus Notes and develop our business over the next approximately 15 to 18 months. At funding raised that is significantly less than $10,000,000, we can likely repay the two Auctus Notes and continue to develop our business over the same 15-18 months period, but funding at that level will delay the development of our technology and business.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 3 of the financial statements, on October 24, 2018, we issued the first of a two-tranche 8% convertible promissory note of $250,000 in gross proceeds (The Auctus Note #1). On February 25, 2019, we issued the second tranche 8% convertible promissory note of $250,000 in gross proceeds (the Auctus Note #2), in order to finance the Company until we start raising equity. As shown in the accompanying financial statements, the Company had an accumulated deficit of $704,533 as of June 30, 2019. The accumulated deficit as of December 31, 2018 was $382,830.

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

Results of Operations for the three months ended June 30, 2019

We are a start-up company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the three months ended June 30, 2019 were $106,498, while for the three months ended June 30, 2018, they were $275. The Company only started its activities in October 2018. The components of G&A expenses are as follows:

-	Payroll and related expenses for the three months ended June 30, 2019 were $16,450, while there were no expenses for payroll for the three months ended June 30, 2018.

-	Costs for legal, accounting and other professional services for the three months ended June 30, 2019 were $56,632, while there were no expenses for professional services for the three months ended June 30, 2018.

-	Sales and marketing expense for the three months ended June 30, 2019 were $11,173, while there were no expenses for professional services for the three months ended June 30, 2018.

-	The remaining miscellaneous G&A expenses totaled $22,243 for the three months ended June 30, 2019, as compared to $275 for the three months ended June 30, 2018.

Interest Expense and Amortization of Debt Discount and Premium

During the three months ended June 30, 2019, the Company recorded $123,276 of premium accretion to additional paid-in capital, and $13,794 in amortization of debt discount to interest expense. The interest for the two convertible notes outstanding amounted to $10,002. There were no expenses for debt discount and interest for the three months ended June 30, 2018. The Company only started its activities in October 2018.

Net Loss

The Company generated a net loss for the three months ended June 30, 2019 of $130,294. In comparison, for the three months ended June 30, 2018, the Company generated a net loss of $275. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services for the S-1 application and subsequent amendments that were filed with the SEC, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Results of Operations for the six months ended June 30, 2019

We are a start-up company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the six months ended June 30, 2019 were $236,123, while for the six months ended June 30, 2018, they were $945. The Company only started its activities in October 2018. The components of G&A expenses are as follows:

-	Payroll and related expenses for the six months ended June 30, 2019 were $66,958, while there were no expenses for payroll for the six months ended June 30, 2018.

-	Costs for legal, accounting and other professional services for the six months ended June 30, 2019 were $97,443, while there were no expenses for professional services for the six months ended June 30, 2018.

-	Sales and marketing expense for the six months ended June 30, 2019 were $28,223, while there were no expenses for professional services for the six months ended June 30, 2018.

-	The remaining miscellaneous G&A expenses totaled $43,499 for the six months ended June 30, 2019, as compared to $945 for the six months ended June 30, 2018.

Interest Expense, Amortization of Debt Discount and Premium and Issuance of Warrants

During the six months ended June 30, 2019, the Company recorded $183,544 of premium accretion to additional paid-in capital, and $23,330 in amortization of debt discount to interest expense. The interest for the two convertible notes outstanding amounted to $16,889. There were no expenses for debt discount and interest for the six months ended June 30, 2018. The issuance of warrants in connection with convertible debt resulted in a debt discount of $45,361, immediately allocated as interest expense. The Company only started its activities in October 2018.

Net Loss

The Company generated a net loss for the six months ended June 30, 2019 of $321,703. In comparison, for the six months ended June 30, 2018, the Company generated a net loss of $945. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services for the S-1 application and subsequent amendments that were filed with the SEC, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Cash-Flows

Net cash used in operating activities was $213,382 and $75 for the six months ended June 30, 2019 and 2018, respectively. The Company only started its activities in October 2018.

The Company did not engage in any investing activities during the six months ended June 30, 2019 or 2018.

Cash flows from financing activities were $222,250 and $0 for the six months ended June 30, 2019 and 2018. The Company only started its activities in October 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, our only asset was $45,279 in cash. We had total liabilities of $702,187, which were all current liabilities, and which consisted of $68,977 in accounts payable and accrued expenses, and $633,210 in the form of a convertible loan of $250,000, maturing on October 23, 2019, and a second convertible loan of $250,000, maturing on February 24, 2020 (which include, in the aggregate, unamortized debt premium of $160,252, and which has been netted with unamortized debt discounts totaling $27,042). The equivalent numbers at December 31, 2018, were $36,411 in cash and total liabilities of $261,725, which were all current liabilities, and which consisted of $23,447 in accounts payable and accrued expenses, $10,900 in accounts payable to related parties, and $227,378 (net of $22,622 in unamortized debt discounts) in the form of a convertible loan, maturing on October 23, 2019.

At June 30, 2019, we had total working capital of negative $656,908 and an accumulated deficit of $704,533. Comparatively, on December 31, 2018, we had total working capital of negative $225,314 and an accumulated deficit of $382,830. We believe that we must raise not less than $2,700,000 in our currently effective public offering in addition to current cash on hand to be able to continue our business operations for approximately the next 15 to 18 months and repay the two Auctus Notes.

Net cash used in operating activities was $213,382 and $75 for the six months ended June 30, 2019 and 2018, respectively. We did not engage in any investing activities during the six months ended June 30, 2019 or 2018. Cash flows from financing activities were $222,250 and $0 for the six months ended June 30, 2019 and 2018. The net increase in cash was $8,868 for the six months ended June 30, 2019, while there was a decrease of $75 for the six months ended June 30, 2018. The Company only started its activities in October 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of June 30, 2019, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended June 30, 2018 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: August 9, 2019	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer