Form 10-Q
period 2019-09-30
BIOXYTRAN, INC
filed 2019-11-13
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-35027

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	BIXT	OTCQB

Class	Outstanding at November 12, 2019
Common Stock, $0.001 par value per share	86,475,673 shares

The aggregate market value of the registrant’s voting stock held by non-affiliates June 30, 2019 (based upon the per share closing price of $0.70) was approximately $7,474,227. (10,677,467 shares)

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we,” “us,” “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., September 30, 2019

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$33,226	$36,411
Total current assets	33,226	36,411

Total assets	$33,226	$36,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$92,169	$23,447
Accounts payable related party	-	10,900
Un-issued shares liability	532,418
Convertible notes payable (net of discount of $13,248 and $22,622, and premium of $102,527 and $0, respectively)	589,279	227,378
Total current liabilities	1,213,866	261,725

Total liabilities	1,213,866	261,725

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 85,306,673 and 85,103,673 shares issued and outstanding, respectively	85,307	85,104
Additional paid-in capital	312,701	72,412
Accumulated deficit	(1,578,648)	(382,830)
Total stockholders’ equity (deficit)	(1,180,640)	(225,314)

Total liabilities and stockholders’ equity (deficit)	$33,226	$36,411

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating expenses:
General and administrative	$54,242	$47,524	$289,866	$48,469
Compensation expense	796,077	-	841,937	-
Total operating expenses	850,319	47,524	1,131,803	48,469

Loss from operations	(850,319)	(47,524)	(1,131,803)	(48,469)

Other (expenses):
Interest expense	(10,002)	-	(26,891)	-
Debt discount amortization	(13,794)	-	(37,124)	-
Total other (expenses)	(23,796)	-	(64,015)	-

Net loss before provision for income taxes	(874,115)	(47,524)	(1,195,818)	(48,469)

Provision for income taxes	-	-	-	-

NET LOSS	$(874,115)	$(47,524)	$(1,195,818)	$(48,469)

Loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	85,198,032	85,103,673	85,138,310	85,103,673

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018,

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Common	Deficit	Equity
Authorized	300,000,000		50,000,000
December 31, 2017	85,103,673	$85,104	-	$-	$-	$(86,413)	$(1,309)

Net loss						(945)	(945)
June 30, 2018	85,103,673	85,104	-	-	-	(87,083)	(1,979)

Net loss						(275)	(275)
June 30, 2018	85,103,673	85,104	-	-	-	(87,358)	(2,254)

Net loss						(47,524)	(47,524)
September 30, 2018	85,103,673	85,104	-	-	-	(134,882)	(49,778)

Issuance of warrants					45,361		45,361
Debt premium					(343,796)		(343,796)
Debt premium accretion					60,268		60,268
Net loss						(191,409)	(191,409)
March 31, 2019					(165,755)	(574,239)	(654,890)

Debt premium accretion					123,276		123,276
Shares issued for conversion of accrued interest	25,000	25			4,975		5,000
Net loss						(130,294)	(130,294)
June 30, 2019	85,128,673	85,129	-	-	(37,504)	(704,533)	(656,908)

Options issued - 2010 Plan					228,058		228,058
Shares issued - 2010 Plan	108,000	108			34,492		34,600
Debt premium					(82,500)		(82,500)
Debt premium accretion					140,225		140,225
Shares issued for conversion of accrued interest	50,000	50			9,950		10,000
Shares issued for cash	20,000	20			19,980		20,000
Net loss	-	-	-	-	-	(874,115)	(874,115)
September 30, 2019	85,306,673	$85,307	-	$-	$312,701	$(1,578,648)	$(1,180,640)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,195,818)	$(48,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	37,124	-
Stock-based compensation expense	840,438	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	83,722	45,262
Accounts payable related party	(10,900)	5,928
Net cash provided by (used) in operating activities	(245,435)	2,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	20,000	-
Proceeds from issuance of convertible notes payable	222,250	-
Net cash provided by financing activities	242,250	-

Net increase (decrease) in cash	(3,185)	2,721
Cash, beginning of period	36,411	110
Cash, end of period	$33,226	$2,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-
NON-CASH INVESTING & FINANCING ACTIVITIES
Debt discount on convertible note	$37,124	$-
Debt premium on convertible note	$426,296	$-
Accretion of debt premium to additional paid-in capital	$(323,769)	$-
Common shares issued for the conversion of accrued interest	$15,000	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

There are 416,666 warrants and 293,000 options outstanding at September 30, 2019 (Note 6), as well as 463,000 common shares that have been allocated to short-term liabilities for future issuance (see Stock-Based Compensation below). There are 208,333 warrants outstanding at December 31, 2018. These potentially dilutive securities are not presented in the attached financial statements, as their effect would be anti-dilutive.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the grant date Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2019, there were 293,000 outstanding stock options with a fair market value of $228,058 and 108,000 shares issued with a fair market value of $34,600 at the time of award. An additional 463,000 shares with a fair Market Value of $532,418 at the time of award, had not yet been issued on September 30, 2019, and are allocated to Current Liabilities (Note 4). At December 31, 2018, there were no outstanding stock options, nor any shares awarded.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the nine months ended September 30, 2019 and September 30, 2018 the Company did not incur significant research and development expenses.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2019, the Company had cash of $33,226 and a negative working capital of $1,180,640. As of September 30, 2019, the Company has not yet generated any revenues, and has incurred cumulative net losses of $1,578,648. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ending September 30, 2019, the Company has raised a net of $222,250 from issuance of debt in form of convertible notes, and $20,000 in cash proceeds from the issuance of common stock. There were no funds raised during the same period in 2018. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of December 2019 and is pursuing alternative opportunities to funding.

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

NOTE 4 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On September 30, 2018, there was no Accrued Expenses in Accounts Payables to related parties. On December 31, 2018 there was $10,900 in form of payroll and advanced expenses.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts Payables related party	$-	$10,900
Professional fees	72,603	19,175
Interest	17,113	3,722
Taxes	-	400
Other Accounts Payables	2,453	150
Un-issued shares liability	532,418	-
Convertible Note Payables	589,279	227,378
Total	$1,213,866	$261,725

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

Additionally, the variable conversion rate component requires that the Auctus Note #1 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #1. As such, the Company recorded a premium of $343,796 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,211,828 shares of ‘if-converted’ common stock with a redemption value of $593,796 due to $0.49 per share fair market value of the Company’s stock on the Auctus Note #1’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. During the nine months ended September 30, 2019, the Company amortized $20,853 debt discount to operations as interest expense, and accreted $306,820 of premium to additional paid-in capital.

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

Additionally, the variable conversion rate component requires that the Auctus Note #2 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #2. As such, the Company recorded a premium of $82,500 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,250,000 shares of ‘if-converted’ common stock with a redemption value of $332,500 due to $0.266 per share fair market value of the Company’s stock on the Auctus Note #2’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. During the nine months ended September 30, 2019, the Company amortized $16,271 debt discount to operations as interest expense, and accreted $16,949 of premium to additional paid-in capital.

Along with the the Auctus Note #2, on the Date of Issuance the Company issued 208,333 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $0.60 with an expiration date of February 24, 2024.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $55,417 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.27 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 358% and (5) risk free interest rate of 2.48%.  The Auctus Note #2 proceeds of $250,000 were then allocated between the fair value of the Auctus Note #2 ($250,000) and the Warrants ($55,417), resulting in a debt discount of $45,361. As the warrants are exercisable immediately, this debt discount was amortized in its entirety to issuance of warrants (other expenses) on the Date of Issuance.

Convertible notes payable consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Principal balance	$500,000	$250,000
Unamortized debt discount	(13,248)	(22,622)
Unamortized debt premium	102,527	-
Outstanding, net of debt discount and premium	$589,279	$227,378

NOTE 6 – STOCKHOLDERS’ EQUITY

At a Board of Director’s Meeting on July 30, 2018, the Company authorized a reverse split that resulted in a reduction of the number of outstanding and issued shares of both common and preferred stock so that after the split became effective on August 13, 2018, the shares of both common and preferred stock were reduced to 1 share for each 30 shares currently issued and outstanding. The effect on the Balance Sheet is a transfer of value from stock value at par to Additional Paid-in Capital. As a result of the one (1) for thirty (30) reverse stock split, the Company will continue to be authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock. The reverse split has been retroactively applied to all periods presented.

Preferred stock

As of September 30, 2019, no preferred shares have been designated or issued.

Common stock

On May 30, 2019, 25,000 shares of common stock were issued as a result of conversion of accrued interest on the Auctus Note #1 at $0.20 per share for a total of $5,000. For details, see Convertible Note Payable under Note 3.

On July 18, 2019, 25,000 shares of common stock were issued as a result of conversion of accrued interest on the Auctus Note #1 at $0.20 per share for a total of $5,000. For details, see Convertible Note Payable under Note 3.

On August 20, 2019, 20,000 shares of common stock were sold and issued from the active S-1 at $1 per share for a total of $20,000.

On August 22, 2019, 25,000 shares of common stock were issued as a result of conversion of accrued interest on the Auctus Note #1 at $0.20 per share for a total of $5,000. For details, see Convertible Note Payable under Note 3.

Between November 2, 2018, and May 17, 2019, 108,000 shares were awarded with an average cost per share of $0.32, under the 2010 Stock Plan for a total value of $34,600. The shares were issued on September 3, 2019. For details, see Shares Awarded and Issued under Note 5.

As of September 30, 2019, the Company has 85,306,673 shares of common stock issued and outstanding.

Common Stock Options/Warrants

On February 25, 2019 the Company issued 208,333 Warrants as part of a convertible note agreement. The warrants total value allocated to debt discount was $45,361. For details, see Convertible Note Payable under Note 3.

The following table summarizes the Company’s common stock warrant and options activity for the nine months ended September 30, 2019 and the year ended December 31, 2018:

		Weighted Average	Weighted- Average Remaining
	Warrants/ Options	Exercise Price	Expected Term
Outstanding as of January 1, 2018	-	$-	-
Granted	208,333	0.60	5.0
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of December 31, 2018	208,333	$0.60	4.8
Granted	208,333	0.60	5.0
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of September 30, 2019	416,666	$0.60	4.2

Between May 1 and July 9, 2019, 293,000 options were awarded under the 2010 Stock Option Plan. The options were issued on September 3, 2019. The options total fair value at the time of award was $228,058. For details, see Stock options granted under Note 5.

The following table summarizes the Company’s common stock warrant and options activity for the nine months ended September 30, 2019 and the year ended December 31, 2018:

		Weighted Average	Weighted- Average Remaining
	Warrants/ Options	Exercise Price	Expected Term
Outstanding as of January 1, 2018	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of December 31, 2018	-	$-	-
Granted	293,000	1.01	3.0
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of September 30, 2019	293,000	$1.01	2.9

NOTE 7 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of common stock, automatically adjusted on January 1 each year. As of December 31, 2018, there were no outstanding awards under the 2010 Plan. As of September 30, 2019, there were 293,000 outstanding stock options with a fair market value of $228,058 and 108,000 shares issued with a fair market value of $34,600 at the time of award. An additional 463,000 shares with a fair Market Value of $532,418 at the time of award, had not yet been issued on September 30, 2019, and are allocated to Current Liabilities (Note 4). At December 31, 2018, there were no outstanding stock options, nor any shares awarded.

Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards may be directly issued under the Plan (without any intervening options). Stock Awards may be issued which are fully and immediately vested upon issuance.

Shares Awarded and Issued:

On November 2, 2018, the Company granted 4,000 shares with a fair market value of $0.51 to four members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $2,040. The shares were issued on September 13, 2019.

On March 11, 2019 the Company granted 100,000 shares with a fair market value of $0.27, to a consultant as compensation for their work with the Company’s IR, for a total of $26,600. The shares were issued on September 4, 2019.

On May 17, 2019, the Company granted 4,000 shares with a fair market value of $1.49 to four members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $5,960. The shares were issued on September 13, 2019.

Shares Awarded, but not yet Issued:

On November 6, 2018, the Company granted 1,000 shares with a fair market value of $0.52 to one member of the Audit Committee as compensation for his contribution in this Company Committee, for a total of $520.

On November 29, 2018, the Company granted 4,000 shares with a fair market value of $1.00 to four members of the Audit Committee as compensation for his contribution in this Company Committee, for a total of $4,000.

On March 7, 2019, the Company granted 3,000 shares with a fair market value of $0.27 to three members of the Audit Committee as compensation for his contribution in this Company Committee, for a total of $810.

On May 10,2019 the Company granted 3,000 shares with a fair market value of $1.00 to three members of the Audit Committee as compensation for his contribution in this Company Committee, for a total of $3,000.

On June 11, 2019 the Company granted 250,000 shares with a fair market value of $1.39 to a Financial Advisory Board Member for his contribution in the Company’s Advisory Board, for a total of $347,500.

On July 16, 2019 the Company granted 100,000 shares with a fair market value of $1.00 to a Financial Advisory Board Member for his contribution in the Company’s Advisory Board, for a total of $100,000.

On July 15, 2019 the Company granted 100,000 shares with a fair market value of $0.75 to a Financial Advisory Board Member for his contribution in the Company’s Advisory Board, for a total of $75,000.

On August 9, 2019, the Company granted 2,000 shares with a fair market value of $0.80 to two members of the Audit Committee as compensation for his contribution in this Company Committee, for a total of $1,600.

The fair value of stock awards granted for the nine months ended September 30, 2019 was calculated based on stocks trading value at the date earned.

	Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Granted as of December 31, 2018	-	$-	$-
Shares Granted	571,000	0.27 - 1.49	0.99
Shares Issued	108,000	0.27 - 1.49	0.32
Shares Granted not Issued as of September 30, 2019	463,000	$0.75 - 1.39	$1.15

For the three and nine months ended September 30, 2019, the Company recorded stock-based compensation expense of $34,600 and $34,600, respectively, in connection with share-based payment awards. The Company did not record any recorded stock-based compensation expense during 2018. The granted, but not yet registered 463,000 shares for a total of $532,418 were allocated to Current Liabilities. See Un-issued shares liability under Note 4.

Stock options granted:

On May 1, 2019, the Company granted 45,000 three-year options at an exercise price of $1.21, to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $44,820. The options were issued on September 3, 2019.

On July 1, 2019 the Company granted 3,000 three-year options at an exercise price of $1.09 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $2,447. The options were issued on September 3, 2019.

On August 1, 2019 the Company granted 45,000 three-year options at an exercise price of $1.10 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $39,731. The options were issued on September 3, 2019.

On July 9, 2019 the Company granted 200,000 three-year options at an exercise price of $0.95 to two Financial Advisory Board Members for their contribution in the Company’s Advisory Board. The options total fair value at the time of award was $141,060. The options were issued on September 13, 2019.

The fair value of stock options granted and revaluation of non-employee consultant options for the nine months ended September 30, 2019 was calculated with the following assumptions:

2019
Risk-free interest rate	1.68 - 2.31%
Expected dividend yield	0%
Volatility factor (weekly)	126.89%
Expected life of option	3 years

For the three and nine months ended September 30, 2019, the Company recorded compensation expense of $228,058 and $228,058, respectively, in connection with awarded stock options. The Company did not record any awarded option valuation as compensation expense during 2018. As of September 30, 2019, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2019:

	Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2018	-	$-	$-
Granted	293,000	0.95 - 1.21	1.01
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of September 30, 2019	293,000	$0.95 - 1.21	$1.01

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2019:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.95	200,000	$0.95	2.95	$-	200,000	$0.95	2.93	$-
1.09	3,000	1.09	2.75	-	3,000	1.09	2.75	-
1.10	45,000	1.10	2.84	-	45,000	1.10	2.84	-
1.21	45,000	1.21	2.58	-	45,000	1.21	2.58	-
$1.03-1.21	293,000	$1.01	2.88	$-	293,000	$1.01	2.88	$-

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2019 and December 31, 2018:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2018	-	$-
Granted	293,000	0.78
Forfeited	-	-
Vested	293,000	0.78
Non-vested as of September 30, 2019	-	$-

The weighted-average remaining contractual life for options exercisable at September 30, 2019 is 2.88 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at September 30, 2019. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2019 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises during the nine months ended September 30, 2018 was $0 as no options were exercised.

At September 30, 2019 the Company has 11,901,551 options or stock awards available for grant under the 2010 Plan.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2019 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Options and stock awards granted as under the 2010 Stock Plan:

On October 1, 2019 the Company granted 3,000 three-year options at an exercise price of $0.73 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $1,635.

On October 3, 2019 the Company issued 463,000 common shares that had been allocated to short-term liabilities for future issuance for a total value of $532,418.

On October 17, 2019 the Company granted 3,000 shares with a fair market value of $0.60 to four members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $1,800.

On October 21, 2019 the Company granted 300,000 shares with a fair market value of $0.55 at the time of award, to a consultant as compensation for their work with the Company’s IR, for a total of $166,283.

On November 1, 2019 the Company granted 45,000 three-year options at an exercise price of $0.61 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $27.450.

On November 8, 2019 the Company granted 3,000 shares with a fair market value of $0.65 to four members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $1,950.

On November 11, 2019 the Company signed an Investor Relations (“IR”) agreement with FON Consulting LLC (“FON”). As part of the contract the Company granted FON 250,000 shares with a fair market value of $0.51 at the time of award, as compensation for their work with the Company’s IR, for a total of $127,500.

Common shares issued

On October 8, 2019, 50,000 shares of common stock were issued as a result of conversion of principal as well as accrued interest on the Auctus Note #1 at $0.20 per share for a total of $10,000. For details, see Convertible Note Payable under Note 3.

On November 8, 2019, 100,000 shares of common stock were issued as a result of conversion of accrued interest on the Auctus Note #2 at $0.12 per share for a total of $12,000. For details, see Convertible Note Payable under Note 3.

Other subsequent events

In the period October 23, 2019 through November 8, 2019, the Company entered into four separate Secured Promissory Note Agreements (“SPA”) with a face value of $457,300, and received net proceeds of $412,500. The Notes are convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Note or (ii) upon effective date of a registration statement. The conversion price of the Notes is equal to 65% of the lowest trading price at close during the twenty days prior to a conversion notice. The debt discount of $44,800 is amortized over the duration of the loans. One of the SPA’s includes an option to raise an additional $350,000 in convertible notes. The Debentures permit the Company to pre-pay its obligations at a premium prior to maturity.

Further, the Company issued five-year warrants with cashless exercise provisions to purchase a total of 150,000 shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions to three of the Lenders. The Company has determined that the Warrants are exempt from derivative accounting. The note proceeds of $457,300 were then allocated between the fair value of the Notes ($457,300) and the Warrants ($82,200), resulting in a debt discount of resulting in a fully amortized debt discount of $66,589. As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

The proceeds from these Notes were used to pay off the Auctus #1 Note, maturing on October 24,2019, and for working capital. For details, see Convertible Note Payable under Note 3.

Debtor	Date of Issuance	Maturity Date	Principal Amount	Net Received	Interest	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Debt Discount
GS Capital Partners LLC	10/30/2019	10/29/2019	$125,000	$109,500	4%	50,000	5	$2.00	$23,867	$15,500
Power Up Lending Group Ltd.	10/24/2019	10/23/2020	106,000	100,000	8%	-	-	-	-	6,000
Peak One Opportunity Fund, L.P.	10/23/2019	10/22/2020	120,000	103,000	0%	50,000	5	2.00	21,606	17,000
Tangiers Global, LLC	10/23/2019	10/22/2020	106,300	100,000	8%	50,000	5	2.00	21,116	6,300
			$457,300	$412,500		150,000			$66,589	$44,800

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

On September 3, 2019, the Company upgraded its listing to OTCQB from OTC(Pink).

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 3 of the financial statements, on October 24, 2018, we issued the first of a two-tranche 8% convertible promissory note of $250,000 in gross proceeds (The Auctus Note #1). On February 25, 2019, we issued the second tranche 8% convertible promissory note of $250,000 in gross proceeds (the Auctus Note #2), in order to finance the Company until we start raising equity. As shown in the accompanying financial statements, the Company had an accumulated deficit of $1,587,648 as of September 30, 2019. The accumulated deficit as of December 31, 2018 was $382,830.

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

Results of Operations for the three months ended September 30, 2019

We are a start-up company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the three months ended September 30, 2019 were $54,242, while for the three months ended September 30, 2018, they were $47,524. The Company only started its activities in October 2018. The components of G&A expenses are as follows:

-	There were no expenses for payroll for the three months ended September 30, 2019 and 2018, respectively.

-	Costs for legal, accounting and other professional services for the three months ended September 30, 2019 were $28,441, while the expenses for professional services for the three months ended September 30, 2018 were $42,375.

-	Sales and marketing expense for the three months ended September 30, 2019 were $2,986, while there were no expenses for professional services for the three months ended September 30, 2018.

-	The remaining miscellaneous G&A expenses totaled $22,815 for the three months ended September 30, 2019, as compared to $5,149 for the three months ended September 30, 2018.

Other operative expenses consist of compensation expenses that for the three months ended September 30, 2019 were $796,077, while there were no expenses for compensation expenses for the three months ended September 30, 2018.

Interest Expense and Amortization of Debt Discount and Premium

During the three months ended September 30, 2019, the Company recorded $140,225 of premium accretion to additional paid-in capital, and $13,794 in amortization of debt discount to interest expense. The interest for the two convertible notes outstanding amounted to $10,002. There were no expenses for debt discount and interest for the three months ended September 30, 2018. The Company only started its activities in October 2018.

Net Loss

The Company generated a net loss for the three months ended September 30, 2019 of $874,115. In comparison, for the three months ended September 30, 2018, the Company generated a net loss of $47,524. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services for the S-1 application and subsequent amendments that were filed with the SEC, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Results of Operations for the nine months ended September 30, 2019

We are a start-up company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the nine months ended September 30, 2019 were $289,866, while for the nine months ended September 30, 2018, they were $48,469. The Company only started its activities in October 2018. The components of G&A expenses are as follows:

-	Payroll and related expenses for the nine months ended September 30, 2019 were $66,958, while there were no expenses for payroll for the nine months ended September 30, 2018.

-	Costs for legal, accounting and other professional services for the nine months ended September 30, 2019 were $125,884, while the expenses for professional services for the nine months ended September 30, 2018 were $42,375.

-	Sales and marketing expense for the nine months ended September 30, 2019 were $54,958, while there were no expenses for professional services for the nine months ended September 30, 2018.

-	The remaining miscellaneous G&A expenses totaled $42,066 for the nine months ended September 30, 2019, as compared to $6,094 for the nine months ended September 30, 2018.

Other operative expenses consist of compensation expenses that for the three months ended September 30, 2019 were $841,937, while there were no expenses for compensation expenses for the three months ended September 30, 2018.

Interest Expense, Amortization of Debt Discount and Premium

During the nine months ended September 30, 2019, the Company recorded $323,769 of premium accretion to additional paid-in capital, and $37,124 in amortization of debt discount to interest expense. The interest for the two convertible notes outstanding amounted to $26,891. There were no expenses for debt discount and interest for the nine months ended September 30, 2018. The Company only started its activities in October 2018.

Net Loss

The Company generated a net loss for the nine months ended September 30, 2019 of $1,195,818. In comparison, for the nine months ended September 30, 2018, the Company generated a net loss of $48,469. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services for the S-1 application and subsequent amendments that were filed with the SEC, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, our only asset was $33,226 in cash. We had total liabilities of $1,213,866, which were all current liabilities, and which consisted of $92,169 in accounts payable and accrued expenses, 463,000 shares with a fair Market Value of $532,418 at the time of award, had not yet been issued on September 30, 2019, and are allocated to Current Liabilities and $589,279 in the form of a convertible loan of $250,000, maturing on October 23, 2019, and a second convertible loan of $250,000, maturing on February 24, 2020 (which include, in the aggregate, unamortized debt premium of $102,527, and which has been netted with unamortized debt discounts totaling $13,248). The equivalent numbers at December 31, 2018, were $36,411 in cash and total liabilities of $261,725, which were all current liabilities, and which consisted of $23,447 in accounts payable and accrued expenses, $10,900 in accounts payable to related parties, and $227,378 (net of $22,622 in unamortized debt discounts) in the form of a convertible loan, maturing on October 23, 2019.

At September 30, 2019, we had total working capital of negative $1,180,640 and an accumulated deficit of $1,578,648. Comparatively, on December 31, 2018, we had total working capital of negative $225,314 and an accumulated deficit of $382,830. We believe that we must raise not less than $2,700,000 in our currently effective public offering in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the two Auctus Notes.

Cash-Flows

Net cash used in operating activities was $245,435 and a positive $2,721 for the nine months ended September 30, 2019 and 2018, respectively.

The Company did not engage in any investing activities during the nine months ended September 30, 2019 or 2018.

Cash flows from financing activities were $242,250 and $0 for the nine months ended September 30, 2019 and 2018.

The net decrease in cash was $3,185 for the nine months ended September 30, 2019, while there was an increase of $2,721 for the nine months ended September 30, 2018. The Company only started its activities in October 2018.

Financing Commitments

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2019, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

BIOXYTRAN, INC.

Date: November 13, 2019	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer