Form 10-K
period 2019-12-31
BIOXYTRAN, INC
filed 2020-03-18
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

(Title of Class)

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Trading Symbol	Name of each exchange on which listed
Common Stock, $0.001 par value per share	BIXT	OTCQB

As of June 30, 2019 the aggregate market value of the registrant’s voting stock held by non-affiliates based upon the per share closing price of $0.85 as reported on the OTCQB and was approximately $8,931,347 (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of March 13, 2020 was 88,025,673 shares.

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

You should understand that the following important factors, in addition to those discussed in our periodic reports to be filed with the SEC under the Exchange Act, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

●	We are a company with limited operating history which makes it difficult to evaluate our current business and future prospects.

●	We will require additional financing to implement our business plan may not be available on favourable terms or at all, and we may have to accept financing terms that would adversely affect our stockholders.

●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates and dietary supplements.

●	Our products are based on novel, unproven technologies.

●	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

●	We may be unable to commercialize our drug candidates

●	Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel and direction and the loss of these persons could adversely affect our operations and results.

●	We will need regulatory approvals to commercialize our products as drugs.

●	Our competitive position depends on protection of our intellectual property.

●	The market for our proposed products is rapidly changing and competitive, and new drugs and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

●	We may become involved in lawsuits to protect or enforce patents that may issue to us, that we may acquire, or may license in the future, or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.

●	The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

●	There is no market, and no market may develop, for our common stock, which makes our securities very speculative.

●	You will experience immediate and substantial dilution as a result of our currently effective public offering and may experience additional dilution in the future.

●	Our management will have broad discretion in how we use the net proceeds of our currently effective public offering.

●	As a public company, we must implement additional and expensive finance and accounting systems, procedures and controls as we grow our business and organization to satisfy new reporting requirements, which will increase our costs and require additional management resources.

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

ii

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Bioxytran, Inc. (“we,” “us,” or the “Company”) is an early stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues. If it is not addressed, lack of oxygen to tissues, or hypoxia, results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain resulting from stroke. Our drug development efforts are guided by specialists on co-polymer chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

Company Overview

We are an early stage pharmaceutical company founded on October 5, 2017 to focus on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues. Our initial focus is the treatment of hypoxic conditions in the brain resulting from stroke.

Currently, our lead pharmaceutical drug candidate is code named BXT-25 and is planned to be an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug and we plan to begin pre-clinical studies and apply to the Food and Drug Administration for approval to use BXT-25 to prevent necrosis, or cell death, by carrying oxygen to human tissue when blood flow to the brain. If we successfully complete Phase I testing with the FDA we plan to explore the use of additional drug candidates using chemical structures that are a sub-class of BXT-25 that share the same physical properties to treat wound healing due to hypoxia, cardiovascular ischemia, anemia, cancer conditions and trauma, subject to FDA approval. However, we will need to raise additional funds in excess of the $10,000,000 in order to expand the use of BXT-25.

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

We will design BXT-25 to transport oxygen through blocked arteries to oxygen-deprived tissues. We expect that the BXT-25 molecule at room temperature solution will be 5,000 times smaller than a red blood cell and its size will enable its delivery to oxygenate brain tissue where red blood cells will not go due to strokes If we are successful with our Phase I testing for BXT-25 with the FDA, we plan to apply to the FDA for other indications including wound healing due to hypoxia, cardiovascular ischemia anemia, cancer conditions and trauma. However, we will need to raise additional funds in excess of the $10,000,000 in order to expand the use of BXT-25.

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

If the Company is successful in raising $10 million, approximately $3.15 million of proceeds will be used for preparation for scale up and manufacturing (Good Laboratory Practice (GLP) Good Manufacturing Practices (GMP)), approximately $1.5 million will be used for toxicity testing in animals for Investigational New Drug application (IND), approximately $3.5 million for Phase I (safety) and Phase II (proof of concept) clinical trials. We expect that obtaining a CE from the European Directorate for the Quality of Medicines will require an additional $0.5 million in funds.

Capital Raised in thousands USD	$2,350	$5,000	$7,500	$10,000
Auctus Note	350	350	350	350
Development & Manufacturing	500	1,150	3,150	3,150
Pre-Clinical	1,000	1,500	1,500	1,500
Clinical	-	1,000	1,000	3,500
G&A	500	1,000	1,500	1,500
End Point	IND	Phase I	GMP	Phase II

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

Presently, the standard therapy for reversing hypoxia is blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine or hyperbaric oxygen therapy (HBOT) is a medical term for using oxygen at a level higher than atmospheric pressure. The HBOT treatment can only be done at a medical facility and each session can cost from $1,000 to more than $3,000. For decades, oxygen carriers have been developed for perfusion and oxygenation of ischemic tissue; none have yet succeeded in becoming a proven oxygen therapeutics for stroke and would healing. These products were either blood-derived elements, synthetic perfluorocarbons, or red blood cell modifiers. According to the Fact Sheet No. 279 published June 7, 2014 by the World Health Organization, there is a global shortage of transfusion suitable blood of 110 million units, and the need for blood is rising 6- 7% annually. We will design BXT-25 and any new drug candidates to enhance HBOT treatment and reduce the demand on blood transfusions, subject to testing as required by the FDA.

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

As of December 31, 2019, we have incurred losses since inception and have an accumulated deficit of $2,241,305 and, we had approximately $169,628 of cash on hand. The report of our independent registered public accountants as of and for period ending December 31, 2019, contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Management anticipates that our cash resources are not sufficient to continue operations until additional cash investments are secured. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. There can be no assurance that we will be successful in accomplishing its objectives. Without such additional capital, we may be required to curtail or cease operations.

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

We will require additional financing to implement our business plan, which may not be available on favourable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We believe that we must raise not less than $2,700,000 in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the convertible notes in the aggregate principal amount of $886,000 (the “Convertible Notes”) outstanding on the date hereof; however, funding at any level lower than $10,000,000 will delay the development of our technology and business. In addition, one of our convertible notes, which was subsequently paid off, in the principal amount of $250,000 must be paid by February 25, 2020 or it will be in default. We are attempting to refinance that convertible note. We will need to continue to conduct significant research, development, testing and regulatory compliance activities for BXT-25, together with projected general and administrative expenses, we expect will result in operating losses for the foreseeable future. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current development plan, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

We are highly dependent on the principal members of our management, scientific and clinical team, including Dr. David Platt, our Chairman, President and Chief Executive Officer and Ola Soderquist, our Chief Financial Officer. We don’t have a “key person” insurance for any of Dr. Platt or Mr. Soderquist and even if such policies were to be obtained, such insurance policies may not adequately compensate us for the loss of their services.

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

Prior to our currently effective public offering, there was a limited public market for our common stock in the OTCQB market. We intend to apply for quotation on the NASDAQ through a market maker; however, there can be no assurance that our common stock will ever be quoted on any Major Equity Exchange. In order to be eligible for trading on the NASDAQ we must a market maker file an application with NASDAQ to have our common stock quoted on the NASDAQ exchange and remain current in our filings with the Securities and Exchange Commission. In order to be eligible for the NASDAQ we must have a Stockholders’ Equity of $5 million, a minimum bid price of $3.00, have at least 300 unrestricted round lot stockholders, each owning at least 100 shares, have a freely traded public float of at least $15 million and pay initial listing fees. We cannot assure you that an active public market for our common stock will develop or that the market price of our shares will not decline below the public offering price. The public offering price of our shares may not be indicative of prices that will prevail in the trading market following our currently effective public offering.

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

The trading market for our common stock, should it develop, may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favourable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

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

As of the date of this Annual Report on Form 10-K, we are, based on current market price of $0.285/share, obligated to issue approximately 5,628,000 shares of common stock upon conversion of the currently outstanding Convertible Notes and 2,140,473 shares upon exercise of the warrants. For the Notes, the shares total is based on $901,274 of currently outstanding principal and unpaid interest and based upon a conversion price equal to the lesser of  (i) the lowest trading price for the twenty-day period prior to the date of the Note or (ii) 65% of the lowest trading price during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Convertible Notes are limited to converting no more than 4.99% of our issued an outstanding common stock.

The total potential issuable shares increase with the inclusion of additional interest and any decrease in our stock price. As of the date of this Annual Report on Form 10-K, 225,000 shares have been issued pursuant to conversion of the Convertible Notes.

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

The notes are convertible at the lesser of (i) the lowest trading price for the twenty-day period prior to the date of the Note or (ii) 65% of the lowest trading price during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. As such, the note holders have a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If the noteholders sell shares, the price of our common stock will likely decrease. If our stock price decreases, the noteholders may have a further incentive to sell the shares of our common stock that they hold. These sales may put further downward pressure on our stock price and reduce the value of your common shares.

The price of the Common Stock we are selling under our currently effective public offering is significantly higher than the conversion price of the Convertible Notes and warrant and the price of our common stock would likely drop to or below the conversion price of the Notes upon conversion.

In the event that the Notes converts into common stock, the conversion price is significantly lower than the price at which we are selling our common stock in our currently effective public offering. As a result, the sale by the Note Holders of our common stock could drive the market price down to the conversion price as determined at the date of conversion or lower. This could result in the purchaser of our common stock in our currently effective public offering to immediately loose a substantial portion of his or her investment.

If our stock price materially declines, the convertible note holders will have the right to a large number of shares of common stock upon exchange of amounts due under the notes, which may result in significant dilution.

The notes have a conversion feature which is based upon 65% of the lowest trading price during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. If our common stock price materially declines, we will be obligated to issue a large number of shares upon conversion. This will likely materially dilute existing shareholders. The potential for such dilutive issuances upon conversion of outstanding notes may depress the price of common stock regardless of our business performance, and could encourage short selling by market participants, especially if the trading price of our common stock begins to decrease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol “BIXT” on the OTCQB operated by OTC Markets Group, Inc.  Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2019	$0.82	$0.24
September 30, 2019	$1.30	$0.65
June 30, 2019	$1.75	$0.31
March 31, 2019	$0.55	$0.20

Quarter Ended	High	Low
December 31, 2018	$1.00	$0.35
September 30, 2018	$1.31	$0.06
June 30, 2018	$1.20	$0.54
March 31, 2018	$2.40	$1.05

On March 13, 2020, the last reported sale price of our common stock as reported on the OTCQB was $0.27 per share.

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

Holders of Common Stock

As of the date of this Annual Report on Form 10-K, we have approximately 351 holders of record and at least 654 holders in street names, totaling an estimated 1,005 holders of common stock, with others holding shares in street name.

Dividends

There have been no cash dividends declared on our common stock since our company was formed. Dividends are declared at the sole discretion of our Board of Directors. Our intention is not to declare cash dividends, but to retain all cash for our operations.

Item 6. Selected Financial Data.

Item 6 is not applicable to us because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with the audited financial statements and the notes thereto for the period ending December 31, 2019 and 2018 included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $2,700,000 in our currently effective public offering, we will have sufficient working capital to repay the Convertible Notes and develop our business over the next approximately 15 months. At funding raised that is significant less than $2,700,000, we can likely repay the Convertible Notes and continue to develop our business over the same 15-month period but funding at that level will delay the development of our technology and business.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 6 of the financial statements, we have issued convertible promissory notes with interests ranging from 0% -8% for a total of $1,136,900 in gross proceeds, while $250,000 has been payed off, in order to finance the Company until initial funding becomes successful. As shown in the accompanying financial statements, the Company had an accumulated deficit of $2,241,305 as of December 31, 2019.

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

Results of Operations

We are an early stage pharmaceutical company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the year ended December 31, 2019 were $507,273, while they for the year ended December 31, 2018, were $215,110.

Payroll and related expenses for the year ended December 31, 2019 were $144,000, there were $36,000 for the year ended December 31, 2018.

Costs for legal, accounting and other professional services for the year ended December 31, 2019 were $175,688, there were 105,175 for the year ended December 31, 2018.

Sales and marketing expense for the year ended December 31, 2019 were $32,696, there were $18,120 for the year ended December 31, 2018.

Net Loss

The Company generated a Net loss for the twelve months ended December 31, 2019 of $1,858,476. In comparison, for the twelve months ended December 31, 2018 the Company generated a Net loss of $296,417. The increased loss is mainly linked to costs for legal, accounting and other professional services for the S/1 application with amendments that were filed with the SEC, and to the debt discount applied to issued warrants in connection with the convertible loan on October 24, 2018 and applies the provisions of ASC 480, Distinguishing Liabilities from Equity, as well as Stock-based compensation mounting to $1,124,194, while there was no stock-based compensation for the year ended on December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2019, we had total assets of $219,628 and total liabilities of $1,018,915, which were all current liabilities, and which consisted of $71,932 in accounts payable and accrued expenses, $96,000 in accounts payable to related parties and $850,983 in the form of convertible loans. The equivalent numbers at December 31, 2018, were $36,411 in cash assets and $23,447 in accounts payable and accrued expenses, $10,900 in accounts payable to related parties and $227,378 in the form of convertible loans.

At December 31, 2019, we had total negative working capital of $799,287 and an accumulated deficit of $2,241,305. Comparatively, on December 31, 2018, we had total negative working capital of $225,314 and an accumulated deficit of $382,830. We believe that we must raise not less than $2,700,000 in our currently effective public offering in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the Convertible Notes.

Cash-Flows

Net cash used in operating activities was a negative $431,033 for the year ended December 31, 2019 while they were a negative $185,904 for the year ended December 31, 2018.

Cash flow from investing activities were $564,250 for the year ended December 31, 2019 while they were $222,205 for the year ended December 31, 2018.

Increase in cash was $133,217 for the year ended December 31, 2019 while it was $36,301 for the year ended December 31, 2018.

Future Financing

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of December 31, 2019, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors, executive officers and key employees are as follows:

Name	Age as of December 31, 2019	Position
David Platt, Ph.D.	66	Chief Executive Officer, Chairman and Director
Ola Soderquist, MBA, CPA, CMA	58	Chief Financial Officer, Treasurer, Secretary
Dale H. Conaway, D.V.M.	65	Director
Alan M. Hoberman. Ph.D.	66	Director
Henry J. Esber, Ph.D.	81	Director
Anders Utter, MBA	52	Director

David Platt, Ph.D. is the Chief Executive Officer and Chairman of our Board of Directors. Dr. Platt is a world-renowned expert in carbohydrate chemistry and has founded three publicly traded companies, creating nearly $1B for investors. He has raised $150M directly in public markets in the U.S. and has led development of two drug candidates from concept through phase II clinical trials. Prior to Bioxytran, Inc. Dr. Platt founded Boston Therapeutics Inc. in 2010 (OTC: BTHE) where he served as chief executive officer from 2010 to April 1, 2015 and as a director from March 2015 to June 8, 2016. From 2001 to 2009, Dr. Platt was a founder, Chief Executive Officer and Chairman of the Board at Pro-Pharmaceuticals, Inc. (OTC: PRWP and AMEX: PRW, now NASDAQ: GALT). From 1995 to 2000 Dr. Platt was the founder of International Gene Group (NASDAQ: IGGI, GLGS now LPJC). Dr. Platt received a Ph.D. in Chemistry in 1988 from Hebrew University in Jerusalem. In 1989, Dr. Platt was a research fellow at the Weizmann Institute of Science, Rehovot, Israel, and from 1989 to 1991, was a research fellow at the Michigan Foundation (re-named Barbara Ann Karmanos Institute). From 1991 to 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan. Dr. Platt has published peer-reviewed articles and holds many patents, primarily in the field of carbohydrate chemistry. Our board of directors believes that Dr. Platt’s expertise and experience with public biotech companies, his perspective, depth and background in chemistry and finance, the capital formation process and leadership experience in public companies provide him with the qualifications and skills to serve on our board of directors.

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

Name	Age as of December 31, 2019	Position	Term as Officer/Director
David Platt, Ph.D.	66	Chief Executive Officer, Chairman and Director	September 2018 to Present
Ola Soderquist, MBA, CPA, CMA	58	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present

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

Prof. Avraham Mayevsky, Ph.D. is a worldwide authority in the field of minimal invasive monitoring of tissue and organ physiology. Prof. Mayevsky is a professor at the Faculty of Life Sciences, Bar-Ilan University, Israel. He founded Vital Medical Ltd. He served as Head of the Department of Life Sciences and Dean of the Faculty of Natural Sciences at Bar-Ilan University, where he established a center of tissue physiology. He served as Visiting professor at University of Pennsylvania and Johns Hopkins Medical School World-recognized expert in tissue physiology, especially in brain metabolism. He published over 150 papers and patents. He has published over 170 papers in scientific journals and is the author of five patents. Prof. Mayevsky completed PhD from Weizmann Institute of Science, Rehovot, Israel.

Dr. Hana Chen-Walden, M.D. is an Endocrinologist and has specialized in regulatory affairs in the pharmaceutical industry in the US and Europe. Dr. Chen-Walden has more than 35 years of regulatory experience with the EMEA and in individual European countries. Since 2004 to present, Dr. Chen-Walden consulted for European Clinical and Regulatory Consultancy in medical monitoring, quality assurance and regulatory input for clinical studies in the fields of oncology, cardiology, diabetes, neurology, respiratory diseases and medical devices. Dr. Chen Walden received her Doctorate of Medicine from University of Tel Aviv, Israel. Dr. Chen-Walden has practiced medicine in Germany and France.

Dr. Juan Carlos Lopez-Talavera, M.D., PhD. has over 20 years of experience in the biopharma industry, with extensive expertise in liver and gastrointestinal diseases. Most recently, Dr. Lopez-Talavera was Senior Vice President, Head of Medical Affairs and member of the Executive Team at Intercept Pharmaceuticals. Previously he held positions at AbbVie as Head of Medical Affairs, Global Research and Development, Bristol Myers Squibb, as Vice President and Global Development Lead, and Roche Laboratories as Senior Medical Director. Before moving into the industry, Dr. Lopez-Talavera was an Assistant Professor with the Divisions of Gastroenterology and Hepatology, and Endocrinology and Pathology at the University of Pittsburgh Medical Center, Associate Professor of Medicine with the Universidad Autónoma de Barcelona and Attending Physician of the Liver Unit at the Hospital General Universitari Vall D’Hebron in Barcelona.

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

Board of Directors Independence

Board of Directors Independence. Our Board of Directors consists of six members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Four of the members of the Board of Directors, Dale H. Conaway, Alan Hoberman, Anders Utter and Henry Esber are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

Our Board of Directors has established an audit committee, whose members are initially Anders Utter, as Chairman, Alan Hoberman and Dale Conaway.

Nominating and Governance Committee

Our Board of Directors has established a nominating and governance committee, whose initial members are Dale Conaway as Chairman, Anders Utter and Alan Hoberman.

Compensation Committee

The Board of Directors has appointed Alan Hoberman, Chairman, Dale Conaway and Anders Utter to our Compensation Committee.

Board Nomination and Corporate Governance

The Nominating and Governance Committee of the Board has three members. All members of the committee are non-employee directors of the Company. None of our executive officers serves on the Nominating and Governance Committee or board of directors of any other company of which any members of our Nominating and Governance Committee or any of our directors is an executive officer.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board has three members. All members of the committee are non-employee directors of the Company. None of our executive officers serves on the Compensation Committee or board of directors of any other company of which any members of our Compensation Committee or any of our directors is an executive officer.

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2019 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with Pinnacle Accountancy Group of Utah (“Pinnacle”), the Company’s independent registered public accounting firm for fiscal 2019, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T;

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:	Anders Utter (Chairman), Alan Hoberman, Dale Conaway.

Indemnification Agreements

Our By-laws provide for the indemnification of directors and officers. See “Indemnification of Directors and Officers.” As of October 1, 2018, Dr. Platt and Mr. Soderquist will receive a monthly compensation of $6,000 each, while our non-employee Directors will be compensated with 1,000 shares per board and/or committee meeting as of November 2018.

Director Independence

Four of the members of the Board of Directors are “independent” as defined under the rules of the as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we confirm that, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership already filed by David Platt, Ola Soderquist and Offer Binder, that no other reports were required, during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total Compensation
David Platt, Chairman of the Board,	2018	$18,000	$-	$-	$18,000
Chief Executive Officer and President	2019	$72,000	$-	$-	$72,000

Ola Soderquist, Chief Financial Officer	2018	$18,000	$-	$-	$18,000
	2019	$72,000	$-	$-	$72,000

Grants of Plan-Based Awards

There were no equity or non-equity awards granted to any of our Executive Officers from the Company’s inception through December 31, 2019.

Outstanding Equity Awards at December 31, 2019; Option exercises and vested

There were no outstanding options or equity awards held by the Company’s Executive Officers at December 31, 2019.

Director Compensation

All compensation paid to our employee directors is set forth in the table summarizing executive officer compensation above. Our non-employee directors currently are entitled to receive 1,000 shares of our common stock for each board and/or committee meeting that they attend per quarter in arrears. There were 27,000 shares, at a fair market value of $21,668, issued as compensation to the board in 2019, no stock compensation was issued in 2018. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

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

Stock Options. A “stock option” is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Board at the time of grant. Such option price shall not be less than 110% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order, check or Common Stock of the Company.  The Options may also contain at the time of grant, at the discretion of the Board, certain other cashless exercise provisions.

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

Eligibility

The Company’s officers, employees, directors and consultants of Bioxytran, Inc. are eligible to be granted stock options, and Common Stock Awards.  Eligibility shall be determined by the Board; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

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

Awards

In 2019 there was in total issued 1,127,000 shares and 341,000 stock options awarded and issued from the plan, there were no awards in 2018. See Note 7 in the financial statements for more details.

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

On December 31, 2019 there are an additional 11,297,551 shares or stock options available to be issued from the 2010 Plan. On December 31, 2018 there were 527,081 shares or stock options available to be issued from the 2010 Plan

Federal Tax Consequences

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 13, 2020 with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each director; (iii) each of our executive officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an executive officer; and (iv) the executive officers and directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 87,275,673 shares of common stock outstanding as of March 13, 2020. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)

David Platt (2)	43,027,274	48.9%

Offer Binder	8,691,369	9.9%
12 Azoar 6233906 Tel Aviv Israel

Ola Soderquist (2)	21,082,563	24.0%

Dale H. Conaway (2)	8,000	0.0%

Alan M. Hoberman (2)	81,300	0.1%

Henry J. Esber (2)	3,000	0.0%

Anders Utter (2)	27,100	0.0%

All Officers and Directors as a Group (6 persons)	64,229,237	73.0%

(1)	The percentage shown in the table is based on 88,025,673 shares of Common Stock outstanding on March 13, 2020
(2)	The business address for these individuals is 233 Needham Street, Suite 300, Newton, MA 02464.

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

As of December 31, 2019, the Company have accrued a total amount of $48,000 each for David Platt and Ola Soderquist for salary, retirement benefits and expense reimbursement.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah for the fiscal year ended December 31, 2019 and 2018.

Fee Category	2019	2018

Audit Fees	$14,000	$11,450

Audit Related Fees	$-	$-

Tax Fees	$1,750	$1.750

All other Fees	$-	$-

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

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include services relating to our registration statements.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2019 and 2018.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference as Exhibit 3.1 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.2	By-Laws of the Registrant (Incorporated by reference as Exhibit 3.2 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.3	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

3.5	Certificate of Change Pursuant to NRS78.209 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018)

3.6	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.7	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

4.1	Form of Common Stock Certificate

4.2	Form of Warrant Dated October 24, 2018 (Incorporated by reference as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.3	Certificate of Merger Wyoming (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.4	Certificate of Merger Delaware (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.5	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.6	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

Exhibit Number	Description
4.7	Form of Warrant Dated February 25, 2019 (Incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.1	Form of Accord and Satisfaction between U.S. Rare Earth Minerals and Elenor Yarbray (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.2	Form of Agreement and Plan of Merger and Reorganization By and Among U.S. Rare Earth Minerals, Inc., Bioxy Acquisition Corp. and Bioxytran, Inc. (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.3	Form of Asset Purchase Agreement between U.S. Rare Earth Minerals, Inc. and U.S. Rare Earth Minerals, Inc. (Wyoming). (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.4	Form of Employment Agreement of David Platt

10.5	Form of Employment Agreement of Ola Soderquist

10.6	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.7	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.8	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.9	2010 Employee, Director and Consultant Stock Plan Incorporated by reference to Exhibit 99.1 on form S-8 filed with the Securities and Exchange Commission on February 22, 2010.

10.10	Form of Public Offering Subscription Agreement

10.11	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.14	Form of Warrant of dated October 24, 2018

10.15	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.16	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.17	Form of $250,000 Senior Secured Promissory Note, dated February 25, 2019, of U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

Exhibit Number	Description
10.18	Form of Security Agreement dated February 25, 2019, between U.S. Rare Earth Minerals, Inc., and Auctus Fund, LLC, dated February 25, 2019.

10.19	Form of Warrant of dated February 25, 2019

10.20	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.21	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.22	License Agreement between Bioxytran, Inc. and MDX Lifesciences, Inc. dated April 4, 2019.

10.23	Investor Relations Agreement between Bioxytran, Inc. and Resources Unlimited NW LLC. dated April 22, 2019.

10.25	Form of Advisory Board Agreement between Bioxytran, Inc. and Steven Aust dated June 11, 2019.

10.26	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Barkman effective July 15, 2019.

10.27	Form of Advisory Board Agreement between Bioxytran, Inc. and Cynthia Tsai effective July 16, 2019.

10.28	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Jensen Dated September 13, 2019.

10.29	Form of Advisory Board Agreement between Bioxytran, Inc. and Patrick Huddie dated September 13, 2019.

10.28	Securities Purchase Agreement between Peak One Opportunity Fund, L.P. and Bioxytran, Inc., dated October 22, 2019.

10.29	8% Convertible Debenture of Bioxytran, Inc. to Peak One Opportunity Fund, L.P. in the Principal Amount of $120,000 dated October 22, 2019

10.30	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.31	8% Convertible Note of Bioxytran, Inc. to Tangiers Global, LLC in the Principal Amount of $106,300 dated October 23, 2019

10.32	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.33	Securities Purchase Agreement between PowerUp Lending Group Ltd. and Bioxytran, Inc., dated October 21, 2019.

10.34	8% Convertible Note of Bioxytran, Inc. to PowerUp Lending Group Ltd. in the Principal Amount of $106,000 dated October 21, 2019

10.35	Form of Securities Purchase Agreement between GS Capital Partners, LLC and Bioxytran, Inc., dated No ember 7, 2019.

10.36	Form of 4% Convertible Note of Bioxytran, Inc. to GS Capital Partners, LLC. in the Principal Amount of $125,000 dated November 7, 2019

Exhibit Number	Description
10.37	Form of Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.38	Form of Letter Agreement between FON Consulting, LLC and Bioxytran, Inc. dated November 11, 2019.

10.39	Securities Purchase Agreement between FirstFire Global Opportunities Fund, LLC and Bioxytran, Inc., dated November 20, 2019.

10.40	4% Convertible Note of Bioxytran, Inc. to FirstFire Global Opportunities Fund, LLC. in the Principal Amount of $125,000 dated November 20, 2019

10.41	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

14.1	Code of Ethics

14.2*	Insider Trading Policy

21.1	Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

21.2*	Description of Securities

23.1*	Consent of Pinnacle Accountancy Group of Utah, PLLC, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Dated: March 18, 2020	By:	/s/ David Platt
David Platt
President and Chief Executive Officer (principal executive officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Secretary & Treasurer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this eighteenth day of March 2020, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt, Ph.D.

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Henry J. Esber, Ph.D.	Director
Henry J. Esber

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

/s/ Anders Utter	Director
Anders Utter

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bioxytran, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bioxytran, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered continuing net losses and has no revenue-generating operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 18, 2020

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND DECEMBER 31, 2019

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$169,628	$36,411
Other Receivable	50,000	-
Total current assets	219,628	36,411

Total assets	$219,628	$36,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$71,932	$23,447
Accounts payable related party	96,000	10,900
Convertible notes payable, net of premium and discount	850,983	227,378
Total current liabilities	1,018.915	261,725

Total liabilities	1,018,915	261,725

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 86,475,673 issued and outstanding as of December 31, 2019, and 85,103,673 issued and outstanding as of December 31, 2018	86,476	85,104
Additional paid in capital	1,355,542	72,412
Accumulated deficit	(2,241,305)	(382,830)
Total stockholders’ equity (deficit)	(799,287)	(225,314)

Total liabilities and stockholders’ equity (deficit)	$219,628	$36,411

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Year ended	Year ended
	December 31, 2019	December 31, 2018
Operating expenses:
General and administrative	$507,273	$215,110
Compensation expense	1,124,194	-
Total operating expenses	1,631,467	215,110

Loss from operations	(1,631,467)	(215,110)

Other (expense):
Interest expense	(41,846)	(3,722)
Debt discount amortization	(185,163)	(77,585)
Total other (expenses) income	(227,009)	(81,307)

Net loss before provision for income taxes	(1,858,476)	(296,417)

Provision for income taxes	-	-

NET LOSS	$(1,858,476)	$(296,417)

Loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	85,598,733	85,103,673

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Common Stock		Preferred Stock		Additional Paid in Capital	Accumulated	Total
	Shares	Amount	Shares	Amount	Common	Deficit	Equity
January 1, 2018	85,103,673	$85,104	-	$-	$-	$(86,413)	$(1,309)

Issuance of warrants					72,412		72,412
Net loss						(296,417)	(296,417)
December 31, 2018	85,103,673	85,104	-	-	72,412	(382,830)	(225,314)

Issuance of warrants					129,929		129,929
Options issued - 2010 Plan					257,143		257,143
Shares issued - 2010 Plan	1,127,000	1,127			863,425		864,552
Debt premium					(426,296)		(426,296)
Debt premium accretion					402,175		402,175
Shares issued for conversion of accrued interest	225,000	225			36,775		37,000
Shares issued for cash	20,000	20			19,980		20,000
Net loss	-	-	-	-	-	(1,858,476)	(1,858,476)
December 31, 2019	86,475,673	$86,476	-	$-	$1,355,543	$(2,241,304)	$(799,287)

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 31, 2018

	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,858,476)	$(296,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, incl. issuance of warrants	185,163	77,585
Stock-based compensation expense	1,121,694	-
Changes in operating assets and liabilities:
Other receivable	(50,000)
Accounts payable and accrued expenses	85,486	23,447
Accounts payable related party	85,100	9,481
Net cash provided by (used) in operating activities	(431,033)	(185,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	20,000	-
Proceeds from issuance of convertible notes payable	794,250	222,205
Re-payment of convertible note payable	(250,000)	-
Net cash provided by financing activities	564,250	222,205

Net increase (decrease) in cash	133,217	36,301
Cash, beginning of period	36,411	110
Cash, end of period	$169,628	$36,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,612	$-
Income taxes paid	$-	$-
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of Warrants	$129,929	$72,412
Debt discount on convertible note	$60,038	$22,622
Debt premium on convertible note	$426,296	$-
Accretion of debt premium to additional paid-in capital	$(402,175)	$-
Common shares issued for the conversion of accrued interest and principal	$37,000	$-

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2019 AND DECEMBER 31, 2018

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is an early-stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues, in a safe and efficient manner. If it is not addressed, lack of oxygen to tissues, or hypoxia, results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. The Company’s initial focus is the treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. The Company’s approach potentially will result in the creation of safe drug alternatives to existing therapies for effectively addressing hypoxic conditions in humans. Our drug development efforts are guided by specialists in co-polymer chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements. The Company has not earned any revenue from operations since inception. The Company chose December 31st as its fiscal year end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation and its wholly owned subsidiary, Bioxytran, Inc. of Delaware (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Cash

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

At December 31, 2019, we would, based on current market price of $0.285/share, be obligated to issue approximately 5,628,000 shares of common stock upon conversion of the currently outstanding Convertible Notes and 2,140,473 shares upon exercise of the warrants. For the Notes, the shares total is based on $901,274 of currently outstanding principal and unpaid interest. At December 31, 2018, we would, based on current market price of $0.51/share, be obligated to issue approximately 2,114,000 shares of common stock upon conversion of the outstanding Convertible Note and 208,333 shares upon exercise of the warrants. For the Notes, the shares total was based on $253,722 of currently outstanding principal and unpaid interest

The conversion is priced to equal to the lesser of  (i) the lowest trading price for the twenty-day period prior to the date of the Note or (ii) 65% of the lowest trading price during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Convertible Notes are limited to converting no more than 4.99% of our issued an outstanding common stock.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the grant date Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2019, there were 341,000 outstanding stock options with a fair market value of $257,143 at the time of award and 1,127,000 shares issued with a fair market value of $864,551 at the time of award. At December 31, 2018, there were no outstanding stock options, nor any shares awarded.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2019 and 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 8.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2019 and December 31, 2018 the Company did not incur significant research and development expenses.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2019, the Company had cash of $169,628 and a negative working capital of $799,287. As of December 31, 2019, the Company has not yet generated any revenues, and has incurred cumulative net losses of $2,241,305. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2019, the Company has raised a net of $794,250, while we have paid back $636,900 from issuance of debt in form of convertible notes, and $20,000 in cash proceeds from the issuance of common stock. During the same period in 2018 the company had raised a net of $222,205 from issuance of debt in form of convertible notes. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of March 2020 and is pursuing alternative opportunities to funding.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On December 31, 2019, there was $96,000 Accrued Expenses in Accounts Payables to related parties in form of payroll and advanced expenses. On December 31, 2018 there was $10,900 Accrued Expenses in Accounts Payables to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Accounts Payables related party (1)	$96,000	$10,900
Professional fees	42,963	19,175
Interest	14,374	3,722
Payroll Taxes	7,344	-
Other Accounts Payables	7,251	550
Convertible Note Payables	850,983	227,378
Total	$1,018,915	$261,725

(1)	48,000 to each the CFO and the CEO for 8 months of salary for the period May through December 2019, 10,900 to the CFO for 1 month of salary and prepaid expenses during December 2018

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

Additionally, the variable conversion rate component requires that the Auctus Note #1 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #1. As such, the Company recorded a premium of $343,796 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,211,828 shares of ‘if-converted’ common stock with a redemption value of $593,796 due to $0.49 per share fair market value of the Company’s stock on the Auctus Note #1’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. For the year ended at December 31, 2019, the Company amortized $20,853 debt discount to operations as interest expense, and accreted $306,820 of premium to additional paid-in capital. For the year ended December 31, 2018, the Company amortized $5,173 debt discount to operations as interest expense.

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

The Auctus Note #1 was payed-off at Maturity on 10/24/2019.

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

Additionally, the variable conversion rate component requires that the Auctus Note #2 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #2. As such, the Company recorded a premium of $82,500 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,250,000 shares of ‘if-converted’ common stock with a redemption value of $332,500 due to $0.266 per share fair market value of the Company’s stock on the Auctus Note #2’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. For the year ended at December 31, 2019, the Company amortized $16,271 debt discount to operations as interest expense, and accreted $16,949 of premium to additional paid-in capital.

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

In the period October 23, 2019 through December 30, 2019, the Company entered into five separate Secured Promissory Note Agreements (“SPA”) with a face value of $636,900, and received net proceeds of $572,000. The Notes are convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Note or (ii) upon effective date of a registration statement. The conversion price of the Notes is equal to 65% of the lowest trading price at close during the twenty days prior to a conversion notice. The debt discount of $64,900 is amortized over the duration of the loans. The Debentures permit the Company to pre-pay its obligations at a premium prior to maturity.

Further, the Company issued five-year warrants with cashless exercise provisions to purchase a total of 200,000 shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions to four of the Lenders. The Company has determined that the Warrants are exempt from derivative accounting. The note proceeds of $636,900 were then allocated between the fair value of the Notes ($636,900) and the Warrants ($103,200), resulting in a debt discount of resulting in a fully amortized debt discount of $84,568. As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

A summary of the outstanding notes at December 31, 2019, are as follows:

Debtor	Date of Issuance	Maturity Date	Principal Amount	Net Received		Interest	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Debt Discount
Auctus Note #2	02/25/2019	02/25/2020	$250,000	$222,250		8%	208,333	5	$0.60	$45,361	$27,795
GS Capital	10/30/2019	10/30/2020	125,000	109,500		4%	50,000	5	2.00	23,867	15,500
Power Up	10/24/2019	10/23/2020	106,000	100,000		8%	-	-	-	-	6,000
Peak One	10/23/2019	10/22/2022	120,000	103,000		0%	50,000	5	2.00	21,606	17,000
Tangiers	10/23/2019	10/22/2020	106,300	100,000		8%	50,000	5	2.00	21,116	6,300
FirstFire	11/20/2019	11/20/2020	125,000	109,500		4%	50,000	5	2.00	17,979	15,500
Power Up	12/30/2019	12/30/2020	54,600	50,000	*	8%	-	-	-	-	4,600
			$886,900	$794,250			408,333			$129,929	$92,695

*	Deposit in transit

Convertible notes payable consists of the following at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Principal balance	$886,900	$250,000
Unamortized debt discount	(60,038)	(22,622)
Unamortized debt premium	24,121	-
Outstanding, net of debt discount and premium	$850,983	$227,378

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

Preferred stock

As of December 31, 2019 and 2018, no preferred shares have been designated or issued.

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

Between November 2, 2018 and December 31, 2019, 1,127,000 shares were awarded with an average cost per share of $0.77, under the 2010 Stock Plan for a total value of $864,551. For details, see Shares Awarded and Issued under Note 5.

As of December 31, 2019, the Company has 86,475,673 shares of common stock issued and outstanding. At December 31, 2018 there were 85,103,673 shares of common stock issued and outstanding.

Common Stock Options/Warrants

For the year ended December 31, 2019 the Company issued 408,333 Warrants as part of a convertible note agreements. The warrants total value allocated to debt discount was $129,929. For the year ended December 31, 2018 the Company issued 208,333 Warrants as part of a convertible note agreement. The warrants total value allocated to debt discount was $72,412. For details, see Convertible Note Payable under Note 3.

The following table summarizes the Company’s common stock warrant activity for the year ended December 31, 2019 and 2018:

		Weighted Average	Weighted- Average Remaining
	Number of Warrants	Exercise Price	Expected Term
Outstanding as of January 1, 2018	-	$-	-
Granted	208,333	0.60	5.0
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding as of December 31, 2018	208,333	$0.60	4.8
Granted	408,333	1.29	5.0
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding as of December 31, 2019	616,666	$1.06	4.2

Through December 31, 2019 there were 341,000 options were awarded under the 2010 Stock Option Plan. The options total fair value at the time of award was $257,143. There were no options awarded in 2018.

The following table summarizes the Company’s common stock warrant and options activity for the year ended at December 31, 2019 and the year ended December 31, 2018:

		Weighted Average	Weighted- Average Remaining
	Number of Options	Exercise Price	Expected Term
Outstanding as of January 1, 2018	-	$-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding as of December 31, 2018	-	$-	-
Granted	341,000	0.96	3.0
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding as of December 31, 2019	341,000	$0.96	2.7

NOTE 7 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of common stock, automatically adjusted on January 1 each year. As of December 31, 2018, there were no outstanding awards under the 2010 Plan. As of December 31, 2019, there were 341,000 outstanding stock options with a fair market value of $257,143 and 1,127,000 shares issued with a fair market value of $864,551 at the time of award. At December 31, 2018, there were no outstanding stock options, nor any shares awarded.

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

Shares Awarded and Issued:

On November 2, 2018, the Company granted 4,000 shares with a fair market value of $0.51 to four members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $2,040. The shares were issued in 2019.

On November 6, 2018, the Company granted 1,000 shares with a fair market value of $0.52 to one member of the Audit Committee as compensation for his contribution in this Company Committee, for a total of $520. The shares were issued in 2019.

On November 29, 2018, the Company granted 4,000 shares with a fair market value of $1.00 to four members of the Audit Committee as compensation for his contribution in this Company Committee, for a total of $4,000. The shares were issued in 2019.

On March 7, 2019, the Company granted 3,000 shares with a fair market value of $0.27 to three members of the Audit Committee as compensation for their contribution in the Audit Committee, for a total of $810.

On March 11, 2019 the Company granted 100,000 shares with a fair market value of $0.266, to a consultant as compensation for their work with the Company’s IR, for a total of $26,600.

On May 10, 2019 the Company granted 3,000 shares with a fair market value of $1.00 to three members of the Audit Committee as compensation for their contribution in the Audit Committee, for a total of $3,000.

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

On August 9, 2019, the Company granted 2,000 shares with a fair market value of $0.80 to two members of the Audit Committee as compensation for their contribution in the Audit Committee, for a total of $1,600.

On October 17, 2019 the Company granted 3,000 shares with a fair market value of $0.60 to four members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $1,800.

On October 21, 2019 the Company granted 300,000 shares with a fair market value of $0.554 at the time of award, to a consultant as compensation for their work with the Company’s IR, for a total of $166,283.

On November 8, 2019 the Company granted 3,000 shares with a fair market value of $0.65 to four members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $1,950.

On November 11, 2019 granted a subcontractor 250,000 shares with a fair market value of $0.51 at the time of award, as compensation for their work with the Company’s IR, for a total of $127,500.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Granted as of December 31, 2018	-	$-	$-
Shares Granted	1,127,000	0.27 - 1.49	0.77
Shares Granted not Issued as of December 31, 2019	1,127,000	$0.27 - 1.49	$0.77

For the year ended December 31, 2019, the Company recorded stock-based compensation expense of $864,551 in connection with share-based payment awards. The Company did not record any recorded stock-based compensation expense during 2018.

Stock options granted and vested:

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

On September 13, 2019 the Company granted 200,000 three-year options at an exercise price of $0.95 to two Financial Advisory Board Members for their contribution in the Company’s Advisory Board. The options total fair value at the time of award was $141,060.

On October 1, 2019 the Company granted 3,000 three-year options at an exercise price of $0.73 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $1,635.

On November 1, 2019 the Company granted 45,000 three-year options at an exercise price of $0.61 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $27,450.

The fair value of stock options granted and revaluation of non-employee consultant options for the year ended December 31, 2019 was calculated with the following assumptions:

2019
Risk-free interest rate	1.34 - 2.32%
Expected dividend yield	0%
Volatility factor (weekly)	122.25%
Expected life of option	3 years

For the year ended December 31, 2019, the Company recorded compensation expense of $257,143 in connection with awarded stock options. The Company did not record any awarded option valuation as compensation expense during 2018. As at December 31, 2019, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the year ended at December 31, 2019:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2018	-	$-	$-
Granted	341,000	0.61 - 1.21	0.96
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of December 31, 2019	341,000	$0.61 - 1.21	$0.96

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2019:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.61	45,000	$0.61	2.84	$-	45,000	$0.61	2.84	$-
0.73	3,000	0.73	2.73	-	3,000	0.73	2.73	-
0.95	200,000	0.95	2.70	-	200,000	0.95	2.70	-
1.09	3,000	1.09	2.50	-	3,000	1.09	2.50	-
1.10	45,000	1.10	2.58	-	45,000	1.10	2.58	-
1.21	45,000	1.21	2.33	-	45,000	1.21	2.33	-
$0.61-1.21	341,000	$0.96	2.65	$-	341,000	$0.96	2.65	$-

The following table sets forth the status of the Company’s non-vested stock options as of December 31, 2019 and December 31, 2018:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2018	-	$-
Granted	341,000	0.77
Forfeited	-	-
Vested	341,000	0.77
Non-vested as of December 31, 2019	-	$-

The weighted-average remaining contractual life for options exercisable at December 31, 2019 is 2.65 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at December 31, 2019. The aggregate intrinsic value of options exercised for the year ended at December 31, 2019 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises for the year ended at December 31, 2018 was no options available for exercise.

At December 31, 2019 the Company has 11,297,551 options or stock awards available for grant under the 2010 Plan.

NOTE 8 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2019 and December 31, 2018, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2019	2018
Deferred Tax Assets:
Net operating loss carryforward	$832,590	$226,660

Total deferred tax assets	174,840	47,590

Valuation allowance	(174,840)	(47,590)

Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2019, the Company had approximately $832,590 of federal net operating losses that may be available to offset future taxable income, At December 31, 2018, the Company had approximately $226,660 of federal net operating losses that may be available to offset future taxable income. $2,870 of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely. As of the fiscal year 2019, a deduction for issued warrants and stock options and restricted shares awarded from the 2010 Stock Plan for a total of $1,324,035 has not yet been made, for the fiscal year 2018 this total was $72,412. The market value less exercise price for these awards will be deducted if and when the warrants and stock options are exercised, while the restricted shares will be deducted at market value at the date they were awarded, once the restriction is removed.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018

The Company applies the provisions of ASC 740-10, Income Taxes. The Company has not recognized any liability for unrecognized tax benefits and does not believe there is any uncertainty with respect to its tax position. The Company’s policy with respect to unrecognized tax benefits is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2019 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Common stock

On January 3, 2020, 100,000 shares of common stock were issued as a result of conversion of accrued interest and principal on the Auctus Note #2 for a total of $12,000.

On February 18, 2020, 250,000 shares of common stock were issued as a result of conversion of accrued interest and principal on the Auctus Note #2 for a total of $21,632.

On March 12, 2020, 750,000 of common stock were issued in exchange for 416,666 warrants in a cashless exercise, originating from Auctus Notes #1 and #2 for a total of $250,500.

Shares Awarded and Issued under the 2010 Stock Plan:

On January 1, 2020 the Company granted 250,000 shares with a fair market value of $0.285/share at the time of award, to a consultant for assistance with the Companies PR work, for a total of $71,250.

On January 31, 2020 the Company granted two subcontractors a total of 200,000 shares with a fair market value of $0.14/share at the time of award, as compensation for their work with the Company’s marketing efforts, for a total of $28,000.

Options Awarded and Issued under the 2010 Stock Plan:

On January 1, 2019 the Company granted 3,000 three-year options at an exercise price of $0.31 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $603.

On February 1, 2020 the Company granted 45,000 three-year options at an exercise price of $0.15 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $4,401.

Issuance of Convertible Notes Payables

During the period January 10, 2020 through February 19, 2020, the Company entered into three separate 1-year Secured Promissory Note Agreements (“SPA”) with a face value of $236,600, and received net proceeds of $209,500. The Notes are convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Note or (ii) upon effective date of a registration statement. The conversion price of the Notes is equal to 65% of the lowest trading price at close during the twenty days prior to a conversion notice. The debt discount of $31,000 is amortized over the duration of the loans. The Debentures permit the Company to pre-pay its obligations at a premium prior to maturity.

Further, the Company issued five-year warrants with cashless exercise provisions to purchase a total of 72,000 shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions to the three Lenders. The Company has determined that the Warrants are exempt from derivative accounting. The note proceeds of $236,600 were then allocated between the fair value of the Notes ($236,600) and the Warrants ($18,547), resulting in a debt discount of resulting in a fully amortized debt discount of $16,002. As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

The proceeds from these Notes were used to pay off the Auctus Note #2, maturing on February 25, 2020, and for working capital. The Convertible Note transactions included in these subsequent events resulted in a Net Debt reduction of $13,400.

Debtor	Date of Issuance	Maturity Date	Principal Amount	Net Received	Interest	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Debt Discount
EMA Financial	01/10/2020	01/10/2021	$125,000	$109,500	4%	50,000	5	$2.00	$5,948	$15,500
Crown Bridge	02/20/2020	02/20/2021	55,000	48,000	4%	22,000	5	2.00	10,054	7,000
PowerUp	02/19/2020	02/19/2021	56,600	52,000	8%	-	-	-	-	4,600
			$236,600	$209,500		72,000			$16,002	$31,000

The management see no further subsequent events requiring disclosure.