Form 10-Q
period 2020-03-31
BIOXYTRAN, INC
filed 2020-05-13
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BIXT	OTCQB

Class	Outstanding at May 12, 2020
Common Stock, $0.001 par value per share	97,031,673 shares

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., March 31, 2020

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$43,891	$169,628
Other receivable	-	50,000
Total current assets	43,891	219,628

Total assets	$43,891	$219,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$46,346	$71,932
Accounts payable related party	116,000	96,000
Convertible notes payable, net of premium and discount	1,718,695	850,983
Total current liabilities	1,881,041	1,018,915

Total liabilities	1,881,041	1,018,915

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 88,231,673 issued and outstanding as of March 31, 2020, and 86,475,673 issued and outstanding as of December 31, 2019	88,232	86,476
Additional paid-in capital	856,418	1,355,542
Accumulated deficit	(2,781,800)	(2,241,305)
Total stockholders’ equity (deficit)	(1,837,150)	(799,287)

Total liabilities and stockholders’ equity (deficit)	$43,891	$219,628

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	3-Months Ended
	March 31, 2020	March 31, 2019
Operating expenses:
General and administrative	$266,043	$129,625
Total operating expenses	266,043	129,625

Loss from operations	(266,043)	(129,625)

Other income (expense):
Interest expense	(107,730)	(6,887)
Amortization of debt discount	(166,722)	(54,897)
Total other income (expenses)	(274,452)	(61,784)

Net loss before provision for income taxes	(540,495)	(191,409)

Provision for income taxes	-	-

NET LOSS	$(540,495)	$(191,409)

Loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	87,256,959	85,103,673

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total Stockholders’
	Shares	Amount	Common	Deficit	Equity (Deficit)
December 31, 2018	85,103,673	$85,104	$72,412	$(382,830)	$(225,314)

Issuance of warrants			45,361		45,361
Debt premium on convertible note			(343,796)		(343,796)
Debt premium accretion			60,268		60,268

Net loss		-	-	(191,409)	(191,409)
March 31, 2019	85,103,673	$85,104	$(165,755)	$(574,239)	$(654,890)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total Stockholders’
	Shares	Amount	Common	Deficit	Equity (Deficit)
December 31, 2019	86,475,673	$86,476	$1,355,542	$(2,241,305)	$(799,287)

Issuance of warrants	-	-	145,438	-	145,438
Conversion of warrants	750,000	750	(750)		-
Options issued - 2010 Plan			5,004		5,004
Shares issued - 2010 Plan	656,000	656	149,841		150,497
Debt premium on convertible note			(937,007)		(937,007)
Debt premium accretion			104,568		104,568
Shares issued for conversion of principal and accrued interest	350,000	350	33,782		34,132

Net loss		-	-	(540,495)	(540,495)
March 31, 2020	88,231,673	$88,232	$856,418	$(2,781,800)	$(1,837,150)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	3-Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(540,495)	$(191,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount, incl. issuance of warrants	166,722	54,897
Stock-based compensation expense	155,501	-
Changes in operating assets and liabilities:
Other receivable	50,000	-
Accounts payable and accrued expenses	(8,517)	7,682
Accounts payable related party	20,000	(10,900)
Net cash used in operating activities	(156,789)	(139,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	264,000	222,250
Repayment of convertible notes payable	(232,948)	-
Net cash provided by financing activities	31,052	222,250

Net increase (decrease) in cash	(125,737)	82,520
Cash, beginning of period	169,628	36,411
Cash, end of period	$43,891	$118,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$91,362	$-
Income taxes paid	$-	$-
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	$145,438	$45,361
Debt discount on convertible note	$(76,265)	$(25,165)
Debt premium on convertible note	$(937,007)	$(343,796)
Accretion of debt premium to additional paid-in capital	$104,568	$60,268
Common shares issued for the conversion of principal and accrued interest	$34,132	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is an early-stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues, in a safe and efficient manner. If it is not addressed, lack of oxygen to tissues, or hypoxia, results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. The Company’s initial focus is the treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. Our novel approach is intended to result in the creation of safe drug alternatives to existing therapies for effectively addressing hypoxic conditions in humans. Our drug development efforts are guided by specialists in co-polymer chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

Organization

Bioxytan, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. On September 21, 2019, the Company went under a reorganization in form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized common shares with a par value of $0.001, and 50,000,000 preferred shares with a par value of $0.001

Basis of Presentation

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

Basic and Diluted Earnings per Share

Pursuant to the authoritative guidance, basic net income and net loss per share are computed by dividing the net income and net loss by the weighted average number of common shares outstanding. Diluted net income and net loss per share is the same as basic net income and net loss per share when their inclusion would have an anti-dilutive effect due to our continuing net losses.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation and its wholly owned subsidiary, Bioxytran, Inc. of Delaware (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2020, the Company had cash of $43,891 and a negative working capital of $1,837,150. As of March 31, 2020, the Company has not yet generated any revenues, and has incurred cumulative net losses of $2,781,800. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June 2020, and is pursuing alternative opportunities to funding.

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

The Company’s management do not foresee that COVID-19 has any impact for the Company and its ability to carry out their plans.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On March 31, 2020, there was $116,000 in accounts payable to related parties in form of payroll and accrued expenses. On December 31, 2019 there was $96,000 in Accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable related party (1)	$116,000	$96,000
Professional fees	30,973	42,963
Interest	13,982	14,374
Payroll taxes	-	7,344
Other accounts payable	1,391	7,251
ASC 480 debt premium	856,560	24,121
Convertible notes payable	862,135	826,862
Total	$1,881,041	$1,018,915

(1)	$58,000 to each the CFO and the CEO for 11 months of salary for the period ending March 31 2020, and $48,000 to each the CFO and the CEO for 8 months of salary for the period ending December 31, 2019.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

Auctus Note #1

On October 24, 2019 (the “Date of Issuance”) the Company issued a convertible promissory note (the “Auctus Note #1”) with a face value of $250,000, maturing on October 23, 2020, and a stated interest of 8% to a third-party investor. The Auctus Note #1 is convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Auctus Note #1, or (ii) upon effective date of a registration statement. The conversion price of the Auctus Note #1 is equal to the lesser of : (i) the lowest trading price for the twenty-day period prior to the date of the Auctus Note #1 or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Auctus Note #1 was funded on October 29, 2019, when the Company received proceeds of $222,205, after disbursements for the lender’s transaction costs, fees and expenses which in aggregate resulted in a total discount of $27,795 to be amortized to interest expense over the life of the Auctus Note #1.

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

Along with the Auctus Note #1, on the Date of Issuance the Company issued 208,333 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $0.60 with an expiration date of October 23, 2023.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $101,937 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.49 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 251% and (5) risk free interest rate of 2.51%.  The note proceeds of $250,000 were then allocated between the fair value of the Auctus Note #1 ($250,000) and the Warrants ($101,937), resulting in a debt discount of $72,412. As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance. Upon cashless conversion on March 12, 2020 an additional 166,667 warrants were issued for a market value of $66,363.

The Auctus Note #1 was paid off on October 24, 2019, and the warrants were converted on March 12,2020

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

Additionally, the variable conversion rate component requires that the Auctus Note #2 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #2. As such, the Company recorded a premium of $82,500 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,250,000 shares of ‘if-converted’ common stock with a redemption value of $332,500 due to $0.266 per share fair market value of the Company’s stock on the Auctus Note #2’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. For the three months ending at March 31, 2020, the Company amortized $4,647 debt discount to operations as interest expense, and accreted $24,121 of premium to additional paid-in capital.

Along with the the Auctus Note #2, on the Date of Issuance the Company issued 208,333 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $0.60 with an expiration date of February 24, 2024.  The Company has determined that the Warrants are exempt from derivative accounting and were valued at $55,417 on the Date of Inception using the Black Scholes Options Pricing Model.  Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.27 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 323% and (5) risk free interest rate of 2.56%.  The Auctus Note #2 proceeds of $250,000 were then allocated between the fair value of the Auctus Note #2 ($250,000) and the Warrants ($55,417), resulting in a debt discount of $45,361. As the warrants are exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance. Upon cashless conversion on March 12, 2020 an additional 166,667 warrants were issued for a market value of $66,364.

The Auctus Note #2 was paid off on February 20, 2020, and the warrants were converted on March 12,2020.

Other notes currently convertible

In the period October 24, 2019 through February 18, 2020, the Company entered into three separate Secured Promissory Note Agreements (“SPA”) with a face value of $300,000, and received net proceeds of $255,000. The Notes are convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Note or (ii) upon effective date of a registration statement. The conversion price of the Notes is equal to 65% of the lowest trading price at close during the twenty days prior to a conversion notice. The debt discount of $37,100 is amortized over the duration of the loans. The Debentures permit the Company to pre-pay its obligations at a premium prior to maturity. For the three months ended at March 31, 2020, the Company amortized $6,415 debt discount to operations as interest expense.

Additionally, the variable conversion rate component requires that the three notes be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the three notes. As such, the Company recorded a premium of $937,007 as a reduction to additional paid-in capital based on a discounted “if-converted” rate between $0.091- $0.12 per share (65% of the average of the three lowest trading prices during the 20 days preceding the note’s issuance), which computed to 2,962,578 shares of ‘if-converted’ common stock with a redemption value of $1,237,007 due to in between $0.265- $0.50 per share fair market value of the Company’s stock on the three notes date of issuance. Debt discount amortization is recorded as interest expense, while debt premium amortization is recorded as an increase to additional paid-in capital. For the three months ending at March 31, 2020, the Company amortized $4,376 debt discount to operations as interest expense, and accreted $80,447 of premium to additional paid-in capital.

The Company also issued the noteholders five-year warrants with cashless exercise provisions to purchase a total of 122,000 shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions to four of the Lenders. The Company has determined that the Warrants are exempt from derivative accounting. The note proceeds of $300,000 were then allocated between the fair value of the Notes ($300,000) and the Warrants ($55,061), resulting in a debt discount of resulting in a fully amortized debt discount of $34,317. As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance. For the three months ending at March 31, 2020, the Company issued 72,000 warrants, resulting in an amortized debt discount of $12,711.

Notes not yet convertible

In the period October 23, 2019 through March 18, 2020, the Company entered into seven separate Secured Promissory Note Agreements (“SPA”) with a face value of $636,800, and received net proceeds of $563,500. The Notes are convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Note or (ii) upon effective date of a registration statement. The conversion price of the Notes is equal to 65% of the lowest trading price at close during the twenty days prior to a conversion notice. The debt discount of $73,300 is amortized over the duration of the loans. The Debentures permit the Company to pre-pay its obligations at a premium prior to maturity. For the three months ended at March 31, 2020, the Company amortized $12,261 debt discount to operations as interest expense.

The Company also issued the noteholders five-year warrants with cashless exercise provisions to purchase a total of 150,000 shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions to four of the Lenders. The Company has determined that the Warrants are exempt from derivative accounting. The note proceeds of $636,800 were then allocated between the fair value of the Notes ($636,800) and the Warrants ($97,850), resulting in a debt discount of resulting in a fully amortized debt discount of $68,910. As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance. For the three months ending at March 31, 2020, the Company did not issue any warrants.

A summary of the outstanding notes at March 31, 2020, are as follows:

Debtor	Date of Issuance	Maturity Date	Principal Amount	Net Received	Interest	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Debt Discount
GS Capital	10/30/2019	10/30/2020	$125,000	$109,500	4%	50,000	5	$2.00	$23,867	$15,500
Power Up #1	10/24/2019	10/23/2020	106,000	100,000	8%	-	-	-	-	6,000
Peak One	10/23/2019	10/22/2022	120,000	103,000	0%	50,000	5	2.00	21,606	17,000
Tangiers	10/23/2019	10/22/2020	106,300	100,000	8%	50,000	5	2.00	21,116	6,300
FirstFire	11/20/2019	11/20/2020	125,000	109,500	4%	50,000	5	2.00	17,979	15,500
Power Up #2	12/30/2019	12/30/2020	54,600	50,000	8%	-	-	-	-	4,600
EMA Financial	01/10/2020	01/10/2021	125,000	109,500	4%	50,000	5	2.00	5,948	15,500
Crown Bridge	02/20/2020	02/20/2021	55,000	42,500	4%	22,000	5	2.00	10,054	12,500
PowerUp #3	02/19/2020	02/19/2021	56,600	52,000	8%	-	-	-	-	4,600
PowerUp #4	03/18/2020	03/18/2021	64,900	60,000	8%	-	-	-	-	4,900
			$938,400	$836,000		272,000			$100,570	$102,400

Convertible notes payable consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Principal balance	$938,400	$886,900
Unamortized debt discount	(76,265)	(60,038)
Unamortized debt premium	856,560	24,121
Outstanding, net of debt discount and premium	$1,718,695	$850,983

NOTE 5 – STOCKHOLDERS’ EQUITY

At a Board of Director’s Meeting on July 30, 2019, the Company authorized a reverse split that resulted in a reduction of the number of outstanding and issued shares of both common and preferred stock so that after the split became effective on August 13, 2019, the shares of both common and preferred stock were reduced to 1 share for each 30 shares currently issued and outstanding. The effect on the Balance Sheet is a transfer of value from stock value at par to Additional Paid-in Capital. As a result of the one (1) for thirty (30) reverse stock split, the Company will continue to be authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock. The reverse split has been retroactively applied to all periods presented.

Preferred stock

As of March 31, 2020, no preferred shares have been designated nor issued.

Common stock

On January 3, 2020, 100,000 shares of common stock were issued as a result of conversion of accrued interest and principal on the Auctus Note #2 for a total of $12,000.

On February 18, 2020, 250,000 shares of common stock were issued as a result of conversion of accrued interest and principal on the Auctus Note #2 for a total of $22,132.

On March 12, 2020, 750,000 of common stock were issued in exchange for 416,666 warrants with cashless exercise, originating from Auctus Notes #1 and #2.

For the 3 months ending March 31, 2020, 656,000 shares were awarded with an average cost per share of $0.22, under the 2010 Stock Plan for a total value of $150,497. For details, see Shares Awarded and Issued under Note 6.

As of March 31, 2020, the Company has 88,231,673 shares of common stock issued and outstanding. At December 31, 2019 there were 86,475,673 shares of common stock issued and outstanding.

Common Stock Warrants

During the three months ending March 31, 2020 the Company awarded 405,334 warrants, valued at $145,438, and 750,000 warrants were converted in a cashless exercise. During the 3 months ending March 31, 2019 the Company awarded 208,333 warrants valued at $45,361.

The following table summarizes the Company’s common stock warrant activity for the 3-months ended March 31, 2020 and March 31, 2019:

		Weighted Average	Weighted- Average Remaining
	Warrants	Exercise Price	Expected Term
Outstanding as of January 1, 2019	208,333	$0.60	4.6
Granted	208,333	0.60	4.9
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of March 31, 2019	416,666	$0.60	4.7

Outstanding as of January 1, 2020	616,666	$1.05	4.0
Granted	405,334	0.36	0.9
Exercised	(750,000)	-	-
Forfeited/Canceled	-	-	-
Outstanding as of March 31, 2020	272,000	$2.00	4.7

During the three months ending March 31, 2020, the Company awarded 48,000 options under the 2010 Stock Plan, with a fair market value of $5,004. There were no options awarded during the 3 months ending March 31, 2019.

The following table summarizes the Company’s common stock option activity for the 3 months ended at March 31, 2020. There were no stock options issued at March 31, 2019:

		Weighted Average	Weighted- Average Remaining
	Number of Options	Exercise Price	Expected Term
Outstanding as of January 1, 2020	341,000	$0.96	2.4
Granted	48,000	0.16	2.8
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of March 31, 2020	389,000	$0.86	2.5

NOTE 6 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

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

On March 18, 2020 the Company granted 200,000 shares with a fair market value of $0.245/share at the time of award, to a consultant for assistance with the Companies PR work, for a total of $49,000.

On February 21, 2020 the Company granted 3,000 shares with a fair market value of $0.439/share to three members of the Audit Committee as compensation for their contribution in the Audit Committee, for a total of $1,317.

On March 25, 2019, the Company granted 3,000 shares with a fair market value of $0.31/share to three members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $930.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2019	471,000	$0.27 - 1.49	$0.77
Shares Issued	656,000	0.14 – 0.44	0.22
Shares Issued as of March 31, 2020	1,127,000	$0.14 - 1.49	$0.57

For the three months ended March 31, 2020, the Company recorded stock-based compensation expense of $150,497 in connection with share-based payment awards. The Company did not record any recorded stock-based compensation expense in the three first months of 2019.

Stock options granted and vested:

On January 1, 2020 the Company granted 3,000 three-year options at an exercise price of $0.31 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $603.

On February 1, 2020 the Company granted 45,000 three-year options at an exercise price of $0.15 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $4,401.

The fair value of stock options granted and revaluation of non-employee consultant options for the three months ended March 31, 2020 was calculated with the following assumptions:

2020
Risk-free interest rate	1.32 – 1.69%
Expected dividend yield	0%
Volatility factor (weekly)	126.37%
Expected life of option	3 years

For the three months ended March 31, 2020, the Company recorded compensation expense of $5,004 in connection with awarded stock options. The Company did not record any awarded option valuation as compensation expense during the three months ended March 31, 2019. As at March 31, 2020, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2019	341,000	$0.61 - 1.21	$0.96
Granted	48,000	0.15 - 0.31	0.16
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of March 31, 2020	389,000	$0.15 - 1.21	$0.76

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2020:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.15	45,000	$0.15	2.84	$-	45,000	$0.15	2.84	$-
0.31	3,000	0.31	2.75	-	3,000	0.31	2.75	-
0.61	45,000	0.61	2.59	-	45,000	0.61	2.59	-
0.73	3,000	0.73	2.50	-	3,000	0.73	2.50	-
0.95	200,000	0.95	2.45	-	200,000	0.95	2.45	-
1.09	3,000	1.09	2.25	-	3,000	1.09	2.25	-
1.10	45,000	1.10	2.33	-	45,000	1.10	2.33	-
1.21	45,000	1.21	2.08	-	45,000	1.21	2.08	-
$0.15-1.21	389,000	$0.86	2.46	$-	389,000	$0.86	2.46	$-

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2020 and December 31, 2019:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2019	-	$-
Granted	48,000	0.16
Forfeited	-	-
Vested	48,000	0.16
Non-vested as of March 31, 2020	-	$-

The weighted-average remaining estimated life for options exercisable at March 31, 2020 is 2.46 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at March 31, 2020. The aggregate intrinsic value of options exercised for the three months ended at March 31, 2020 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises for the three months ended at December 31, 2019 was no options available for exercise.

At March 31, 2020 the Company has 10,799,351 options or stock awards available for grant under the 2010 Plan.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

On April 16, 2020 SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT is suspended for the period April 16, through April 29, 2020.

As a result of the SEC ordered suspension the Company defaulted on outstanding Convertible Notes; resulting in an increase of the interest to 21% and the principal to increase to 168% of principal loan amount. The convertible debt increased to approximately $1,604,856 and the interest accrual to approximately $28,960/month.

The variable conversion rate component requires that the Defaulted Notes be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and amortized to additional paid-in capital over the life of the Notes. As such, the Company recorded a premium of $475,598 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.14 per share (65% of the lowest trading price during the 20 days preceding the note’s issuance), which computed to 4,454,213 shares of ‘if-converted’ common stock. The debt premium amortization is recorded as an increase to additional paid-in capital.

The Company’s management is taking all reasonable steps to get the Company traded on the OTCQB exchange again, in accordance with regulations as outlined by the SEC, see further:

https://www.sec.gov/oiea/investor-alerts-and-bulletins/ib_tradingsuspensions

https://www.sec.gov/investor/alerts/tradingsuspensions.pdf

Stock options and shares granted under the 2010 Stock Plan:

On April 1, 2020 the Company granted 3,000 three-year options at an exercise price of $0.32 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $646.

On May 1, 2020 the Company granted 45,000 three-year options at an exercise price of $0.001 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $45.

On May 1, 2020 the Company appointed Mr. Mike Sheikh as EVP of Business Development.

Mr. Sheikh is committed on a full-time basis. He currently has a compensation of $6,000 per month. The employment agreement provides for the payment of $100,000 in severance upon termination of employment without cause and make no provisions for any payment upon a change of control. Mr. Sheikh was issued 8,800,000 shares to be equally vested over a period of 3 years, but fully vested upon a change of control. The shares total fair value at the time of the award was $8,800.

The Company’s management has evaluated events occurring after the date of the accompanying balance sheets through the date the financial statements were available to be issued and did not identify any further subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2019 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 18, 2020. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $3,700,000 in our currently effective public offering, we will have sufficient working capital to repay the ten convertible notes and develop our business over the next approximately 15 months. At funding raised that is significantly less than $3,700,000, we can likely repay the ten convertible notes and continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

Bioxytran, Inc. is headquartered in Newton, Massachusetts. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for stroke. BXT-25 will be designed to be an injectable anti-necrosis drug specifically designed to treat a person immediately after that person suffers an ischemic stroke. The drug is designed to be injected intravenously to travel to the lungs to pick up oxygen molecules to carry to the brain. Like a red blood cell, the drug will cross the blood brain barrier, which is a protective semi-permeable membrane allowing some material to cross but preventing others from crossing. BXT-25 will be designed to diffuse oxygen into the brain tissues. We expect the BXT-25 molecule to be 5,000 times smaller than a red blood cell.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 4 of the financial statements, the Company has taken up ten convertible loans at a total value of $938,400 maturing between 10/22/2020 and 3/18/2021, in order to finance the Company until we start raising equity. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,781,800 as of March 31, 2020. The accumulated deficit as of December 31, 2019 was $2,241,305.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and regulatory submission to the FDA.

The Company’s management do not foresee that COVID-19 has any impact for the Company and its ability to carry out their plans.

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

General and Administrative

General and administrative (G&A) expenses for the three months ended March 31, 2020 were $266,043, while for the three months ended March 31, 2019, they were $129,625. The Company only started its activities in October 2018. The components of G&A expenses are as follows:

-	Payroll and related expenses for the three months ended March 31, 2020 were $36,000, as compared to $36,000 for the three months ended March 31, 2019.

-	Costs for legal, accounting and other professional services for the three months ended March 31, 2020 were $22,574, as compared to $40,811 for the three months ended March 31, 2019. The decrease was due to reduced use of external corporate counsel.

-	Sales and marketing expense for the three months ended March 31, 2020 were $9,489, as compared to $17,050 for the three months ended March 31, 2019. The decrease was due to the web-site build-up in the first quarter of 2019.

-

Stock compensation mounted to $155,501 for the three months ended March 31, 2020. There was no stock compensation for the three months ended March 31, 2019. The increase was due to increased P.R. activities with up-front payment in order to better position the company in upcoming activities.

-	The remaining miscellaneous G&A expenses totaled $42,479 for the three months ended March 31, 2020, as compared to $35,764 for the three months ended March 31, 2019. The increase was due to attendance at JPM Conference in January 2020.

Interest Expense and Amortization of Debt Discount and Premium

During the three months ended March 31, 2020, the Company recorded $104,568 of premium accretion to additional paid-in capital, and $21,284 in amortization of debt discount and $145,438 in warrant amortization to interest expense, as compared to, $60,268 of premium accretion and a debt discount amortization of $9,536 and warrant amortization of $45,361 for the three months ended March 31, 2019. The interest for the ten convertible notes outstanding amounted to $107,730, including a pre-pay fee of $91,362 for the early payment of a convertible note, as compared to $6,887 for the three months ended March 31, 2019.

Net Loss

The Company generated a net loss for the three months ended March 31, 2020 of $540,495. In comparison, for the three months ended March 31, 2019, the Company generated a net loss of $191,409. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Cash-Flows

Net cash used in operating activities was $156,789 and $139,730 for the three months ended March 31, 2020 and 2019, respectively. The increase was due to attendance at JPM Conference in January 2020 and increased operational activities.

The Company did not engage in any investing activities during the three months ended March 31, 2020 or 2019.

Cash flows from financing activities were $31,052 and $222,250 for the three months ended March 31, 2020 and 2019, respectively. The significant change was due to repayment of an outstanding convertible note on February 20, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, our only asset was $43,891 in cash. We had total liabilities of $1,881,041, which were all current liabilities, and which consisted of $162,346 in accounts payable and accrued expenses (of which $116,000 was payable to related parties), and $1,718,695 in the form of ten convertible loans of $938,400, maturing between October 22, 2020 and March 18, 2021 (which includes unamortized debt premium of $856,560, and which has been netted with unamortized debt discounts totaling $76,265). The equivalent numbers at December 31, 2019, were $169,628 in cash and total liabilities of $1,018,915, which were all current liabilities, and which consisted of $167,932 in accounts payable and accrued expenses (of which $96,000 was payable to related parties), and $850,983 (which includes unamortized debt premium of $24,121, and which has been netted with unamortized debt discounts totaling $60,038) in the form of seven convertible loans, maturing between February 25, 2020 and 12/30/2020.

At March 31, 2020, we had total working capital of negative $1,837,150 and an accumulated deficit of $2,781,800. Comparatively, on December 31, 2019, we had total working capital of negative $799,287 and an accumulated deficit of $2,241,305. We believe that we must raise not less than $3,700,000 in our currently effective public offering in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the ten convertible notes.

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

Contractual Obligations

Our contractual obligations include ten convertible notes, for a total of $938,400, described under Note 4 to the Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of March 31, 2020, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have not been any material changes in the risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On May 1, 2020 the Company appointed Mr. Mike Sheikh as EVP of Business Development.

Mr. Mike Sheikh, is a US Air Force Academy graduate and pilot. He has a Bachelor’s of Science in Economics and flew KC-135 tankers and worked as a budget officer in the comptroller’s squadron. He worked for Dean Witter and National Securities as a broker and eventually research analyst. After the brokerage industry, he was a business development officer for a variety of specialty finance companies that did factoring and purchase order financing. He is a long-time Biotech Consultant expertise for public or private biotech companies with disruptive technologies. Mr. Sheikh the founder of Falcon Strategic Research, which focuses on small-cap and micro-cap companies that are not covered by traditional analysts on Wall Street. He is also the founder of an Investor Relations Firm which services include handling investor calls or emails, drafting press releases, editing investor decks, social media outreach, and developing a strategic awareness plan. DTCC analysis of position report with a specialty in uncovering short positions. He is capable of bridging the gap between science and investors generating awareness to the target community and also able to take complex interactions and distill them into a format that is easy to understand. Mr. Sheikh has also been the interim CFO for various public companies and he is a blog commenter and author at Seeking Alpha and Streetwise Reports.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended March 31, 2020 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: May 13, 2020	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer