Form 10-Q
period 2020-06-30
BIOXYTRAN, INC
filed 2020-08-10
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2020
Common Stock, $0.001 par value per share	97,034,673 shares

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., June 30, 2020

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$4,246	$169,628
Other receivable	-	50,000
Total current assets	4,246	219,628

Total assets	$4,246	$219,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$115,911	$71,932
Accounts payable related party	183,176	96,000
Convertible notes payable, net of premium and discount	1,604,856	850,983
Total current liabilities	1,903,943	1,018,915

Total liabilities	1,903,943	1,018,915

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 97,031,673 issued and outstanding as of June 30, 2020, and 86,475,673 issued and outstanding as of December 31, 2019	97,032	86,476
Additional paid-in capital	1,713,669	1,355,542
Accumulated deficit	(3,710,398)	(2,241,305)
Total stockholders’ equity (deficit)	(1,899,697)	(799,287)

Total liabilities and stockholders’ equity (deficit)	$4,246	$219,628

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating expenses:
General and administrative	$111,909	$106,498	$377,952	$236,123
Total operating expenses	111,909	106,498	377,952	236,123

Loss from operations	(111,909)	(106,498)	(377,952)	(236,123)

Other (expenses):
Interest expense	(740,424)	(10,002)	(848,154)	(16,889)
Amortization of debt discount, incl issuance of warrants	(76,265)	(13,794)	(242,987)	(68,691)
Total other (expenses)	(816,689)	(23,796)	(1,091,141)	(85,580)

Net loss before provision for income taxes	(928,598)	(130,294)	(1,469,093)	(321,703)

Provision for income taxes	-	-	-	-

NET LOSS	$(928,598)	$(130,294)	$(1,469,093)	$(321,703)

Loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	97,031,673	85,110,784	92,144,316	85,107,228

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total Stockholders’
	Shares	Amount	Common	Deficit	Equity (Deficit)
December 31, 2018	85,103,673	$85,104	$72,412	$(382,830)	$(225,314)

Issuance of warrants			45,361		45,361
Debt premium on convertible note			(343,796)		(343,796)
Debt premium accretion			60,268		60,268
Net Loss				(191,409)	(191,409)
March 31, 2019	85.103,673	85,104	(165,755)	(574,239)	(654,890)

Debt premium accretion			123,276		123.276
Shares issued for conversion of accrued interest	25,000	25	4,975		5,000
Net loss		-	-	(130,294)	(130,294)
June 30, 2019	85,128,673	$85,129	$(37,504)	$(704,533)	$(656,908)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total Stockholders’
	Shares	Amount	Common	Deficit	Equity (Deficit)
December 31, 2019	86,475,673	$86,476	$1,355,542	$(2,241,305)	$(799,287)

Issuance of warrants	-	-	145,438	-	145,438
Exercise of warrants	750,000	750	(750)		-
Options issued and vested - 2010 Plan			5,004		5,004
Shares issued - 2010 Plan	656,000	656	149,841		150,497
Debt premium on convertible note			(937,007)		(937,007)
Debt premium accretion			104,568		104,568
Shares issued for conversion of principal and accrued interest	350,000	350	33,782		34,132
Net Loss		-	-	(540,495)	(540,495)
March 31, 2020	88,231,673	88,232	856,418	(2,781,800)	(1,837,150)

Options issued and vested - 2010 Plan			691		691
Shares issued - 2010 Plan	8,800,000	8,800	-	-	8,800
Debt premium accretion			856,560		856,560
Net loss		-	-	(928,598)	(928,598)
June 30, 2020	97,031,673	$97,032	$1,713,669	$(3,710,398)	$(1,899,697)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	6-months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,469,093)	$(321,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount, incl. issuance of warrants	242,987	68,691
Default fee convertible notes	666,456	-
Stock-based compensation expense	164,992	-
Changes in operating assets and liabilities:
Other receivable	50,000	-
Accounts payable and accrued expenses	44,978	50,530
Accounts payable related party	87,176	(10,900)
Net cash used in operating activities	(212,504)	(213,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	314,000	222,250
Repayment of convertible notes payable	(232,948)	-
Net cash provided by financing activities	81,052	222,250

Net increase (decrease) in cash	(165,382)	8,868
Cash, beginning of period	169,628	36,411
Cash, end of period	$4,246	$45,279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$91,362	$-
Income taxes paid	$-	$-
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	$145,438	$45,361
Debt discount on convertible note	$-	$(27,042)
Debt premium on convertible note	$(937,007)	$(343,796)
Accretion of debt premium to additional paid-in capital	$961,128	$183,544
Common shares issued for the conversion of principal and accrued interest	$34,132	$5,000

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2019. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2020, the Company had cash of $4,246 and a negative working capital of $1,899,697. As of June 30, 2020, the Company has not yet generated any revenues, and has incurred cumulative net losses of $3,710,398. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2020, and is pursuing alternative opportunities to funding.

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

The Company is supplementing its disclosure previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2019 and its subsequent quarterly reports on Form 10-Q with the following disclosure: Potential Impact of the COVID-19 Pandemic in December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. COVID-19 may have a future material impact on our results of operation with respect to product development and clinical trials. However, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the COVID-19 situation closely, and we intend to follow health and safety guidelines as they evolve.

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

NOTE 3 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On June 30, 2020, there was $183,176 in accounts payable to related parties in the form of payroll and accrued expenses. On December 31, 2019 there was $96,000 in accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts payable related party (1)	$183,176	$96,000
Professional fees	27,761	42,963
Interest	87,950	14,374
Payroll taxes	-	7,344
Other accounts payable	200	7,251
ASC 480 debt premium	-	24,121
Convertible notes payable	1,604,856	826,862
Total	$1,903,943	$1,018,915

(1)	$83,191 to each the CFO and the CEO for 14 months of salary and $16,794 to the Executive VP for 2 months of salary and advanced expenses for the period ending June 30 2020, while for the period ending December 31, 2019 there was $48,000 to each the CFO and the CEO for 8 months of salary.

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

The Auctus Note #1 was paid off on October 24, 2019, and the warrants were exercised on March 12,2020

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

Additionally, the variable conversion rate component requires that the Auctus Note #2 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #2. As such, the Company recorded a premium of $82,500 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,250,000 shares of ‘if-converted’ common stock with a redemption value of $332,500 due to $0.266 per share fair market value of the Company’s stock on the Auctus Note #2’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. For the six months ending at June 30, 2020, the Company amortized $4,647 debt discount to operations as interest expense, and accreted $24,121 of premium to additional paid-in capital.

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

The Auctus Note #2 was paid off on February 20, 2020, and the warrants were exercised on March 12,2020.

Current notes convertible

In the period January 1 to March 18, 2020 the Company entered into five contracts totaling $356,100 Senior Secured Promissory Note (“the Notes”), at an interest rate of 4-8% per annum, maturing in one year from issuance (the “Maturity Date”). Issuance fees totaling $50,100 were recorded as a debt discount, resulting in net proceeds of $306,000. The Notes are convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Notes or (ii) upon effective date of a new registration statement. The conversion price of the Notes is equal to the lesser of : (i) the lowest trading price for the twenty-day period prior to the date of the Notes or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Company may prepay the Notes at any time at a rate of 120% of outstanding principal and interest during the first 90 days it is outstanding and 130% of outstanding principal and interest for the next 90 days thereafter. Thereafter the prepayment amount increases 5% for each thirty-day period until 270 days from the issue date at which time it is fixed at 150% of the outstanding principal and interest on the Notes.

The Company also issued five-year warrants with cashless exercise provisions to purchase shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions. For the six months ending at June 30, 2020, the Company issued 72,000 warrants, resulting in an amortized debt discount of $12,711. There were no warrants issued in the three-month period ending at June 30, 2020.

Default on notes convertible

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT is suspended for the period April 16 through April 29, 2020.

As a result of the SEC ordered suspension the Company defaulted on outstanding Convertible Notes; resulting in an increase of the interest to 21% and the principal to increase to 168% of principal loan amount. The convertible debt increased by $666,456 to $1,604,856 while the interest accrual increased to approximately $28,563/month, amounting to $87,950 at date of June 30, 2020. At the default date, April 16, 2020, remaining debt discount of $76,265 was amortized to interest expense and the remaining debt premium of $856,560 was accredited to additional paid-in capital.

A summary of the outstanding notes at June 30, 2020, are as follows:

Debtor	Date of Issuance	Default Date	Principal Amount	Default Penalty	Default Interest	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Accrued Interest
GS Capital	10/30/2019	4/16/2020	$125,000	$65,808	24%	50,000	5	$2.00	$23,867	$11,615
Power Up #1	10/24/2019	4/16/2020	106,000	114,224	22%	-	-	-	-	14,068
Peak One	10/23/2019	4/16/2020	120,000	36,000	18%	50,000	5	2.00	21,606	5,770
Tangiers	10/23/2019	4/16/2020	106,300	48.261	18%	50,000	5	2.00	21,116	9,817
FirstFire	11/20/2019	4/16/2020	125,000	65,541	24%	50,000	5	2.00	17,979	11,424
Power Up #2	12/30/2019	4/16/2020	54,600	57,185	22%	-	-	-	-	6,346
EMA Financial	01/10/2020	4/16/2020	125,000	127,658	24%	50,000	5	2.00	5,948	13,789
Crown Bridge	02/20/2020	4/16/2020	55,000	28,015	15%	22,000	5	2.00	6,763	2,902
Power Up #3	02/19/2020	4/16/2020	56,600	58,039	22%	-	-	-	-	5,902
Power Up #4	03/18/2020	4/16/2020	64,900	65,725	22%	-	-	-	-	6,317
			$938,400	$666,456		272,000			$97,279	$87,950

Convertible notes payable consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Principal balance	$938,400	$886,900
Default penalty	666,456	-
Unamortized debt discount	-	(60,038)
Unamortized debt premium	-	24,121
Outstanding, net of debt discount and premium	$1,604,856	$850,983

NOTE 5 – STOCKHOLDERS’ EQUITY

At a Board of Director’s Meeting on July 30, 2019, the Company authorized a reverse stock split that resulted in a reduction of the number of outstanding and issued shares of both common and preferred stock so that after the split became effective on August 13, 2019, the shares of both common and preferred stock were reduced to 1 share for each 30 shares currently issued and outstanding. The effect on the Balance Sheet is a transfer of value from stock value at par to Additional Paid-in Capital. As a result of the one (1) for thirty (30) reverse stock split, the Company will continue to be authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock. The reverse split has been retroactively applied to all periods presented.

Preferred stock

As of June 30, 2020 and December 31, 2019, no preferred shares have been designated or issued.

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

For the 6-months ending June 30, 2020, 456,000 shares were awarded with an average cost per share of $0.01, under the 2010 Stock Plan for a total value of $159,297. For details, see Shares Awarded and Issued under Note 6.

As of June 30, 2020, the Company has 88,231,673 shares of common stock issued and outstanding. At December 31, 2019 there were 86,475,673 shares of common stock issued and outstanding.

Common Stock Warrants

During the six months ending June 30, 2020 the Company awarded 405,334 warrants, valued at $145,438, and 750,000 shares of common stock were issued in a cashless exercise. During the 6-months ending June 30, 2019 the Company awarded 208,333 warrants valued at $45,361.

The following table summarizes the Company’s common stock warrant activity for the 6-months ended June 30, 2020 and June 30, 2019:

		Weighted Average	Weighted- Average Remaining
	Warrants	Exercise Price	Expected Term
Outstanding as of January 1, 2019	208,333	$0.60	4.6
Granted	208,333	0.60	4.9
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of June 30, 2019	416,666	$0.60	4.7

Outstanding as of January 1, 2020	616,666	$1.05	4.0
Granted	405,334	0.36	0.9
Exercised	(750,000)	-	-
Forfeited/Canceled	-	-	-
Outstanding as of June 30, 2020	272,000	$2.00	4.4

During the six months ending June 30, 2020, the Company awarded 96,000 options under the 2010 Stock Plan, with a fair market value of $5,695. There were no options awarded during the 6-months ending June 30, 2019.

The following table summarizes the Company’s common stock option activity for the 6-months ended at June 30, 2020:

		Weighted Average	Weighted- Average Remaining
	Number of Options	Exercise Price	Expected Term
Outstanding as of December 31, 2019	341,000	$0.96	2.4
Granted	96,000	0.08	2.7
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding as of June 30, 2020	437,000	$0.77	2.3

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

On May 1, 2020 the Company appointed Mr. Mike Sheikh as EVP of Business Development. Mr. Sheikh was issued 8,800,000 shares with a fair market value of $0.001/share to be equally vested over a period of 3 years, but fully vested upon a change of control. The shares total fair value at the time of the award was $8,800.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2019	471,000	$0.27 - 1.49	$0.77
Shares Issued	9,456,000	0.001 – 0.44	0.01
Shares Issued as of June 30, 2020	9,927,000	$0.001 - 1.49	$0.10

For the six months ended June 30, 2020, the Company recorded stock-based compensation expense of $159,297 in connection with share-based payment awards. The Company did not record any recorded stock-based compensation expense in the six months ended June 30, 2019.

Stock options granted and vested:

On January 1, 2020 the Company granted 3,000 three-year options at an exercise price of $0.31 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $603.

On February 1, 2020 the Company granted 45,000 three-year options at an exercise price of $0.15 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $4,401.

On April 1, 2020 the Company granted 3,000 three-year options at an exercise price of $0.32 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $646.

On May 1, 2020 the Company granted 45,000 three-year options at an exercise price of $0.001 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $45.

The fair value of stock options granted and revaluation of non-employee consultant options for the six months ended June 30, 2020 was calculated with the following assumptions:

2020
Risk-free interest rate	0.36 – 1.69%
Expected dividend yield	0%
Volatility factor (weekly)	340.42%
Expected life of option	3 years

For the six months ended June 30, 2020, the Company recorded compensation expense of $5,695 in connection with awarded stock options. The Company did not record any awarded option valuation as compensation expense during the six months ended June 30, 2019. As at June 30, 2020, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2019	341,000	$0.61 - 1.21	$0.96
Granted	96,000	0.001 - 0.31	0.08
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of June 30, 2020	437,000	$0.001 - 1.21	$0.77

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2020:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	2.83	$-	45,000	$0.001	2.83	$-
0.15	45,000	0.15	2.59	-	45,000	0.15	2.59	-
0.31	3,000	0.31	2.20	-	3,000	0.31	2.20	-
0.32	3,000	0.32	2.75	-	3,000	0.32	2.75	-
0.61	45,000	0.61	2.34	-	45,000	0.61	2.34	-
0.73	3,000	0.73	2.25	-	3,000	0.73	2.25	-
0.95	200,000	0.95	2.20	-	200,000	0.95	2.20	-
1.09	3,000	1.09	2.00	-	3,000	1.09	2.00	-
1.10	45,000	1.10	2.08	-	45,000	1.10	2.08	-
1.21	45,000	1.21	1.83	-	45,000	1.21	1.83	-
$0.001-1.21	437,000	$0.77	2.28	$-	437,000	$0.77	2.28	$-

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2020 and December 31, 2019:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2019	-	$-
Granted	96,000	0.08
Forfeited	-	-
Vested	96,000	0.08
Non-vested as of June 30, 2020	-	$-

The weighted-average remaining estimated life for options exercisable at June 30, 2020 is 2.28 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at June 30, 2020 and 2019. The aggregate intrinsic value of options exercised for the six months ended at June 30, 2020 and 2019 was $0 as no options were exercised.

At June 30, 2020 the Company has 1,951,351 options or stock awards available for grant under the 2010 Plan.

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

On June 5, 2020 the Supreme Court of the State of New York, County of Nassau, issued a commencement of Action based on behalf of Power Up Lending Group, Ltd (“Power Up” or the “Claimant”). The claimant request that due to the default of their note requesting a judgment for an amount of not less than $420,750. Among other claims Power Up asserts that the Company willfully failed to maintain the trading status, and manipulated its stock in its efforts to defraud the public and its investors by making false press statements and the like. The Company is denying any wrong-doing. However, the full requested amount has been included in the default calculation of the convertible debt.

NOTE 8 – SUBSEQUENT EVENTS

Stock options and shares granted under the 2010 Stock Plan:

On July 1, 2020, the Company granted 3,000 shares with a fair market value of $0.19/share to three members of the Company Board as compensation for their contribution in the Board and Committee contribution during the previous quarter, for a total of $570.

On July 1, 2020 the Company granted 3,000 three-year options at an exercise price of $0.18/share to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $538.

On August 1, 2020 the Company granted 45,000 three-year options at an exercise price of $0.14/share to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $6,300.

On August 3, 2020, the Company granted a total of 50,000 shares, to three Medical Consultants for their efforts in validating the Company’s science and potential clinical pathways. The shares total fair value at the time of award was $150. The shares are expected to be issued during the month of August, 2020.

The Company’s management has evaluated events occurring after June 30, 2020 through the date the financial statements were issued and did not identify any further subsequent events requiring disclosure.

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

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $3,700,000, we will have sufficient working capital to repay the ten convertible notes and develop our business over the next approximately 15 months. At funding raised that is significantly less than $3,700,000, we can likely repay the ten convertible notes and continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

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

The Company is also pursuing their work with a second drug candidate, BXT-10, a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside sugar molecules. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

The Company plan to file a pre-investigational new drug application for BXT-10 for the treatment of mild to moderate COVID-19 patients. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for BXT-10 or any of our future drug candidates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 4 of the financial statements, the Company has currently ten convertible loans outstanding at a total value of $938,400 maturing between 10/22/2020 and 3/18/2021, in order to finance the Company until we start raising equity. As a result of the ten-day SEC suspension of April 16. 2020, the notes entered into default and the principal owed is currently $1,604,856, including default penalties. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,710,398 as of June 30, 2020. The accumulated deficit as of December 31, 2019 was $2,241,305.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and regulatory submission to the FDA.

The Company is supplementing its disclosure previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and its subsequent quarterly reports on Form 10-Q with the following disclosure: Potential Impact of the COVID-19 Pandemic in December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. COVID-19 may have a future material impact on our results of operation with respect to product development and clinical trials. However, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the COVID-19 situation closely, and we intend to follow health and safety guidelines as they evolve.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020

We are a start-up company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the three months ended June 30, 2020 were $111,909, while for the three months ended June 30, 2019, they were $106,498. The components of G&A expenses are as follows:

-	Payroll and related expenses for the three months ended June 30, 2020 were $48,000, while they were $12,000 for the three months ended June 30, 2019. The difference was due to the hire of an additional manager on May 1, 2020.

-	Costs for legal, accounting and other professional services for the three months ended June 30, 2020 were $20,788, while they were $56,633 for the three months ended June 30, 2019. The decrease was due to reduced use of external corporate counsel.

-	Marketing expense for the three months ended June 30, 2020 were $124, while there were while they were $11,685 for the three months ended June 30, 2019. The decrease was due to reduction of promotional activities in the second quarter of 2020.

-

Stock-based compensation mounted to $9,491 for the three months ended June 30, 2020. The stock-based compensation for the three months ended June 30, 2019 was $0. The increase was due to issuance of shares to a hire to the management team.

-

The remaining miscellaneous G&A expenses totaled $33,507 for the three months ended June 30, 2020, as compared to $26,180 for the three months ended June 30, 2019. The increase was due to attributed to the SEC suspension in April 2020.

Interest Expense and Amortization of Debt Discount and Premium

During the three months ended June 30, 2020, the Company recorded $856,560 of premium accretion to additional paid-in capital, and $76,265 in amortization of debt discount to interest expense. The interest for the convertible notes outstanding amounted to $73,968 and $666,456 was recorded as default fee for the convertible notes. During the three months ended June 30, 2019, the Company recorded $123,276 of premium accretion to additional paid-in capital, and $13,794 in amortization of debt discount to interest expense. The interest for the convertible notes outstanding amounted to $10,002. The increased costs are due to the default of outstanding notes on April 16,2020, as a result of the 10-day trading suspension imposed by the SEC.

Net Loss

The Company generated a net loss for the three months ended June 30, 2020 of $928,598. In comparison, for the three months ended June 30, 2019, the Company generated a net loss of $130,294. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services for documentation that were filed with the SEC, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020

We are a start-up company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the six months ended June 30, 2020 were $377,952, while for the six months ended June 30, 2019, they were $236,123. The components of G&A expenses are as follows:

-	Payroll and related expenses for the six months ended June 30, 2020 were $84,000, as compared to $48,000 for the six months ended June 30, 2019. The difference was due to the hire of an additional manager on May 1, 2020.

-	Costs for legal, accounting and other professional services for the six months ended June 30, 2020 were $43,361, as compared to $97,443 for the six months ended June 30, 2019. The decrease was due to reduced use of external corporate counsel.

-	Sales and marketing expense for the six months ended June 30, 2020 were $9,613, as compared to $28,735 for the six months ended June 30, 2019. The decrease was due to the web-site build-up in the first quarter of 2019.

-	Stock-based compensation mounted to $165,992 for the six months ended June 30, 2020. The stock-based compensation for the six months ended June 30, 2019 was $0. The increase was due to issuance of shares to a hire to the management team and to issuance of shares in lieu of cash to subcontractors.

-

The remaining miscellaneous G&A expenses totaled $74,986 for the six months ended June 30, 2020, as compared to $61,945 for the six months ended June 30, 2019. The increase was due to attendance at JPM Conference in January 2020 and to the SEC suspension in April 2020.

Interest Expense and Amortization of Debt Discount and Premium

During the six months ended June 30, 2020, the Company recorded $961,128 of premium accretion to additional paid-in capital, and $242,987 in amortization of debt discount (including $145,438 in warrant amortization), as compared to, $183,544 of premium accretion and a debt discount amortization of $68,691 (including warrant amortization of $45,361) for the six months ended June 30, 2019. The interest for the convertible notes outstanding amounted to $848,154 (including a pre-pay fee of $91,362 for the early payment of a convertible note and the default penalty of $666,456), as compared to $16,889 for the six months ended June 30, 2019. The increased costs are mainly linked to current quarter costs for legal, accounting and other professional services, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Net Loss

The Company generated a net loss for the six months ended June 30, 2020 of $1,469,093. In comparison, for the six months ended June 30, 2019, the Company generated a net loss of $321,703. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

CASH-FLOWS

Net cash used in operating activities was $212,504 and $213,382 for the six months ended June 30, 2020 and 2019, respectively. The increase was due to attendance at JPM Conference in January 2020 and increased operational activities.

The Company did not engage in any investing activities during the six months ended June 30, 2020 or 2019.

Cash flows from financing activities were $81,052 and $222,250 for the six months ended June 30, 2020 and 2019, respectively. The significant change was due to repayment of an outstanding convertible note on February 20, 2020.

The cash available was $4,246 and $45,279 in the end of the six months ended June 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, our assets consisted of was $4,246 in cash. We had total liabilities of $1,903,943, which were all current liabilities, and which consisted of $299,087 in accounts payable and accrued expenses (of which $183,176 was payable to related parties), and $1,604,856 in the form of ten convertible loans currently in default. As a result of defaulting on the notes, the debt premium as well as the debt discounts are fully amortized. The equivalent numbers at December 31, 2019, were $169,628 in cash and total liabilities of $1,018,915, which were all current liabilities, and which consisted of $167,932 in accounts payable and accrued expenses (of which $96,000 was payable to related parties), and $850,983 (which includes unamortized debt premium of $24,121, and which has been netted with unamortized debt discounts totaling $60,038) in the form of seven convertible loans, maturing between February 25, 2020 and 12/30/2020.

At June 30, 2020, we had total working capital of negative $1,899,697 and an accumulated deficit of $3.710,398. Comparatively, on December 31, 2019, we had total working capital of negative $799,287 and an accumulated deficit of $2,241,305. We believe that we must raise not less than $3,700,000 in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the ten convertible notes.

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

Contractual Obligations

Our contractual obligations include ten convertible notes, for a total of $938,400 and of accrued interest for these notes mounting to $87,950, described under Note 4 to the Financial Statements. As a result of the ten-day SEC suspension of April 16. 2020, the notes entered into default and the principal owed is currently $1,604,856, including default penalties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of June 30, 2020, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On June 5, 2020 the Supreme Court of the State of New York, County of Nassau, issued a commencement of Action based on behalf of Power Up Lending Group, Ltd (“Power Up” or the “Claimant”). The Claimant request that due to the default of their note requesting a judgement for an amount of not less than $420,750. Among other claims, Power Up asserts that the Company willfully failed to maintain the trading status, and manipulated its stock in its efforts to defraud the public and its investors by making false press statements and the like. The Company is denying any wrong-doing.

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

The Company’s management is taking all reasonable steps to get the Company traded on the OTCQB exchange again, in accordance with regulations as outlined by the SEC.

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

Mr. Mike Sheikh, is a US Air Force Academy graduate and pilot. He has a Bachelor’s of Science in Economics and flew KC-135 tankers and worked as a budget officer in the comptroller’s squadron. He worked for Dean Witter and National Securities as a broker and eventually research analyst. After the brokerage industry, he was a business development officer for a variety of specialty finance companies that did factoring and purchase order financing. He is a long-time Biotech Consultant expertise for public or private biotech companies with disruptive technologies. Mr. Sheikh the founder of Falcon Strategic Research, which focuses on small-cap and micro-cap companies that are not covered by traditional analysts on Wall Street. He is also the founder of an Investor Relations Firm. Mr. Sheikh has also been the interim CFO for various public companies and he is a blog commenter and author at Seeking Alpha and Streetwise Reports.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended June 30, 2020 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: August 7, 2020	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer