Form 10-Q
period 2020-09-30
BIOXYTRAN, INC
filed 2020-11-13
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2020
Common Stock, $0.001 par value per share	97,187,673 shares

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

 i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., September 30, 2020

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020, AND DECEMBER 31, 2019

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$633	$169,628
Other receivable	—	50,000
Total current assets	633	219,628

Total assets	$633	$219,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$221,057	$71,932
Accounts payable related party	259,135	96,000

Loan payable	8,115	—
Convertible notes payable, net of premium and discount	1,604,856	850,983
Total current liabilities	2,093,163	1,018,915

Total liabilities	2,093,163	1,018,915

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 97,184,673 issued and outstanding as of September 30, 2020, and 86,475,673 issued and outstanding as of December 31, 2019	97,185	86,476
Additional paid-in capital	1,722,724	1,355,542
Accumulated deficit	(3,912,439)	(2,241,305)
Total stockholders’ equity (deficit)	(2,092,530)	(799,287)

Total liabilities and stockholders’ equity (deficit)	$633	$219,628

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating expenses:
General and administrative	$114,448	$850,319	$492,400	$1,131,803
Total operating expenses	114,448	850,319	492,400	1,131,803

Loss from operations	(114,448)	(850,319)	(492,400)	(1,131,803)

Other (expenses):
Interest expense	(86,593)	(10,002)	(919,677)	(26,891)
Amortization of debt discount, incl issuance of warrants	(1,000)	(13,794)	(259,057)	(37,124)
Total other (expenses)	(87,593)	(23,796)	(1,178,734)	(64,015)

Net loss before provision for income taxes	(202,041)	(874,115)	(1,671,134)	(1,195,818)

Provision for income taxes	—	—	—	—

NET LOSS	$(202,041)	$(874,115)	$(1,671,134)	$(1,195,818)

Loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	97,105,293	85,198,032	92,169,035	85,138,310

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total Stockholders’
	Shares	Amount	Common	Deficit	Equity (Deficit)
December 31, 2018	85,103,673	$85,104	$72,412	$(382,830)	$(225,314)

Issuance of warrants	—	—	45,361	—	45,361
Debt premium on convertible note	—	—	(343,796)	—	(343,796)
Debt premium accretion	—	—	60,268	—	60,268
Net Loss	—	—	—	(191,409)	(191,409)
March 31, 2019	85.103,673	85,104	(165,755)	(574,239)	(654,890)

Debt premium accretion	—	—	123,276	—	123.276
Shares issued for conversion of accrued interest	25,000	25	4,975	—	5,000
Net loss		—	—	(130,294)	(130,294)
June 30, 2019	85,128,673	85,129	(37,504)	(704,533)	(656,908)

Options issued - 2010 Plan	—	—	228,058	—	228,058
Shares issued - 2010 Plan	108,000	108	34,492	—	34,600
Debt premium	—	—	(82,500)	—	(82,500)
Debt premium accretion	—	—	140,225	—	140,225
Shares issued for conversion of accrued interest	50,000	50	9,950	—	10,000
Shares issued for cash	20,000	20	19,980	—	20,000
Net loss	—	—	—	(874,115)	(874,115)
September 30, 2019	85,306,673	$85,307	312,701	$(1,578,648)	$(1,180,640)

			Additional
	Common Stock		Paid in Capital	Accumulated	Total Stockholders’
	Shares	Amount	Common	Deficit	Equity (Deficit)
December 31, 2019	86,475,673	$86,476	$1,355,542	$(2,241,305)	$(799,287)

Issuance of warrants	—	—	145,438	—	145,438
Exercise of warrants	750,000	750	(750)	—	—
Options issued and vested - 2010 Plan	—	—	5,004	—	5,004
Shares issued - 2010 Plan	656,000	656	149,841	—	150,497
Debt premium on convertible note	—	—	(937,007)	—	(937,007)
Debt premium accretion	—	—	104,568	—	104,568
Shares issued for conversion of principal and accrued interest	350,000	350	33,782	—	34,132
Net Loss	—	—	—	(540,495)	(540,495)
March 31, 2020	88,231,673	88,232	856,418	(2,781,800)	(1,837,150)

Options issued and vested - 2010 Plan			691		691
Shares issued - 2010 Plan	8,800,000	8,800	—	—	8,800
Debt premium accretion	—	—	856,560	—	856,560
Net loss	—	—	—	(928,598)	(928,598)
June 30, 2020	97,031,673	97,032	1,713,669	(3,710,398)	(1,899,697)

Options issued and vested - 2010 Plan	—	—	6,838	—	6,838
Shares issued to BoD - 2010 Plan	3,000	3	567	—	570
Shares issued to Consultants - 2010 Plan	150,000	150	1,650	—	1,800
Net Loss	—	—	—	(202,041)	(202,041)
September 30, 2020	97,184,673	$97,185	$1,722,724	$(3,912,439)	$(2,092,530)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,671,133)	$(1,195,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount, incl. issuance of warrants	259,057	37,124
Default fee convertible notes	666,456	—
Stock-based compensation expense	174,200	840,438
Changes in operating assets and liabilities:
Other receivable	50,000	—
Accounts payable and accrued expenses	150,125	83,721
Accounts payable related party	163,135	(10,900)
Net cash used in operating activities	(208,161)	(245,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Loan	8,114	—
Proceeds from sale of common stock	—	20,000
Proceeds from issuance of convertible notes payable	264,000	222,250
Repayment of convertible notes payable	(232,948)	—
Net cash provided by financing activities	39,166	242,250

Net increase (decrease) in cash	(168,995)	(3,185)
Cash, beginning of period	169,628	36,411
Cash, end of period	$633	$33,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$91,362	$—
Income taxes paid	$—	$—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	$145,438	$45,361
Debt discount on convertible note	$—	$(27,042)
Debt premium on convertible note	$(937,007)	$426,296
Accretion of debt premium to additional paid-in capital	$961,128	$(323,769)
Common shares issued for the conversion of principal and accrued interest	$34,132	$15,000

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2019. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2020, the Company had cash of $633 and a negative working capital of $2,092,530. As of September 30, 2020, the Company has not yet generated any revenues, and has incurred cumulative net losses of $3,912,439. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of December 2020, and is pursuing alternative opportunities to funding.

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

NOTE 3 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On September 30, 2020, there was $259,135 in accounts payable to related parties in the form of payroll and accrued expenses. On December 31, 2019 there was $96,000 in accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accounts payable related party (1)	$259,135	$96,000
Professional fees	45,261	42,963
Interest	175,543	14,374
Payroll taxes	—	7,344
Other accounts payable	253	7,251
ASC 480 debt premium	—	24,121
Loan payable (2)	8,115	—
Convertible notes payable	1,604,856	826,862
Total	$2,093,163	$1,018,915

(1)	$108,575 to each the CFO and the CEO for 17 months of salary and $41,985 to the Executive VP for 5 months of salary and advanced expenses for the period ending September 30 2020, while for the period ending December 31, 2019 there was $48,000 to each the CFO and the CEO for 8 months of salary.
(2)	A non-interest loan of $8,115 was given by a potential investor.

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

Additionally, the variable conversion rate component requires that the Auctus Note #2 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #2. As such, the Company recorded a premium of $82,500 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,250,000 shares of ‘if-converted’ common stock with a redemption value of $332,500 due to $0.266 per share fair market value of the Company’s stock on the Auctus Note #2’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. For the nine months ending at September 30, 2020, the Company amortized $4,647 debt discount to operations as interest expense, and accreted $24,121 of premium to additional paid-in capital.

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

The Company also issued five-year warrants with cashless exercise provisions to purchase shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions. For the nine months ending at September 30, 2020, the Company issued 72,000 warrants, resulting in an amortized debt discount of $12,711. There were no warrants issued in the three-month period ending at September 30, 2020.

Default on notes convertible

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT is suspended for the period April 16 through April 29, 2020.

As a result of the SEC ordered suspension the Company defaulted on outstanding Convertible Notes; resulting in an increase of the interest to 21% and the principal to increase to 168% of principal loan amount. The convertible debt increased by $666,456 to $1,604,856 while the interest accrual increased to approximately $28,563/month, amounting to $175,543 at date of September 30, 2020. At the default date, April 16, 2020, remaining debt discount of $76,265 was amortized to interest expense and the remaining debt premium of $856,560 was accredited to additional paid-in capital.

A summary of the outstanding notes at September 30, 2020, are as follows:

Debtor	Date of Issuance	Default Date	Principal Amount	Default Penalty	Default Interest	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Accrued Interest
GS Capital	10/30/2019	4/16/2020	$125,000	$65,808	24%	50,000	5	$2.00	$23,867	$23,158
Power Up #1	10/24/2019	4/16/2020	106,000	114,224	22%	—	—	—	—	26,279
Peak One	10/23/2019	4/16/2020	120,000	36,000	18%	50,000	5	2.00	21,606	12,848
Tangiers	10/23/2019	4/16/2020	106,300	48.261	18%	50,000	5	2.00	21,116	16,830
FirstFire	11/20/2019	4/16/2020	125,000	65,541	24%	50,000	5	2.00	17,979	22,950
Power Up #2	12/30/2019	4/16/2020	54,600	57,185	22%	—	—	—	—	12,544
EMA Financial	01/10/2020	4/16/2020	125,000	127,658	24%	50,000	5	2.00	5,948	29,073
Crown Bridge	02/20/2020	4/16/2020	55,000	28,015	15%	22,000	5	2.00	6,763	6,041
Power Up #3	02/19/2020	4/16/2020	56,600	58,039	22%	—	—	—	—	12,259
Power Up #4	03/18/2020	4/16/2020	64,900	65,725	22%	—	—	—	—	13,651
			$938,400	$666,456		272,000			$97,279	$175,543

Convertible notes payable consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Principal balance	$938,400	$886,900
Default penalty	666,456	—
Unamortized debt discount	—	(60,038)
Unamortized debt premium	—	24,121
Outstanding, net of debt discount and premium	$1,604,856	$850,983

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

Preferred stock

As of September 30, 2020, and December 31, 2019, no preferred shares have been designated or issued.

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

For the nine months ending September 30, 2020, 9,609,000 shares were awarded with an average cost per share of $0.01, under the 2010 Stock Plan for a total value of $161,667. The Company recorded $34,600 in stock-based compensation for 108,000 issued shares in the nine months ended September 30, 2019. For details, see Shares Awarded and Issued under Note 6.

At September 30, 2020, the Company had 97,184,673 shares of common stock issued and outstanding. At December 31, 2019 there were 86,475,673 shares of common stock issued and outstanding.

Common Stock Warrants

During the nine months ending September 30, 2020 the Company awarded 405,334 warrants, valued at $145,438, and 750,000 shares of common stock were issued in a cashless exercise. During the nine months ending September 30, 2019 the Company awarded 208,333 warrants valued at $45,361.

The following table summarizes the Company’s common stock warrant activity for the nine months ended September 30, 2020 and September 30, 2019:

		Weighted Average	Weighted- Average Remaining
	Warrants	Exercise Price	Expected Term
Outstanding as of January 1, 2019	208,333	$0.60	4.6
Granted	208,333	0.60	4.9
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as of September 30, 2019	416,666	$0.60	4.7

Outstanding as of January 1, 2020	616,666	$1.05	4.0
Granted	405,334	0.36	0.9
Exercised	(750,000)	—	—
Forfeited/Canceled	—	—	—
Outstanding as of September 30, 2020	272,000	$2.00	4.2

During the nine months ending September 30, 2020, the Company awarded 144,000 options under the 2010 Stock Plan, with a fair market value of $12,533. The Company recorded a compensation expense of $228,058 for 293,000 options issued during the nine months ended September 30, 2019.

NOTE 6 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of common stock, automatically adjusted on January 1 each year. As of January 1, 2019, there were no outstanding awards under the 2010 Plan. As of January 1, 2020, there were 341,000 outstanding stock options with a fair market value of $257,143 and 1,127,000 shares issued with a fair market value of $864,551 at the time of award.

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

On March 25, 2020, the Company granted 3,000 shares with a fair market value of $0.31/share to three members of the Company Board as compensation for their contribution in the Company’s Board of Directors, for a total of $930.

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

On August 3, 2020, the Company granted a total of 100,000 shares, to two Medical Consultants for their efforts in validating the Company’s science and potential clinical pathways. The shares total fair value at the time of award was $300.

On September 17, 2020, the Company granted a total of 50,000 shares, to a Medical Consultants for his efforts in validating the Company’s science and potential clinical pathways. The shares total fair value at the time of award was $1,500.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2019	1,127,000	$0.27 - 1.49	$0.77
Shares Issued	9,609,000	0.001 – 0.44	0.02
Shares Issued as of September 30, 2020	10,736,000	$0.001 - 1.49	$0.10

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

The fair value of stock options granted and revaluation of non-employee consultant options for the nine months ended September 30, 2020 was calculated with the following assumptions:

2020
Risk-free interest rate	0.36 – 1.69%
Expected dividend yield	0%
Volatility factor (weekly)	340.42%
Expected life of option	3 years

For the nine months ended September 30, 2020, the Company recorded compensation expense of $12,533 in connection with awarded stock options. The Company recorded a compensation expense of $228,058 for 293,000 options issued during the nine months ended September 30, 2019. As at September 30, 2020, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2019	341,000	$0.61 - 1.21	$0.96
Granted	144,000	0.001 - 0.31	0.11
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of September 30, 2020	485,000	$0.001 - 1.21	$0.71

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2020:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	2.58	$—	45,000	$0.001	2.58	$—
0.15	90,000	0.15	2.33	—	90,000	0.15	2.33	—
0.20	3,000	0.20	2.75	—	3,000	0.20	2.75	—
0.31	3,000	0.31	2.25	—	3,000	0.31	2.25	—
0.32	3,000	0.32	2.50	—	3,000	0.32	2.50	—
0.73	3,000	0.73	2.00	—	3,000	0.73	2.00	—
0.61	45,000	0.61	2.08	—	45,000	0.61	2.08	—
0.95	200,000	0.95	1.95	—	200,000	0.95	1.95	—
1.09	3,000	1.09	1.75	—	3,000	1.09	1.75	—
1.10	45,000	1.10	1.83	—	45,000	1.10	1.83	—
1.21	45,000	1.21	1.58	—	45,000	1.21	1.58	—
$0.001-1.21	485,000	$0.71	2.10	$—	485,000	$0.71	2.10	$—

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2020 and December 31, 2019:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2019	—	$—
Granted	144,000	0.11
Forfeited	—	—
Vested	(144,000)	0.11
Non-vested as of September 30, 2020	—	$—

The weighted-average remaining estimated life for options exercisable at September 30, 2020 is 2.10 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at September 30, 2020 and 2019. The aggregate intrinsic value of options exercised for the nine months ended at September 30, 2020 and 2019 was $0 as no options were exercised.

At September 30, 2020 the Company has 1,530,151 options or stock awards available for grant under the 2010 Plan.

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

NOTE 8 – SUBSEQUENT EVENTS

Stock options and shares granted under the 2010 Stock Plan:

On October 1, 2020, the Company granted 3,000 shares with a fair market value of $0.02/share to three members of the Company Board as compensation for their contribution in the Board and Committee contribution during the previous quarter, for a total of $60.

On October 1, 2020 the Company granted 3,000 three-year options at an exercise price of $0.05/share to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $135.

On November 1, 2020 the Company granted 45,000 three-year options at an exercise price of $0.18/share to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $5,792.

The Company’s management has evaluated events occurring after September 30, 2020 through the date the financial statements were issued and did not identify any further subsequent events requiring disclosure.

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

The Company plans to file a pre-investigational new drug application for BXT-10 for the treatment of mild to moderate COVID-19 patients. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for BXT-10 or any of our future drug candidates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 4 of the financial statements, the Company has currently ten convertible loans outstanding at a total value of $938,400 maturing between 10/22/2020 and 3/18/2021, in order to finance the Company until we start raising equity. As a result of the ten-day SEC suspension of April 16. 2020, the notes entered into default and the principal owed is currently $1,604,856, including default penalties. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,912,439 as of September 30, 2020. The accumulated deficit as of December 31, 2019 was $2,241,305.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

We are a start-up company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the three months ended September 30, 2020 were $114,448, while for the three months ended September 30, 2019, they were $850,319. The components of G&A expenses are as follows:

-	Payroll and related expenses for the three months ended September 30, 2020 were $54,000, while there was no payroll recorded for the three months ended September 30, 2019.

-	Costs for legal, accounting and other professional services for the three months ended September 30, 2020 were $18,780, while they were $22,441 for the three months ended September 30, 2019. The decrease was due to reduced use of external corporate counsel.

-	There was no Marketing expense for the three months ended September 30, 2020, while there were $8,989 for the three months ended September 30, 2019. The decrease was due to reduction of promotional activities in the third quarter of 2020.

-	Stock-based compensation mounted to $9,208 for the three months ended September 30, 2020. The stock-based compensation for the three months ended September 30, 2019 was $795,076. The decrease was due to a declining stock value as we have not yet returned to OTC:BB.

-	The remaining miscellaneous G&A expenses totaled $32,460 for the three months ended September 30, 2020, as compared to $23,812 for the three months ended September 30, 2019. The increase was due to the corporate pension plan.

Interest Expense and Amortization of Debt Discount and Premium

During the three months ended September 30, 2020, the Company recorded $1,000 in amortization of debt discount to interest expense. The interest for the convertible notes outstanding amounted to $86,593. During the three months ended September 30, 2019, the Company recorded $140,225 of premium accretion to additional paid-in capital, and $13,794 in amortization of debt discount to interest expense. The interest for the convertible notes outstanding amounted to $10,002. The increased costs are due to the default of outstanding notes on April 16,2020, as a result of the 10-day trading suspension imposed by the SEC.

Net Loss

The Company generated a net loss for the three months ended September 30, 2020 of $202,041. In comparison, for the three months ended September 30, 2019, the Company generated a net loss of $874,115. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services for documentation that were filed with the SEC, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

We are a start-up company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

General and Administrative

General and administrative (G&A) expenses for the nine months ended September 30, 2020 were $492,399, while for the nine months ended September 30, 2019, they were $1,131,803. The components of G&A expenses are as follows:

-	Payroll and related expenses for the nine months ended September 30, 2020 were $138,000, as compared to $48,000 for the nine months ended September 30, 2019. The difference was due to the hire of an additional manager on May 1, 2020.

-	Costs for legal, accounting and other professional services for the nine months ended September 30, 2020 were $37,728, as compared to $125,884 for the nine months ended September 30, 2019. The decrease was due to reduced use of external corporate counsel.

-	Sales and marketing expense for the nine months ended September 30, 2020 were $34,027, as compared to $54,958 for the nine months ended September 30, 2019. The decrease was due to the web-site build-up in 2019.

-	Stock-based compensation mounted to $174,200 for the nine months ended September 30, 2020. The stock-based compensation for the nine months ended September 30, 2019 was $795,076. The decrease was due to a declining stock value as we have not yet returned to OTC:BB.

-	The remaining miscellaneous G&A expenses totaled $107,444 for the nine months ended September 30, 2020, as compared to $107,885 for the nine months ended September 30, 2019.

Interest Expense and Amortization of Debt Discount and Premium

During the nine months ended September 30, 2020, the Company recorded $961,128 of premium accretion to additional paid-in capital, and $259,057 in amortization of debt discount (including $145,438 in warrant amortization), as compared to, $323,769 of premium accretion and a debt discount amortization of $82,485 (including warrant amortization of $45,361) for the nine months ended September 30, 2019. The interest for the convertible notes outstanding amounted to $919,677 (including a pre-pay fee of $91,362 for the early payment of a convertible note and the default penalty of $666,456), as compared to $26,891 for the nine months ended September 30, 2019. The increased costs are mainly linked to current quarter costs for legal, accounting and other professional services, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Net Loss

The Company generated a net loss for the nine months ended September 30, 2020 of $1,671,133. In comparison, for the nine months ended September 30, 2019, the Company generated a net loss of $1,195,818. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

CASH-FLOWS

Net cash used in operating activities was $208,161 and $245,435 for the nine months ended September 30, 2020 and 2019, respectively. The decrease was due to reduced use of professional services.

The Company did not engage in any investing activities during the nine months ended September 30, 2020 or 2019.

Cash flows from financing activities were $39,166 and $242,250 for the nine months ended September 30, 2020 and 2019, respectively. The significant change was due to repayment of an outstanding convertible note on February 20, 2020.

The cash available was $633 and $33,226 in the end of the nine months ended September 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, our assets consisted of was $633 in cash. We had total liabilities of $2,093,163, which were all current liabilities, and which consisted of $480,192 in accounts payable and accrued expenses (of which $259,135 was payable to related parties), a short term no-interest loan of $8,115 and $1,604,856 in the form of ten convertible loans currently in default. As a result of defaulting on the notes, the debt premium as well as the debt discounts are fully amortized. The equivalent numbers at December 31, 2019, were $169,628 in cash and total liabilities of $1,018,915, which were all current liabilities, and which consisted of $167,932 in accounts payable and accrued expenses (of which $96,000 was payable to related parties), and $850,983 (which includes unamortized debt premium of $24,121, and which has been netted with unamortized debt discounts totaling $60,038) in the form of seven convertible loans, maturing between February 25, 2020 and 12/30/2020.

At September 30, 2020, we had total working capital of negative $2,092,530 and an accumulated deficit of $3.912,439. Comparatively, on December 31, 2019, we had total working capital of negative $799,287 and an accumulated deficit of $2,241,305. We believe that we must raise not less than $3,700,000 in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the ten convertible notes.

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

Contractual Obligations

Our contractual obligations include ten convertible notes, for a total of $938,400 and of accrued interest for these notes mounting to $175,543, described under Note 4 to the Financial Statements. As a result of the ten-day SEC suspension of April 16. 2020, the notes entered into default and the principal owed is currently $1,604,856, including default penalties.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that as of September 30, 2020, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended September 30, 2020 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: November 13, 2020	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer