Form 10-K
period 2020-12-31
BIOXYTRAN, INC
filed 2021-04-09
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” and large “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as at the latest practicable date.

Class	Trading Symbol	Name of each exchange on which listed
Common Stock, $0.001 par value per share	BIXT	OTC Expert Market

As at June 30, 2020, the aggregate market value of the registrant’s voting stock held by non-affiliates based upon the per share closing price of $0.18 as reported on the OTC Expert Market and was approximately $2,680,878 (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as at April 6, 2021 was 100,749,873 shares.

i

BIOXYTRAN, INC.

FORM 10-K

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

●

We will require additional financing to implement our business plan which may not be available on favorable terms or at all, and we may have to accept financing terms that would adversely affect our stockholders.

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

●	The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

●	There is no market, and no market may develop, for our common stock, which makes our securities very speculative.

●	You will experience immediate and substantial dilution as a result of our future public offering and may experience additional dilution in the future.

●	Our management will have broad discretion in how we use the net proceeds of our future public offering.

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

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Bioxytran, Inc. (“we”, “us”, or the “Company”) is an early stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen in tissues. If it is not addressed, lack of oxygen in tissues, or hypoxia, results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain resulting from stroke. Our drug development efforts are guided by specialists on co-polymer chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

Our subsidiary, Pharmalectin Inc. (the “Subsidiary”), of which we currently have 85% ownership, is focused on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. The company has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin inhibitor. Our lead drug candidate, named ProLectin, is a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

In the past, ProLectin has been used as a fibrosis drug and a cancer drug. It is currently being repurposed to treat viral infections. We believe that our novel approach in treating viral infections in humans. Our drug development efforts are guided by specialists on carbohydrate chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

We plan to file a pre-investigational new drug application for ProLectin for the treatment of mild to moderate Covid-19 patients. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for ProLectin or any of our future drug candidates.

Company Overview

We are an early stage pharmaceutical company founded on June 9, 2008 as America’s Driving Ranges, Inc., on September 21, 2018, the Company was reorganized into Bioxytran through a reverse merger to focus on the development, manufacturing and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen in tissues. Our initial focus is the treatment of hypoxic conditions in the brain resulting from stroke and through our Subsidiary, Pharmalectin in the treatment of viral diseases, notably Covid-19.

Currently, the Company’s lead pharmaceutical drug candidate is code named BXT-25 and is planned to be an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug and we plan to begin pre-clinical studies and apply to the Food and Drug Administration for approval to use BXT-25 to prevent necrosis, or cell death, by carrying oxygen to human tissue with blood flow to the brain. If we successfully complete Phase I testing with the FDA we plan to explore the use of additional drug candidates using chemical structures that are a sub-class of BXT-25 that share the same physical properties to treat wound healing due to hypoxia, cardiovascular ischemia, anemia, cancer conditions and trauma, subject to FDA approval. However, we will need to raise additional funds in excess of the $10,000,000 in order to expand the use of BXT-25.

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

Stroke

Stroke, also known as cerebrovascular accident (CVA), or brain attack, occurs when poor blood-flow to the brain results in necrosis and cell death. Strokes can be classified into two major categories: ischemic and hemorrhagic. Ischemic strokes are caused by interruption of the blood supply to the brain; hemorrhagic strokes result from the rupture of a blood vessel or an abnormal vascular structure. According to the Center for Disease Control, approximately 87% of all strokes are ischemic strokes. An ischemic stroke may be thrombotic, which occurs when diseased or damaged cerebral arteries become blocked by the formation of a blood clot within the brain, or embolic, which occurs when a clot formed originally somewhere in the body outside the brain - typically in the heart - travels in a cerebral artery. Whether thrombotic or embolic, an ischemic stroke restricts the flow of blood to the brain and results in near-immediate physical and neurological deficits.

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

Hemoglobin and Complex Co-Polymer Science

Oxygen therapeutics describe generally a class of agents that will be administered intravenously to enhance the oxygen delivery capability of blood. These oxygen transporting agents may be perfluorcarbon (PFC) emulsions or modified hemoglobin solutions. Our technology involves the development of hemoglobin-based oxygen carriers. To produce BXT-25, we will take red blood cells (RBCs) from bovine sources, isolate hemoglobin from the RBCs and, by applying our proprietary co-polymer chemistry, stabilize and modify the hemoglobin. Our novel, complex co-polymer molecules can be produced at specific molecular weights and with other pharmaceutical properties for various hypoxic diseases; and in the production of BXT-25.

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

With regard to compatibility with all blood types, we believe that the differences between a BXT-25 molecule and a red blood cell will not be limited to differences in size. Surfaces of red blood cells include different antigens which determine the blood type as A, B, AB or O. We believe that BXT-25 will be found to be compatible with all blood types because it is a single, modified hemoglobin molecule stabilized with a co-polymer which, unlike a red blood cell, has neither antigens nor a Rh factor.

Certain regulatory issues relating to our use of bovine hemoglobin as a raw material

Our products include a raw material commercially available bovine hemoglobin that has been purified, chemically modified and cross-linked for stability. It is sourced from controlled herds of U.S. cattle raised for beef production. Those herds are subject to and meet the requirements of a herd management program that assures the origin, health, feed and quality of the cattle used as a raw material source. Our suppliers will contract to maintain traceable records on animal origin, health, feed and care as part of our effort to assure the use of known, healthy animals in compliance with applicable laws and regulations.

Bovine whole blood will be collected in individual pre-sanitized containers. The containers will be shipped to separation facility. Prior to collection of blood, the animals undergo live inspection. Then, following blood collection, the animal carcass undergoes U.S. Department of Agriculture (USDA) inspection for use as beef for human consumption. If an animal carcass is retained for further inspection for final disposition by the USDA veterinarian, we reject the corresponding container of whole blood. We have validated and tested the processes described below for removal of potential pathogens in our raw material. Potential pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathies that cause rare neurological disorders such as “mad cow disease” and its human equivalent. The validation of a process means that it has been tested and documented and that it performs adequately. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, the nature of tissue used and manufacturing process. We will comply with, and believe we will exceed, all current guidelines regarding such risks for human pharmaceutical products.

There will be four major steps in the manufacture of BXT-25: (1) hemoglobin separation; (2) hemoglobin purification; (3) polymerization/size selection and (4) synthesizing with our co-polymer. More specifically, bovine blood will be collected in an aseptic fashion and processed to first remove plasma and then to remove at high concentration the hemoglobin protein from red blood cells. The hemoglobin will be purified of other red cell proteins by anion exchange chromatography. The purified hemoglobin will be stabilized by the addition of a cross-linking agent to form hemoglobin polymers. There is an additional sizing step to remove the higher hemoglobin molecules. The final step, co-polymer synthesis, will take place on the stabilized hemoglobin. The combination polymers will be filled with a solution suitable for infusion. The product will be run through sterilizing filters into sterile product bags.

Pharmalectin

The Subsidiary was organized on October 5, 2017 as a Delaware corporation under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin. In the Subsidiary, we are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers that meet FDA requirements. Due to an overwhelming amount of research on galectins we do not plan on conducting any further research into new molecules. Instead, we intend to apply our knowledge of galectin science and drug development to create new therapies for the treatment of viruses.

Covid-19

A significant problem related to the Covid-19 pandemic is that an increasing number of Covid-19 patients are developing life-threatening complications, such as Acute Respiratory Distress Symptom (ARDS), shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases.

We are currently working on an end-to-end solution for Covid-19 mild to severe cases and treatment for organ damage caused by the virus or by commonly used treatment methods.

●	ProLectin-M, a chewable polysaccharide tablet for early stage of Covid-19.
●	ProLectin-I, an IV treatment for more severe cases of Covid-19.
●	ProLectin-F, an IV treatment of lung-fibrosis as a result of the use of ventilators used for treatment of Covid-19.
●	ProLectin-A, an IV treatment of ARDS as a result of Covid-19.

Using our issued patents and proprietary technology coupled with the scientific knowledge and expertise of Dr. David Platt, we will develop and manufacture ProLectin-M (oral) for treatment of mild cases and ProLectin-I (intravenous) for treatment of more severe cases of Covid-19. These treatments may also be used for the treatment of other types of viral infections, such as influenza.

A significant problem related to the Covid-19 pandemic is that an increasing number of patients are developing life-threatening complications, such as ARDS, shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. For this purpose, we are developing ProLectin-A that aim to deliver oxygen to damaged organs and at the same time fight infection.

The fourth drug in this series is ProLectin-F is developed to treat patients developing lung fibrosis as a result of the use of ventilator in Covid-19 treatment. An increasing evidence from experimental and clinical studies suggests that mechanical ventilation, which is necessary for life support in patients with acute respiratory distress syndrome, can cause lung fibrosis, which may significantly contribute to morbidity and mortality. According to a review of medical records of 22,350 admissions showed that the cost of treating patients who were put on a ventilator was four times higher than for those treated without a ventilator and also that the death rate of pulmonary fibrosis patients who were put on a hospital ventilator was seven times higher than those treated without a ventilator, according to a review of thousands of medical records.

Strategic Objectives

It is our intention to develop the drug to the point whereby the company would be in a position to license the drug to large pharmaceuticals capable of conducting clinical trials and managing the distribution of the product. The Company does not plan to create a sales and marketing staff to commercialize the pharmaceutical products it produces. The Company would be dependent on third parties such as licensees, collaborators, joint venture partners or independent distributors to market and sell those products.

The FDC Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time-consuming. Our goal is to advance our leading drug candidate, BXT-25, and our Subsidiary’s leading drug candidate, ProLectin, through regulatory submissions for Investigational New Drug (IND) status in the United States, is subject to expensive and time-consuming approval processes.

Management

Our management team and advisors include most notably our CEO and Chairman David Platt, Ph.D., who has played a leading role in the development of complex co-polymer therapeutics for a variety of applications to address a variety of unmet medical needs. Our CFO Ola Soderquist, CPA, CMA is a seasoned financial officer with than 30 years of senior international entrepreneurial management experience within many industries, both in public and private companies. Our VP of Business Development (“VPBD”) Mike Sheikh is a US Air Force Academy graduate and a long-time Biotech Consultant with expertise in public and private biotech companies with disruptive technologies.

Dr. Platt, Mr. Sheikh and Mr. Soderquist are our only employees and each of them is committed on a full-time basis. They currently have a compensation of $6,000 per month.

Business Development

BXT-25

Bioxytran will develop and, through third party contracts, manufacture oxygen therapeutics. Our oxygen therapeutics are a new class of pharmaceuticals that are administered intravenously to transport oxygen to the body’s tissues. Currently there are four drug candidates to treat a stroke. Abciximab from Eli Lilly is a platelet aggregation inhibitor. Clinical trials show little advantage over placebos and could lead to dangerous side effects, including more bleeding in patients. Cerovive from AstraZeneca is a Nitrone-based neuro protectant currently in phase III clinical trials which shows no significant benefit over placebos with respect to changes in neurological impairment as measured by the national institute of health stroke scale. Candesartan, from AstraZeneca, is an angiotensin receptor blocker which was used to control blood pressure. Its efficacy in stroke patients still must be proven. Ancod from Knoll Pharmaceuticals is an anti-coagulant that acts by breaking down the fibrinogen. It increases the risk of hemorrhage similar to those associated with tPA.

Using our issued patents and proprietary technology, we will develop and manufacture BXT-25 and similar drugs for applications including treatment of stroke conditions. Our patent position consists of 3 parts: a patent related to our co-polymer technology issued in 2009 by the United States Patent and Trademark Office expiring in February 2029 (method patent for producing modified pectins consisting of neutral sugar sequences ) and assigned to us outright by David Platt; various methods to stabilize a single hemoglobin molecule that are in the public domain; and proprietary technology that is the subject were issued in 2001 by the United States Patent and Trademark Office expiring in June 2021 (Enhancement of Delivery of Radio imaging and Radioprotective Agents). Dr. Platt did not receive any compensation from the Company in consideration of his assignment of the two patents.

Bioxytran, Inc. is the sole company having a license for an FDA approved technology monitoring NADH (OxySense), the control marker in the body’s conversion of Oxygen to Energy, or the energy generating chain. The technology provides a clinical end-point for measuring oxygen supply to the brain in real-time. OxySense, developed by MDX LifeSciences, Inc., provide us with a rapid, cost-effective and validated development of safe new molecules that address unmet medical needs in disease indications resulting from hypoxia. MDX LifeSciences has assigned a patent (Tissue Metabolic Score for Patient Monitoring) to Bioxytran for clinical monitoring of oxygen delivery through oxygen carriers.

ProLectin

The Subsidiary is focusing on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. The company has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin inhibitor.

Currently, the Subsidiary’s lead drug candidate, named ProLectin, is a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

Pharmalectin Inc. is the only company developing a viable end-to-end solution for Covid-19. We are also the only company using a Galectin Inhibitor to combat the virus, SARS-CoV-2. The technology is built on the life-time work by the founder of the company, David Platt, PhD, who discovered, and named, the Human Galectin-3 protein coded by a single gene, LGALS3, located on chromosome 14, and published in his groundbreaking article Structure-Function Relationship of a Recombinant Human Galactoside-Binding Protein, Biochemistry 1993. Galectin inhibitors block the binding of galectins to carbohydrate structures, present in numerous diseases, reducing their capability to replicate. Dr. Platt has over the years used this knowledge to create a significant number of sustainable therapeutic solutions.

David Platt has filed an initial Provisional Patent (Galactomannans for Treatment of SARS-CoV-2/Covid-19) which has been assigned to Pharmalectin. Two additional provisional patents for use and composition of matter for moderate Covid-19 and long-hauler Covid-19 will be submitted after the first production run of the intravenous (“IV”) drugs.

The Company is capitalizing on 30 years of research in Galectins and recent peer reviewed articles on Galectins and Covid-19. The founder of the Company also has an impressive body of patents in this field which gives him an advantage with respect to filing new patents based on his prior art. We will rely on a combination of patent applications, patent, trade secrets, proprietary know-how and trademarks to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Because the drug can be taken by mouth, treatment can be started early for a potentially three-fold benefit:

●	inhibit patients’ progress to severe disease
●	shorten the infectious phase to ease the emotional and socioeconomic toll of prolonged patient isolation, and
●	rapidly silence local outbreaks

A Proof of Concept trial approved by the IRB at Mazumdar Shaw Medical Center, Narayana Health in Bangalore, India was finalized in October 2020. The results of the trial are described in our peer-reviewed article Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial, published in Journal of Vaccines & Vaccination on December 30, 2020 after pre-print in medRxiv on December 9, 2020.

The study will continue by the filing an Emergency IND with the FDA and with CDSCO, the equivalent agency in India. An initial pre-IND was submitted to the FDA in December 2020. In parallel the Subsidiary is filing an additional IND with CDSCO for an IV treatment of SARS-CoV-2 in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I) and of treatment of lung-fibrosis as a result of use of ventilator in treatment of Covid-19 (ProLectin-F), respectively.

FDA Approval Process

In the United States, pharmaceutical products, including biologics like BXT-25 and ProLectin, are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the United States. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.

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

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of therapeutic products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

BXT-25

Currently, Bioxytran’s lead pharmaceutical drug candidate, code-name BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug and we plan to begin pre-clinical studies and apply to the Food and Drug Administration for approval to use BXT-25 to prevent necrosis, or cell death, by carrying oxygen to human tissue when blood flow to the brain.

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

For the production of BXT-25, we intend to utilize third party manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of BXT-25 for animal toxicity and pre-clinical trials for animals. We have not conducted any clinical trials on animals or humans to confirm the efficacy of, or filed any applications with the FDA with respect to, BXT-25. We are in the process of developing BXT-25 for pre-clinical studies for human use, in order to conduct clinical trials and to file applications with the FDA as applicable. We expect to file an IND application with the FDA in 2021, provided we obtain adequate funding.

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

ProLectin

Currently, the Subsidiary’s lead pharmaceutical drug candidate is code named ProLectin. ProLectin is a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

There is an unmet medical need in Covid-19 to find a therapeutic that reduces the mortality of the disease. There are no FDA approved treatments for Covid-19 only repurposed therapeutics. If given early enough in the disease we believe that ProLectin will block viral entry and act as an antiviral by eliminating the virus from the blood stream after a couple of treatments. At a later stage in the disease pathology, ProLectin could restore adaptive immune function to help eradicate the virus from the body. In severe Covid-19 patients the drug could reduce the trafficking of macrophages responsible for the cytokine storm and restore immune homeostasis.

The cytokine storm is a severe immune reaction in which the body overproduces too many pro-inflammatory cytokines into the blood leading to a surge of more immune cells to the site of infection. This translates into an inflammatory cycle that is not easily brought back to homeostasis. Cytokines play an important role in normal immune responses, but having a large amount of them released in the body all at once can be harmful. A cytokine storm can occur as a result of an infection, autoimmune condition, or other disease. It may also occur after treatment with some types of immunotherapy. Signs and symptoms include high fever, inflammation (redness and swelling), and severe fatigue and nausea. Sometimes, a cytokine storm may be severe or life threatening and lead to acute respiratory distress syndrome (ARDS), and multiple organ failure.

For the production of ProLectin, we intend to utilize third party manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of ProLectin for animal toxicity, pre-clinical trials for animals, and human trials. We have not conducted any clinical trials on animals or humans to confirm the efficacy of any applications with the FDA with respect to ProLectin. We are in the process of developing ProLectin for pre-clinical studies for human use, in order to conduct clinical trials and to file applications with the FDA as applicable. We expect to file an IND application with the FDA in early 2021, provided we obtain adequate funding.

This product is being developed as a treatment for mild to moderate Covid-19 patients.

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

A core part of our strategy relies upon creating safe and efficacious drug formulations that can be administered as standalone therapies or in combination with existing medications. We believe we utilize a novel approach that is expected to create drug formulations that can be combined with existing therapies and potentially deliver valuable products in areas at high unmet medical needs.

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

We believe that our drug development leadership team provides us with a significant competitive advantage in designing highly efficient clinical programs to deliver valuable products in areas at high unmet medical needs.

Project Costs BXT-25

If the Company is successful in raising $12 million, approximately $3.15 million of proceeds will be used for preparation for scale up and manufacturing (Good Laboratory Practice (GLP) Good Manufacturing Practices (GMP)), approximately $1.5 million will be used for toxicity testing in animals for Investigational New Drug application (IND), approximately $3.5 million for Phase I (safety) and Phase II (proof of concept) clinical trials. We expect that obtaining a CE from the European Directorate for the Quality of Medicines will require an additional $0.5 million in funds. Approximately $1.7 million will be required to buy out the convertible notes and G&A is expected to be $1.65 million.

Capital Raised in thousands USD	$3,700	$6,500	$9,000	$12,000
Convertible Notes	1,700	1,700	1,700	1,700
Development & Manufacturing	500	1,150	3,150	3,150
Pre-Clinical	1,000	1,500	1,500	1,500
Clinical	-	1,000	1,000	4,000
G&A	500	1,150	1,650	1,650
End Point	IND	Phase I	GMP	Phase II

We believe we will be required to raise the full $12,000,000 in order to complete the GMP Manufacturing, Pre-clinical and submit an IND and Phase I/III testing with the FDA for BXT-25.

Project Costs ProLectin

Pharmalectin is a single purpose entity aiming to develop a pharmaceutical cure for Covid-19 and bring the drug through FDA acceptance and thereafter out-license out the product.

The total cost of the project is estimated to $15,000,000. Approximately $2.6 million of proceeds will be used for preparation for scale up and manufacturing (Good Laboratory Practice (GLP) Good Manufacturing Practices (GMP)), approximately $1.1 million will be used for toxicity testing in animals, submission of Investigational New Drug application (IND) $0.8 million, approximately $8.0 million for Phase I (safety) and Phase II (proof of concept) clinical trials and approximately $2.5 million for General and Administrative and general working capital purposes.

We intend to develop ProLectin-Rx, to build a management team, general corporate purposes and working capital. If the Company is successful in raising an additional $10,000,000, we believe we can fully support the development as outlined in the above, if we are less successful we intend to develop the projects from left to right, as set forth in the table below. Pharmalectin Partners, LLC, an investment fund, has committed to cover the initial $5,000,000 of R&D.

	ProLecin-M	ProLecin-I	ProLecin-F	ProLecin-A	ProLecin-RX
Estimated Project Cost in thousands USD	$3,250	$3,750	$4,950	$3,050	$15,000
Development & GLP (GMP) Manufacturing	400	700	700	800	2,600
Pre-Clinical	100	200	200	600	1,100
IND Submission	200	200	200	200	800
Clinical Trials	2,000	2,000	3,000	1,000	8,000
G&A	550	650	850	450	2,500
End Point	Phase III	Phase III	Phase III	Phase I	Total

We believe we will be required to raise the full $10,000,000 in order to complete the GLP Manufacturing, Pre-clinical and submit an IND with the FDA for ProLectin-M, -I and -F, as well as a proof of concept for ProLectin-A. An additional $5-10,000,000 raise will be required in order to complete the IND, GMP Manufacturing and Phase II/III testing with the FDA of the ProLectin-A.

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

Presently, the standard therapy for reversing hypoxia is blood infusion, RBCs or hyperbaric oxygen. Hyperbaric medicine or hyperbaric oxygen therapy (HBOT) is a medical term for using oxygen at a level higher than atmospheric pressure. The HBOT treatment can only be done at a medical facility and each session can cost from $1,000 to more than $3,000. For decades, oxygen carriers have been developed for perfusion and oxygenation of ischemic tissue; none have yet succeeded in becoming a proven oxygen therapeutics for stroke and wound healing. These products were either blood-derived elements, synthetic perfluorocarbons, or red blood cell modifiers. According to the Fact Sheet No. 279 published June 7, 2014 by the World Health Organization, there is a global shortage of transfusion suitable blood of 110 million units, and the need for blood is rising 6- 7% annually. We will design BXT-25 and any new drug candidates to enhance HBOT treatment and reduce the demand on blood transfusions, subject to testing as required by the FDA.

Covid-19

A significant problem relating to the Covid-19 pandemic is that an increasing number of Covid-19 patients are developing life-threatening complications, such as ARDS, shock (i.e. a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases.

There is an unmet medical need in Covid-19 to find a therapeutic that reduces the mortality of the disease. There are no FDA approved treatments for Covid-19 only repurposed therapeutics. If given early enough in the disease we believe that ProLectin will block viral entry and act as an antiviral by eliminating the virus from the blood stream after a couple of treatments. At a later stage in the disease pathology, ProLectin could restore adaptive immune function to help eradicate the virus from the body. In severe Covid-19 patients the drug could reduce the trafficking of macrophages responsible for the cytokine storm and restore immune homeostasis.

Key Strengths

We believe that our key differentiating elements include:

●

Focus on novel therapeutic opportunities provided by co-polymer: We are focused on development of co-polymer compounds to stabilize the modified hemoglobin molecule. The Co-polymer method of chemical stabilization has not received as much scientific attention as nucleic acids and proteins, but the Company believes that it is a viable alternative to these other materials.

Notable advantages compared with other drugs are:

-      No refrigeration or special storage

-      Low manufacturing cost

-      Non, or low toxicity

-      No major adverse effects

-      Can enhance other drugs by reducing toxicity and increasing precision

-      High scalability, ample availability of material and quick set-up

-      High effectiveness

-      Almost instant results, from minutes to a few days depending on indication

-      First in line treatment

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

●

Our EVP of Business Development (EVBD) Mike Sheikh, is a US Air Force Academy graduate and pilot. He has a Bachelor’s of Science in Economics and flew KC-135 tankers and worked as a budget officer in the comptroller’s squadron. He worked for Dean Witter and National Securities as a broker and eventually research analyst. After the brokerage industry, he was a business development officer for a variety of specialty finance companies that did factoring and purchase order financing. He is a long-time Biotech Consultant expert for public or private biotech companies with disruptive technologies. Mr. Sheikh the founder of Falcon Strategic Research, which focuses on small-cap and micro-cap companies that are not covered by traditional analysts on Wall Street. He is also the founder of an Investor Relations Firm.

●

We have assembled a scientific and medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs. Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the ischemia or hypoxia fields.

●

Products are differentiated and address significant unmet needs: Our lead product candidates, BXT-25, ProLectin, and any additional products will be designed to address significant unmet medical needs. Oxygen therapy management, including stroke, other hypoxia management and treatment of diseases and medical conditions associate with hypoxia, remain a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current oxygen therapy related therapies and the growing population of individuals adversely affected by ischemia, unhealed wounds, or traumatic brain injury.

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

Corporate Information

We are an early stage pharmaceutical company founded on June 9, 2008 as America’s Driving Ranges, Inc., on September 21, 2018, the Company was reorganized into Bioxytran through a reverse merger to focus on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues. Our initial focus is the treatment of hypoxic conditions in the brain resulting from stroke and through our Subsidiary, Pharmalectin in the treatment of viral diseases, notably Covid-19.

Smaller Company Reporting Status

The Company meets the smaller reporting company requirements. The Company will report its results in this Annual Report on Form 10-K in accordance with the smaller reporting company requirements and in its reports filed with the SEC.

Item 1A. Risks Factors.

The company is a smaller reporting company and is not required to provide this information.

Item 1B. Unresolved Staff Comments.

The Company presently does not have unresolved staff comments.

Item 2. Properties.

We do not currently own any real property. We lease access to shared office space at 233 Needham Street, Suite 300, Newton, MA 02464 on a month-to-month basis for $163 per month. We believe this facility is adequate for our current needs.

Item 3. Legal Proceedings.

On June 5, 2020 the Supreme Court of the State of New York, County of Nassau, issued a commencement of Action based on behalf of Power Up Lending Group, Ltd (“Power Up” or the “Claimant”). The Claimant request that due to the default of their note requesting a judgment for an amount of not less than $420,750. Among other claims Power Up asserts that the Company wilfully failed to maintain the trading status, and manipulated its stock in its efforts to defraud the public and its investors by making false press statements and the like. The Company is denying any wrong-doing. However, the full requested amount has been included in the default calculation of the convertible debt.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol “BIXT” on the OTC Expert Market operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid prices for our common stock for the each of the periods indicated as reported by the OTC Expert Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2020	$0.29	$0.03
December 31, 2020	$0.21	$0.00
June 30, 2020	$0.31	$0.00
March 31, 2020	$0.85	$0.14

Quarter Ended	High	Low
December 31, 2019	$0.82	$0.24
December 31, 2019	$1.30	$0.65
June 30, 2019	$1.75	$0.31
March 31, 2019	$0.55	$0.20

On April 6, 2021, the last reported sale price of our common stock as reported on the OTC Expert Market was $0.18 per share.

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

Holders of Common Stock

As at the date of this Annual Report on Form 10-K, we have approximately 351 holders of record and at least 654 holders in street names, totaling an estimated 1,005 holders of common stock, with others holding shares in street name.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K represent our views as at the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as at any date subsequent to the date of this Annual Report on Form 10-K.

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

Our Subsidiary is pursuing their work with a candidate named, ProLectin, a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

The Company plans to file a pre-investigational new drug application for ProLectin for the treatment of mild to moderate Covid-19 patients. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for ProLectin or any of our future drug candidates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 7 of the financial statements, the Company has currently ten convertible loans outstanding at a total face value of $938,400. As a result of the ten-day SEC suspension of April 16. 2020, the notes entered into default and the principal owed is currently $1,612,356, including default penalties. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,721,923 as at December 31, 2020. The accumulated deficit as at December 31, 2019 was $2,241,305.

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

Operating Expenses

Research and Development (R&D) expenses for the year ended December 31, 2020 were $544,519, while there were no such expenses in 2019.

General and administrative (G&A) expenses for the year ended December 31, 2020 were $724,182, while for the year ended December 31, 2019, they were $1,631,467. The components of G&A expenses are as follows:

●

Payroll and related expenses for the year ended December 31, 2020 were $192,000, as compared to $144,000 for the year ended December 31, 2019. The difference was due to the hire of Mike Sheik on May 1, 2020.

●

Costs for legal, accounting and other professional services for the year ended December 31, 2020 were $102,232, as compared to $154,403 for the year ended December 31, 2019. The decrease was due to reduced use of external corporate counsel.

●	Sales and marketing expense for the year ended December 31, 2020 were $34,027, as compared to $55,289 for the year ended December 31, 2019. The decrease was due to the web-site build-up in 2019.

●

Stock-based compensation mounted to $247,867 for the year ended December 31, 2020. The stock-based compensation for the year ended December 31, 2019 was $1,124,194. The decrease was due to a declining stock value as we have not yet returned to OTCQB after the temporary suspension that occurred in the 2nd quarter of 2020.

●	The remaining miscellaneous G&A expenses totaled $148,056 for the year ended December 31, 2020, as compared to $153,581 for the year ended December 31, 2019.

Interest Expense and Amortization of Debt Discount and Premium

During the year ended December 31, 2020, the Company recorded $961,128 of premium accretion to additional paid-in capital, and $259,057 in amortization of debt discount (including $145,438 in warrant amortization), as compared to, $402,175 of premium accretion and a debt discount amortization of $185,163 (including warrant amortization of $129,929) for the year ended December 31, 2019. The interest for the convertible notes outstanding amounted to $1,014,769 (including a pre-pay fee of $91,362 for the early payment of a convertible note and the default penalty of $673,956), as compared to $41,486 for the year ended December 31, 2019. The increased costs are mainly linked to current quarter costs for legal, accounting and other professional services, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Net Loss

The Company generated a net loss for the year ended December 31, 2020 of $2,542,527. In comparison, for the year ended December 31, 2019, the Company generated a net loss of $1,858,475. The increased loss is mainly linked to current quarter costs for legal, accounting and other professional services, as well as the amortization of debt discounts applied to warrants issued in connection with convertible debt and the related loan fees.

Cash-Flows

Net cash used in operating activities was $1,108,992 and $431,033 for the year ended December 31, 2020 and 2019, respectively. The increase was due to Research and Development starting in the 4th quarter of 2020.

As at December 31, 2020 the company is in the process of filing a patent, $10,000 have been spent in legal fees. The Company did not engage in any investing activities during the year ended December 31, 2019.

Cash flows from financing activities were $981,052 and $564,250 for the years ended December 31, 2020 and 2019, respectively. The significant change was a $950,000 investment by our JV partner in the Company’s subsidiary, Pharmalectin, in the 4th quarter of 2020.

Available cash was $41,688 and $169,628 at December 31, 2020 and December 31, 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2020, our assets consisted of was $41,688 in cash, $274,715 in pre-paid expenses and $10,000 in intangible assets in form of capitalized patent expenses. We had total liabilities of $2,267,659, which were all current liabilities, and which consisted of $655,303 in accounts payable and accrued expenses (of which $307,176 was payable to related parties), and $1,612,356 in the form of ten convertible loans currently in default. As a result of defaulting on the notes, the debt premium as well as the debt discounts are fully amortized. The equivalent numbers at December 31, 2019 were $169,628 in cash and total liabilities of $1,018,915, which were all current liabilities, and which consisted of $167,932 in accounts payable and accrued expenses (of which $96,000 was payable to related parties), and $850,983 (which includes unamortized debt premium of $24,121, and which has been netted with unamortized debt discounts totaling $60,038) in the form of ten convertible loans, currently defaulted.

At December 31, 2020, we had total working capital of negative $1,951,256 and an accumulated deficit of $4,721,923. Comparatively, on December 31, 2019, we had total working capital of negative $799,287 and an accumulated deficit of $2,241,305. We believe that we must raise not less than $3,700,000 in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the ten convertible notes.

Future Financing

We have a commitment from our JV partner to invest a total of $5 million in the company’s subsidiary, at December 31, 2020 $950,000 has been released. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Contractual obligations

Our contractual obligations include ten convertible notes, with a face value of $938,400 and of accrued interest for these notes mounting to $175,543, described under Note 7 to the Financial Statements. As a result of the ten-day SEC suspension of April 16, 2020, the notes entered into default and the principal owed is currently $1,612,356, including default penalties.

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

The Company applies ASC 718 for options, common stock and other equity-based grants to its employees and directors. ASC 718 requires measurement of all employee equity-based payment awards using a grant date fair-value method and recording of such expense in the consolidated financial statements over the requisite service period. The fair value concepts have not changed significantly in ASC 718; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using both the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period for each separately vesting portion of the grant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at December 31, 2020, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our previous filings, there are material weaknesses in the Company’s internal control over financial reporting due to the fact that the Company does not have an adequate process established to ensure appropriate levels of review of accounting and financial reporting matters, which resulted in our closing process not identifying all required adjustments and disclosures in a timely fashion. The Company’s CEO/CFO has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

Although the Company has hired a consultant to assist with SEC reporting and accounting matters, we expect that the Company will need to hire accounting personnel with the requisite knowledge to improve the levels of review of accounting and financial reporting matters. The Company may experience delays in doing so and any such additional employees would require time and training to learn the Company’s business and operating processes and procedures. For the near-term future, until such personnel are in place, this will continue to constitute a material weakness in the Company’s internal control over financial reporting that could result in material misstatements in the Company’s financial statements not being prevented or detected.

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2020 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 B. Other Information

On December 17, 2020 the Company appointed Brunson Chandler & Jones, PLLC of Salt Lake City, Utah, as its Corporate Legal Counsel.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors, executive officers and key employees are as follows:

Name	Age as at December 31, 2020	Position
David Platt, Ph.D.	67	Chief Executive Officer, Chairman and Director
Ola Soderquist, MBA, CPA, CMA	59	Chief Financial Officer, Treasurer, Secretary
Mike Sheikh, BS	51	VP Business Development
Dale H. Conaway, D.V.M.	66	Director
Alan M. Hoberman. Ph.D.	67	Director
Henry J. Esber, Ph.D.	82	Director
Anders Utter, MBA	53	Director

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

Mike Sheikh, BS, is a US Air Force Academy graduate and pilot. He has a Bachelor’s of Science in Economics and flew KC-135 tankers and worked as a budget officer in the comptroller’s squadron. He has prior experience as a broker and research analyst. After the brokerage industry, he was a business development officer for a variety of specialty finance companies. He is a long-time Biotech Consultant expert for public or private biotech companies with disruptive technologies. Mr. Sheikh the founder of Falcon Strategic Research, which focuses on companies that are not covered by traditional analysts on Wall Street. He is also the founder of an Investor Relations Firm.

Dale H. Conaway, D.V.M., is a Director of the Company. Dr Conaway is a Veterinary Medical Officer in Federal Research. From 2001 to 2006, Dr. Conaway was the Deputy Regional Director (Southern Region). From 2010 to September 15, 2016, Dr. Conaway served as a member of the board of directors of Boston Therapeutics, Inc.. From 1998 to 2001, Dr. Conaway served as Manager of the Equine Drug Testing and Animal Disease Surveillance Laboratories for the Michigan Department of Agriculture. From 1994 to 1998, he was Regulatory Affairs Manager for the Michigan Department of Public Health Vaccine Production Division. Dr. Conaway received a D.V.M. degree from Tuskegee Institute and an M.S. degree in pathology from the College of Veterinary Medicine at Michigan State University. Our board of directors believes that Dr. Conway’s expertise and experience as a director in a public biotech company, his perspective, depth and background in testing and the development of biologic compounds, and his leadership in management provide him with the qualifications and skills to serve on our board of directors.

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

Henry J. Esber, Ph.D., a Director of the Company, has been a Principal in Esber D&D consulting since 2005. From 2003 to 2005, Dr. Esber was a Senior Consultant, Business Development at Charles River Labs, Discovery and Development Services. From 2010 to September 11, 2016, Dr. Esber served as a member of the board of directors of Boston Therapeutics, Inc. Dr. Esber has more than 35 years of experience in the areas at oncology/tumor immunology and immunotherapy as well as strong knowledge in the field of toxicology and regulatory affairs. Dr. Esber received a B.S. degree in biology/pre-med from the College of William and Mary, an M.S. degree in public health and parasitology from the University of North Carolina, and a Ph.D. in immunology/microbiology from West Virginia University Medical Center. Our board of directors believes that Dr. Esber’s expertise and experience as a director in a public biotech company, his perspective, depth and background in immunology and immunotherapy and toxicology, and his leadership in business development provide him with the qualifications and skills to serve on our board of directors.

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

Name	Age as at December 31, 2020	Position	Term as Officer/Director
David Platt, Ph.D.	67	Chief Executive Officer, Chairman and Director	September 2018 to Present
Mike Sheikh, BS	51	VP Business Development	May 2020 to Present
Ola Soderquist, MBA, CPA, CMA	59	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present

Biographical information with respect to Mr. Platt and Mr. Soderquist is set forth above.

Scientific Advisory Board

We are establishing a scientific advisory board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas at medicine including diabetes and other diseases. We believe the advice of our scientific advisors is important to the research, development and clinical testing of our products. Our scientific advisory board is comprised of the following individuals.

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

Board of Directors Independence

Board of Directors Independence. Our Board of Directors consists of six members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Four of the members of the Board of Directors, Dale H. Conaway, D.V.M., Alan Hoberman, Anders Utter and Henry Esber are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

Our Board of Directors has established an Audit Committee and appointed three members to the Committee; Anders Utter, as Chairman, Alan Hoberman and Dale Conaway.

Nominating and Governance Committee

Our Board of Directors has established a Nominating and Governance Committee and appointed three members to the Committee; Alan Hoberman, as Chairman, Dale Conaway and Anders Utter.

Compensation Committee

Our Board of Directors has established a Compensation Committee and appointed three members to the Committee; Dale Conaway, as Chairman, Alan Hoberman and Anders Utter to our compensation committee.

Compensation Committee Interlocks and Insider Participation

All members of the committee are non-employee Directors of the Company. None of our Executive Officers serves on the Compensation Committee or in the Board of Directors of any other company of which any members of our Compensation Committee or any of our Directors is an Executive Officer.

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2020 (the “Audited Financial Statements”).

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•

The Audit Committee discussed with Pinnacle Accountancy Group of Utah (“Pinnacle”), the Company’s independent registered public accounting firm for fiscal 2020, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T:

•

The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

•

Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

	Audit Committee:	Anders Utter (Chairman)

Indemnification Agreements

Our By-laws provide for the indemnification of directors and officers. See “Indemnification of Directors and Officers.” As at October 1, 2018, Dr. Platt, Mr. Soderquist and Mr. Sheikh (May 1, 2020) each receive a monthly compensation of $6,000 with a 25% pension coverage, while our non-employee Directors will be compensated with 10,000 shares per board and/or committee meeting as at November 13, 2020.

Director Independence

Four of the members of the Board of Directors are “independent” as defined under the rules of the as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we confirm that, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership filed by all Officers and Directors and by Offer Binder, 10% shareholder, that no other reports were required, during the fiscal year ended December 31, 2020 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total Compensation
David Platt, Chairman of the Board,	2019	$72,000	$—	$—	$72,000
Chief Executive Officer and President	2020	$72,000	$—	$—	$72,000

Ola Soderquist, Chief Financial Officer	2019	$72,000	$—	$—	$72,000
	2020	$72,000	$—	$—	$72,000

Mike Sheikh, VP Business Development	2019	$—	$—	$—	$—
	2020	$48,000	$—	$8,800	$56,800

Grants of Plan-Based Awards

Mike Sheikh, VPBD was awarded 8,800,000 shares when joining the company on May 1, 2020. There were no other equity or non-equity awards granted to any of our Executive Officers from the Company’s inception through December 31, 2020.

Outstanding Equity Awards at December 31, 2020; Option exercises and vested

There were no outstanding options or equity awards held by the Company’s Executive Officers at December 31, 2020.

Director Compensation

All compensation paid to our employee directors is set forth in the table summarizing executive officer compensation above. Our non-employee directors currently are entitled to receive 10,000 shares of our common stock for each board and/or committee meeting that they attend per quarter in arrears. There were 75,000 shares, at a fair market value of $14,457, issued as compensation to the board in 2020. There were 27,000 shares, at a fair market value of $21,668, issued in 2019. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

Employment Contracts

Our executive officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements. Except for a commitment to pay David Platt, Mike Sheikh and Ola Soderquist $6,000 in monthly compensation with a 25% retirement coverage the employment agreements do not provide for the payment of any compensation to our executive officers but provide for the payment of $100,000 (subject to upward adjustment in certain circumstances) in severance upon termination of employment without cause and make no provisions for any payment upon a change of control. There are no arrangements or plans in which we provide pension, retirement or similar benefits for any of executive officers or directors. Our executive officers and directors may receive stock options at the discretion of our board of directors in the future. We do not have any bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to any of our executive officers or directors, except that stock options may be granted at the discretion of our board of directors from time to time.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table includes the information as of the end of 2020 for our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	533,000	$0.71	3,189,296
Equity compensation plans not approved by security holders	—	$—	—
Total	533,000		3,189,296

(1)

Consists of our 2010 Employee, Director and Consultant Stock Plan (the “2010 Plan”). See Note 9: “Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K. The Company’s stockholders approved the 2010 Plan by written consent on January 19, 2010.

The following table sets forth certain information as at March 26, 2021 with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each director; (iii) each of our executive officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an executive officer; and (iv) the executive officers and directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of common stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 100,749,873 shares of common stock outstanding as at March 26, 2021. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)

David Platt (2)	43,666,374	43.4%
whereof 411,300 indirect

Offer Binder	8,919,169	8.9%
12 Azoar 6233906 Tel Aviv Israel

Ola Soderquist (2)	20,363,100	20.2%

Mike Sheikh (2)	9,427,800	9.4%
whereof 400,000 indirect

Dale H. Conaway (2)	260,800	0.3%

Alan M. Hoberman (2)	334,100	0.3%

Henry J. Esber (2)	3,000	0.0%

Anders Utter (2)	279,900	0.3%

All Officers and Directors as a Group (7 persons)	74,335,074	73.9%

(1)	The percentage shown in the table is based on 100,749,873 shares of Common Stock outstanding on March 26, 2021
(2)	The business address for these individuals is 233 Needham Street, Suite 300, Newton, MA 02464.

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

As at December 31, 2020, the Company have accrued a total amount of $120,000 each for David Platt and Ola Soderquist and $67,176 for Mike Sheikh in salary and advanced expenses.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah for the fiscal year ended December 31, 2020 and 2019.

Fee Category	2020	2019

Audit Fees	$14,000	$13,000

Audit Related Fees	$—	$—

Tax Fees	$—	$1.800

All other Fees	$—	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2020 and 2019.

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

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.14	Form of Warrant of dated October 24, 2018

10.15	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.16	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.17	Form of $250,000 Senior Secured Promissory Note, dated February 25, 2019, of U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.18	Form of Security Agreement dated February 25, 2019, between U.S. Rare Earth Minerals, Inc., and Auctus Fund, LLC, dated February 25, 2019.

10.19	Form of Warrant of dated February 25, 2019

10.20	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.21	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

Exhibit Number	Description

10.22	License Agreement between Bioxytran, Inc. and MDX Lifesciences, Inc. dated April 4, 2019.

10.23	Investor Relations Agreement between Bioxytran, Inc. and Resources Unlimited NW LLC. dated April 22, 2019.

10.25	Form of Advisory Board Agreement between Bioxytran, Inc. and Steven Aust dated June 11, 2019.

10.26	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Barkman effective July 15, 2019.

10.27	Form of Advisory Board Agreement between Bioxytran, Inc. and Cynthia Tsai effective July 16, 2019.

10.28	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Jensen Dated September 13, 2019.

10.29	Form of Advisory Board Agreement between Bioxytran, Inc. and Patrick Huddie dated September 13, 2019.

10.28	Securities Purchase Agreement between Peak One Opportunity Fund, L.P. and Bioxytran, Inc., dated October 22, 2019.

10.29	8% Convertible Debenture of Bioxytran, Inc. to Peak One Opportunity Fund, L.P. in the Principal Amount of $120,000 dated October 22, 2019

10.30	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.31	8% Convertible Note of Bioxytran, Inc. to Tangiers Global, LLC in the Principal Amount of $106,300 dated October 23, 2019

10.32	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.33	Securities Purchase Agreement between PowerUp Lending Group Ltd. and Bioxytran, Inc., dated October 21, 2019.

10.34	8% Convertible Note of Bioxytran, Inc. to PowerUp Lending Group Ltd. in the Principal Amount of $106,000 dated October 21, 2019

10.35	Form of Securities Purchase Agreement between GS Capital Partners, LLC and Bioxytran, Inc., dated No ember 7, 2019.

10.36	Form of 4% Convertible Note of Bioxytran, Inc. to GS Capital Partners, LLC. in the Principal Amount of $125,000 dated November 7, 2019

10.37	Form of Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.38	Form of Letter Agreement between FON Consulting, LLC and Bioxytran, Inc. dated November 11, 2019.

10.39	Securities Purchase Agreement between FirstFire Global Opportunities Fund, LLC and Bioxytran, Inc., dated November 20, 2019.

10.40	4% Convertible Note of Bioxytran, Inc. to FirstFire Global Opportunities Fund, LLC. in the Principal Amount of $125,000 dated November 20, 2019

10.41	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.42	Securities Purchase Agreement between Power Up Lending Group and Bioxytran, Inc., dated December 30, 2019.

10.43	8% Convertible Note of Bioxytran, Inc. to Power Up Lending Group in the Principal Amount of $54,600 dated December 30, 2019

10.44	Securities Purchase Agreement between EMA Financial LLC and Bioxytran, Inc., dated January 10, 2020.

10.45	4% Convertible Note of Bioxytran, Inc. to EMA Financial LLC. in the Principal Amount of $125,000 dated January 10, 2020.

Exhibit Number	Description

10.46	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.47	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated January 18, 2020

10.48	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $56,600 dated January 18, 2020

10.49	Securities Purchase Agreement between Crown Bridge Partners, LLC and Bioxytran, Inc., dated October 30, 2019.

10.50	4% Convertible Note of Bioxytran, Inc. to Crown Bridge Partners, LLC in the Principal Amount of $55,000 dated October 30, 2019

10.51	Warrant to Purchase 22,000 shares of Common Stock of Bioxytran.

10.52	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated October 24, 2018

10.53	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated February 25, 2019

10.54	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated March 18, 2020

10.55	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $64,900 dated March 18, 2020

10.56*	Joint Venture Agreement between Bioxytran and Pharmalectin Partners, LLC, dated November 15, 2020.

10.57*	Form of Employment Agreement of Mike Sheikh, dated May 1, 2020

14.1	Code of Ethics

14.2	Insider Trading Policy

21.1	Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

21.2	Description of Securities

21.3*	Amendment to Subsidiary’s Certificate of Corporation, dated April 29, 2020

23.1*	Consent of Pinnacle Accountancy Group of Utah, PLLC, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Dated: April 9, 2021	By:	/s/ David Platt
David Platt
President and Chief Executive Officer (principal executive officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Secretary & Treasurer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this ninth day of April 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt, Ph.D.

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Henry J. Esber, Ph.D.	Director
Henry J. Esber

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

/s/ Anders Utter	Director
Anders Utter

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioxytran, Inc.

Newton, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioxytran, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock-Based Compensation

As described in Note 7 and 8 to the consolidated financial statements, the Company recorded stock-based compensation related to the issuance of common stock, stock options and warrants. Management establishes their estimates for the value of the stock-based compensation related to common stock issued for services using historical stock price information. Management uses a valuation model requiring various inputs to establish their estimates for the value of stock options and warrants.

The principal considerations for our determination that performing procedures relating to stock-based compensation is a critical audit matter are due to the material impact it has on the consolidated financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the reasonableness of the historical stock price information used by management for the valuation of the common stock along with evaluating the reasonableness of the input’s management used in the valuation model related to the stock options and warrants to determine the stock-based compensation expense.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 9, 2021

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$41,688	$169,628
Pre-paid expenses	274,715	—
Other receivable	—	50,000
Total current assets	316,403	219,628

Intangibles, net	10,000	—

Total assets	$326,403	$219,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$348,127	$71,932
Accounts payable related party	307,176	96,000
Convertible notes payable, net of premium and discount	1,612,356	850,983
Total current liabilities	2,267,659	1,018,915

Total liabilities	2,267,659	1,018,915

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 97,450,673 and 86,475,673 issued and outstanding as at December 31, 2020 and 2019, respectively	97,451	86,476
Additional paid-in capital	1,795,125	1,355,542
Non-controlling interest	888,091	—
Accumulated deficit	(4,721,923)	(2,241,305)
Total stockholders’ equity (deficit)	(1,941,256)	(799,287)

Total liabilities and stockholders’ equity (deficit)	$326,403	$219,628

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Year ended
	December 31, 2020	December 31, 2019
Operating expenses:
Research and development	$544,519	$—
General and administrative	476,315	507,273
Compensation expense	247,867	1,124,194
Total operating expenses	1,268,701	1,631,467

Loss from operations	(1,268,701)	(1,631,467)

Other (expense):
Interest expense	(1,014,769)	(41,845)
Debt discount amortization	(259,057)	(185,163)
Total other (expenses) income	(1,273,826)	(227,008)

Net loss before provision for income taxes	(2,542,527)	(1,858,475)

Provision for income taxes	—	—
Net loss	(2,542,527)	(1,858,475)

Net loss attributable to the non-controlling interest	61,909	—

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(2,480,618)	$(1,858,475)

Loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	93,967,677	85,598,733

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated Deficit	Non- controlling Interest	Total Equity

	Shares	Amount	Shares	Amount	Common	Preferred
January 1, 2019	85,103,673	$85,104	—	$—	$72,412	$—	$(382,830)	$—	$(225,314)

Issuance of warrants					129,929				129,929
Options issued and vested - 2010 Plan					257,143				257,143
Shares issued to BoD & Mgmnt - 2010 Plan	27,000	27			21,641				21,668
Shares issued to Consultants - 2010 Plan	1,100,000	1,100			841,783				842,883
Debt premium on convertible note					(426,296)				(426,296)
Debt premium accretion					402,175				402,175
Shares issued for conversion of principal and accrued interest	225,000	225			36,775				37,000
Shares issued for cash	20,000	20			19,980				20,000
Net loss	-	-	—	—	—		(1,858,475)		(1,858,475)
December 31, 2019	86,475,673	$86,476	—	$—	$1,355,542	$—	$(2,241,305)	$—	$(799,287)

Issuance of warrants					145,438				145,438
Exercise of warrants	750,000	750		—	(750)
Options issued and vested - 2010 Plan					18,460				18,460
Shares issued to BoD & Mgmnt - 2010 Plan	8,875,000	8,875			31,982				40,857
Shares issued to Consultants - 2010 Plan	1,000,000	1,000			186,550				187,550
Debt premium on convertible note					(937,007)				(937,007)
Debt premium accretion					961,128				961,128
Shares issued for conversion of principal and accrued interest	350,000	350			33,782				34,132
Non-controlling interest								950,000	950,000
Net loss attributable to the non-controlling interest								(61,909)	(61,909)
Net loss							(2,480,618)		(2,480,618)
December 31, 2020	97,450,673	$97,451	—	—	$1,795,125	$—	$(4,721,923)	$888,091	$(1,941,256)

 See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2019

	Year Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,542,527)	$(1,858,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount, incl. issuance of warrants	259,057	185,163
Default fee convertible notes	673,956	—
Stock-based compensation expense	247,867	1,121,694
Changes in operating assets and liabilities:
Pre-paid expenses	(274,715)
Other receivable	50,000	(50,000)
Accounts payable and accrued expenses	276,194	85,485
Accounts payable related party	211,176	85,100
Net cash used in operating activities	(1,098,992)	(431,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(10,000)	—
Net cash used in investing activities	(10,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary stock transactions	950,000	—
Proceeds from sale of common stock	—	20,000
Proceeds from issuance of convertible notes payable	264,000	794,250
Repayment of convertible notes payable	(232,948)	(250,000)
Net cash provided by financing activities	981,052	564,250

Net increase (decrease) in cash	(127,940)	133,217
Cash, beginning of period	169,628	36,411
Cash, end of period	$41,688	$169,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$91,362	$1,612
Income taxes paid	$—	$—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	$145,438	$129,929
Debt discount on convertible note	$—	$60,038
Debt premium on convertible note	$937,007	$426,296
Accretion of debt premium to additional paid-in capital	$961,128	$402,175
Common shares issued for the conversion of principal and accrued interest	$34,132	$37,000

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2020 AND 2019

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

Our Subsidiary, Pharmalectin, Inc. (the “Subsidiary”) is pursuing their work with a candidate named, ProLectin, a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to se. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

Organization

Bioxytran, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized common shares with a par value of $0.001, and 50,000,000 preferred shares with a par value of $0.001.

The Subsidiary was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin, Inc. There are currently 17,600,000 outstanding shares; 15,000,000 shares are held by Bioxytran and 2,600,000 shares by Pharmalectin Partners, LLC (the “Investor”). Pharmalectin Partners, LLC has agreed to buy an additional 12,400,000 shares for a total of $4,100,000, a total ownership of 50% of Pharmalectin, Inc. After full execution the shares are convertible to 17.5% of the shares in Bioxytran, Inc.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation and its wholly owned subsidiary, Pharmalectin, Inc. of Delaware (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

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

At December 31, 2020, we would, based on current market price of $0.24/share, be obligated to issue approximately 11,974,301 shares of common stock upon conversion of the currently outstanding Convertible Notes and 272,000 shares upon exercise of the warrants. For the Notes, the shares total is based on $1,867,991 of currently outstanding principal, default penalty and unpaid interest. At December 31, 2019, we would, based on current market price of $0.285/share, be obligated to issue approximately 5,628,000 shares of common stock upon conversion of the outstanding Convertible Note and 616,666 shares upon exercise of the warrants. For the Notes, the shares total was based on $850,983 of currently outstanding principal and unpaid interest

The conversion is priced to equal to the lesser of (i) the lowest trading price for the twenty-day period prior to the date of the Note or (ii) 65% of the lowest trading price during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Convertible Notes are limited to converting no more than 4.99% of our issued an outstanding common stock.

Stock Based Compensation

The Company measures the cost of services received from employees and non-employees in exchange for an award of equity instruments based on the fair value of the award on the grant date pursuant ASC 718. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments form transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.” During the year ended December 31, 2020, the Company sold 9% of its subsidiary Pharmalectin for a total amount of $950,000. Accordingly, APIC has been adjusted with this amount for the year ended December 31, 2020, no such transaction took place during the year ended December 31, 2019.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2020 and 2019.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 10.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2020 the Company incurred $544,519 in research and development expenses, while during the year ended December 31, 2019 the Company did not incur any such expenses.

Intangibles – Goodwill and Other

Valuation of intangibles are in accordance with ASC 350. Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years. Capitalized patent costs, also referred to as patent prosecution costs, include internal legal labor, professional legal fees, government filing fees and translation fees related to expanding the Company’s patent portfolio. Costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the shorter of the maintenance period or remaining life of the related patent.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as at each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.

Warrants

The Company has issued common stock warrants in connection with the execution of certain equity and debt financings. The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at December 31, 2020, the Company had cash of $41,688 and a negative working capital of $1,951,256. As at December 31, 2020, the Company has not yet generated any revenues, and has incurred cumulative net losses of $4,721,923. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2020, the Company raised $264,000 from issuance of convertible notes, and paid back $232,948. The Company also raised $950,000 in cash proceeds from the issuance of common stock in our Subsidiary. During the same period in 2019, the Company raised $794,250 from the issuance of convertible notes, and paid back $250,000, and $20,000 in cash proceeds from the issuance of common stock. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of March 2021 and is pursuing alternative opportunities to funding.

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

NOTE 4 – PRE-PAID EXPENSES AND OTHER CURRENT ASSETS

On December 31, 2020, there was $274,715 in Pre-paid Expenses for a Contract Research Organization (CRO) for services planned for the first quarter of 2021. At December 31, 2019 there was $50,000 in Other Receivables for a convertible note signed at year end, and paid in the beginning of 2020.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2020 and 2019.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating seventeen years. The current patent application is still in process, and is therefore not yet amortized.

	Estimated Life (years)	December 31, 2020	December 31, 2019
Capitalized patent costs	20	$10,000	$—
Accumulated amortization		—	—

Intangible assets, net		$10,000	$—

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On December 31, 2020, there was $307,176 in Accounts Payables to related parties in form of payroll and advanced expenses. On December 31, 2019 there was $96,000 in Accounts Payables to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Accounts payable related party (1)	$307,176	$96,000
Professional fees	84,325	42,963
Interest	263,135	14,374
Payroll taxes	—	7,344
Other accounts payable	667	7,251
Default penalty	673,956	—
Convertible note payable	938,400	850,983
Total	$2,267,659	$1,018,915

(1)	$120,000 to each the CFO and the CEO for 8 months of salary for the period May 2019 through December 2020, and $67,176 to the VPBD for salary and expenses for the period May through December 2020, while there was $48,000 to each the CFO and the CEO at December 31,2019.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

Additionally, the variable conversion rate component requires that the Auctus Note #2 be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Auctus Note #2. As such, the Company recorded a premium of $82,500 as a reduction to additional paid-in capital based on a discounted “if-converted” rate of $0.20 per share (lowest trading price during the 20 days preceding the note’s issuance), which computed to 1,250,000 shares of ‘if-converted’ common stock with a redemption value of $332,500 due to $0.266 per share fair market value of the Company’s stock on the Auctus Note #2’s date of issuance. Debt discount amortization is recorded as interest expense, while debt premium accretion is recorded as an increase to additional paid-in capital. For the year ended December 31, 2020, the Company amortized $4,647 debt discount to operations as interest expense, and accreted $24,121 of premium to additional paid-in capital.

Along with the Auctus Note #2, on the Date of Issuance the Company issued 208,333 Common Stock Purchase Warrants (the “Warrants”), exercisable immediately at a fixed exercise price of $0.60 with an expiration date of February 24, 2024. The Company has determined that the Warrants are exempt from derivative accounting and were valued at $55,417 on the Date of Inception using the Black Scholes Options Pricing Model. Assumptions used for the Black Scholes Options Pricing Model include (1) stock price of $0.27 per share, (2) exercise price of $0.60 per share, (3) term of 5 years, (4) expected volatility of 323% and (5) risk free interest rate of 2.56%. The Auctus Note #2 proceeds of $250,000 were then allocated between the fair value of the Auctus Note #2 ($250,000) and the Warrants ($55,417), resulting in a debt discount of $45,361. As the warrants are exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance. Upon cashless conversion on March 12, 2020 an additional 166,667 warrants were issued for a market value of $66,364.

The Auctus Note #2 was paid off on February 20, 2020, and the warrants were exercised on March 12,2020.

Current notes convertible

In the period January 1 to March 18, 2020 the Company entered into five contracts totaling $356,100 Senior Secured Promissory Note (“the Notes”), at an interest rate of 4-8% per annum, maturing in one year from issuance (the “Maturity Date”). Issuance fees totaling $50,100 were recorded as a debt discount, resulting in net proceeds of $306,000. The Notes are convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Notes or (ii) upon effective date of a new registration statement. The conversion price of the Notes is equal to the lesser of: (i) the lowest trading price for the twenty-day period prior to the date of the Notes or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Company may prepay the Notes at any time at a rate of 120% of outstanding principal and interest during the first 90 days it is outstanding and 130% of outstanding principal and interest for the next 90 days thereafter. Thereafter the prepayment amount increases 5% for each thirty-day period until 270 days from the issue date at which time it is fixed at 150% of the outstanding principal and interest on the Notes.

The Company also issued five-year warrants with cashless exercise provisions to purchase shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions. For the year ending at December 31, 2020, the Company issued 72,000 warrants, resulting in an amortized debt discount of $12,711.

Default on Convertible Notes

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT was suspended for the period April 16 through April 29, 2020.

As a result of the SEC ordered suspension the Company defaulted on outstanding Convertible Notes; resulting in an increase of the interest to ranges between 15% and 24% and the principal to increase to 168% of principal loan amount. The convertible debt increased by $673,956 to $1,612,356 while the interest accrual increased to approximately $28,563/month, amounting to $263,135 at December 31, 2020. At the default date, April 16, 2020, remaining debt discount of $76,265 was amortized to interest expense and the remaining debt premium of $856,560 was accredited to additional paid-in capital.

A summary of the outstanding notes at December 31, 2020, are as follows:

Debtor	Date of Issuance	Default Date	Principal Amount	Default Penalty	Default Interest	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Accrued Interest
GS Capital	10/30/2019	4/16/2020	$125,000	$65,808	24%	50,000	5	$2.00	$23,867	$34,700
Power Up #1	10/24/2019	4/16/2020	106,000	114,224	22%	—	—	—	—	38,491
Peak One	10/23/2019	4/16/2020	120,000	36,000	18%	50,000	5	2.00	21,606	19,925
Tangiers	10/23/2019	4/16/2020	106,300	48.261	18%	50,000	5	2.00	21,116	23,842
FirstFire	11/20/2019	4/16/2020	125,000	65,541	24%	50,000	5	2.00	17,979	34,477
Power Up #2	12/30/2019	4/16/2020	54,600	57,185	22%	—	—	—	—	18,743
EMA Financial	01/10/2020	4/16/2020	125,000	135,158	24%	50,000	5	2.00	5,948	44,357
Crown Bridge	02/20/2020	4/16/2020	55,000	28,015	15%	22,000	5	2.00	6,763	9,180
Power Up #3	02/19/2020	4/16/2020	56,600	58,039	22%	—	—	—	—	18,616
Power Up #4	03/18/2020	4/16/2020	64,900	65,725	22%	—	—	—	—	20,804
			$938,400	$673,956		272,000			$97,279	$263,135

Convertible notes payable consists of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Principal balance	$938,400	$886,900
Default penalty	673,956	—
Unamortized debt discount	—	(60,038)
Unamortized debt premium	—	24,121
Outstanding, net of debt discount and premium	$1,612,356	$850,983

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

As at December 31, 2020 and 2019, no preferred shares have been designated or issued.

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

The Company recorded $864,551 in stock-based compensation for 1,127,000 issued shares in the year ended December 31, 2019. For details, see Shares Awarded and Issued under Note 9.

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

For the year ending December 31, 2020, 9,875,000 shares were awarded with an average cost per share of $0.01, under the 2010 Stock Plan for a total value of $228,407. For details, see Shares Awarded and Issued under Note 9.

As at December 31, 2020, the Company has 97,450,673 shares of common stock issued and outstanding. At December 31, 2019 there were 86,475,673 shares of common stock issued and outstanding.

Common Stock Warrants

The fair value of stock warrants granted for the year ended December 31, 2020 was calculated with the following assumptions:

	2020	2019
Risk-free interest rate	0.46 - 1.67%	1.34 - 2.32%
Expected dividend yield	0%	0%
Volatility factor (monthly)	158.22%	122.25%
Expected life of warrant	5 years	5 years

For the year ended December 31, 2020 the Company awarded 405,334 warrants, valued at $145,438, and 750,000 shares of common stock were issued in a cashless exercise. For the year ended December 31, 2019 the Company issued 408,333 Warrants as part of a convertible note agreements. The warrants total value allocated to debt discount was $129,929. For details, see Convertible Note Payable under Note 7.

The following table summarizes the Company’s common stock warrant activity for the year ended December 31, 2020 and 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2019	208,333	$0.60	4.8
Granted	408,333	1.29	5.0
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at December 31, 2019	616,666	$1.06	4.2
Granted	405,334	0.36	0.9
Exercised	(750,000)	—	—
Forfeited/Canceled	—	—	—
Outstanding as at December 31, 2020	272,000	$2.00	3.9

The following table summarizes information about stock warrants that are vested or expected to vest at December 31, 2020:

		Warrants Outstanding				Exercisable Warrants
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$2.00	272,000	$2.00	3.90	$—	272,000	$2.00	3.90	$—
$2.00	272,000	$2.00	3.90	$—	272,000	$2.00	3.90	$—

The following table sets forth the status of the Company’s non-vested warrants as at December 31, 2020 and December 31, 2019:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as at December 31, 2019	—	$—
Granted	405,334	0.13
Forfeited	—	—
Vested	405,334	0.13
Non-vested as at December 31, 2020	—	$—

The weighted-average remaining contractual life for warrants exercisable at December 31, 2020 is 3.90 years.

The aggregate intrinsic value for fully vested, exercisable warrants was $0 at December 31, 2020 and 2019 was $0.

Common Stock Options

For the year ended December 31, 2020 there were 192,000 options awarded under the 2010 Stock Option Plan. The options total fair value at the time of award was $18,460. For the year ended December 31, 2019 there were 341,000 options awarded under the 2010 Stock Option Plan. The options total fair value at the time of award was $257,143. For details, see Stock options granted and vested under note 9.

Sales of Shares in Subsidiary

For the year ended December 31, 2020 there were 2,600,000 shares sold in the Company’s Subsidiary, Pharmalectin, Inc. for a total of $950,000. For the year ended December 31, 2019 there were no such transaction.

 NOTE 9 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended December 31, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of common stock, automatically adjusted on January 1 each year. As at December 31, 2020, there were 533,000 outstanding stock options valued at historic fair market value of $275,603 and 11,002,000 shares issued valued at a fair historic market value of $1,075,358 at the time of award. As at December 31, 2019, there were 341,000 outstanding stock options with a fair historic market value of $257,143 and 1,127,000 shares issued with a fair historic market value of $864,551 at the time of award.

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

On May 1, 2020 the Company appointed Mr. Mike Sheikh as EVP of Business Development. Mr. Sheikh was issued 8,800,000 shares with a fair market value of $0.003/share to be equally vested over a period of 3 years, but fully vested upon a change of control. The shares total fair value at the time of the award was $26,400.

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

On November 13, 2020, the Company granted 63,000 shares with a fair market value of $0.18/share to three members of the Company Board as compensation for their contribution in the Board and Committee contribution during the previous quarter, for a total of $11,580.

On November 13, 2020, the Company granted 200,000 shares with a fair market value of $0.19/share to two Medical Consultants for their efforts in validating the Company’s science and potential clinical pathways, for a total of $37,500.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Granted as at December 31, 2019	1,127,000	$0.27 - 1.49	$0.77
Shares Granted	9,875,000	0.003 - 0.44	0.02
Shares Granted as at December 31, 2020	11,002,000	$0.003 - 1.49	$0.10

For the year ended December 31, 2020, the Company recorded stock-based compensation expense of $228,407 in connection with share-based payment awards. For the year ended December 31, 2019, the Company recorded stock-based compensation expense of $864,551 in connection with share-based payment awards.

Stock options granted and vested:

On May 1, 2019, the Company granted 45,000 three-year vested options at an exercise price of $1.21, to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $44,820.

On July 1, 2019 the Company granted 3,000 three-year vested options at an exercise price of $1.09 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $2,447.

On August 1, 2019 the Company granted 45,000 three-year vested options at an exercise price of $1.10 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $39,731.

On September 13, 2019 the Company granted 200,000 three-year vested options at an exercise price of $0.95 to two Financial Advisory Board Members for their contribution in the Company’s Advisory Board. The options total fair value at the time of award was $141,060.

On October 1, 2019 the Company granted 3,000 three-year vested options at an exercise price of $0.73 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $1,635.

On November 1, 2019 the Company granted 45,000 three-year vested options at an exercise price of $0.61 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $27.450.

On January 1, 2020 the Company granted 3,000 three-year vested options at an exercise price of $0.31 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $603.

On February 1, 2020 the Company granted 45,000 three-year vested options at an exercise price of $0.15 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $4,401.

On April 1, 2020 the Company granted 3,000 three-year vested options at an exercise price of $0.32 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $646.

On May 1, 2020 the Company granted 45,000 three-year vested options at an exercise price of $0.001 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $45.

On July 1, 2020 the Company granted 3,000 three-year vested options at an exercise price of $0.18/share to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $538.

On August 1, 2020 the Company granted 45,000 three-year vested options at an exercise price of $0.14/share to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $6,300.

On October 1, 2020 the Company granted 3,000 three-year vested options at an exercise price of $0.05/share to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $135.

On November 1, 2020 the Company granted 45,000 three-year vested options at an exercise price of $0.18/share to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of the award was $5,792.

The fair value of stock options granted and revaluation of non-employee consultant options for the year ended December 31, 2020 was calculated with the following assumptions:

	2020	2019
Risk-free interest rate	0.10 - 1.61%	1.34 - 2.32%
Expected dividend yield	0%	0%
Volatility factor (monthly)	158.22%	122.25%
Expected life of option	3 years	3 years

For the year ended December 31, 2020, the Company recorded compensation expense of $18,460 in connection with awarded stock options. The Company recorded $257,143 in awarded option valuation as compensation expense during 2019. As at December 31, 2020, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the year ended at December 31, 2020:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as at December 31, 2019	341,000	$0.61 - 1.21	$0.96
Granted	192,000	0.001 - 0.32	0.13
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as at December 31, 2020	533,000	$0.001 - 1.21	$0.73

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2020:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	2.33	$—	45,000	$0.001	2.33	$—
0.05	3,000	0.05	2.75		3,000	0.05	2.75
0.15	90,000	0.15	2.33	—	90,000	0.15	2.33	—
0.18	45,000	0.18	2.83		45,000	0.18	2.83
0.20	3,000	0.20	2.50	—	3,000	0.20	2.50	—
0.31	3,000	0.31	2.00	—	3,000	0.31	2.00	—
0.32	3,000	0.32	2.25	—	3,000	0.32	2.25	—
0.73	3,000	0.73	1.83	—	3,000	0.73	1.83	—
0.61	45,000	0.61	1.75	—	45,000	0.61	1.75	—
0.95	200,000	0.95	1.70	—	200,000	0.95	1.70	—
1.09	3,000	1.09	1.50	—	3,000	1.09	1.50	—
1.10	45,000	1.10	1.58	—	45,000	1.10	1.58	—
1.21	45,000	1.21	1.33	—	45,000	1.21	1.33	—
$0.001-1.21	533,000	$0.71	2.10	$—	533,000	$0.71	2.10	$—

The following table sets forth the status of the Company’s non-vested stock options as at December 31, 2020 and December 31, 2019:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as at December 31, 2019	—	$—
Granted	192,000	0.13
Forfeited	—	—
Vested	192,000	0.13
Non-vested as at December 31, 2020	—	$—

The weighted-average remaining contractual life for options exercisable at December 31, 2020 is 1.94 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at December 31, 2020. The aggregate intrinsic value of options exercised for the year ended at December 31, 2019 was $0. The actual tax benefit realized from stock option exercises for the year ended at December 31, 2020 and 2019 was $0 as no options were exercised.

At December 31, 2020 the Company has 3,189,296 options or stock awards available for grant under the 2010 Plan.

NOTE 10 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2020 and December 31, 2019, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2020	2019
Deferred Tax Assets:
Net operating loss carryforward	$3,225,628	$832,590

Total deferred tax assets	677,382	174,840

Valuation allowance	(677,382)	(174,840)

Deferred tax asset, net of valuation allowance	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2020, the Company had approximately $3,225,628 of federal net operating losses that may be available to offset future taxable income, At December 31, 2019, the Company had approximately $832,590 of federal net operating losses that may be available to offset future taxable income. $2,870 of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely. As at the fiscal year 2020, a deduction for issued warrants and stock options and restricted shares awarded from the 2010 Stock Plan for a total of $1,448,240 has not yet been made, for the fiscal year 2019 this total was $1,324,035. The market value less exercise price for these awards will be deducted if and when the warrants and stock options are exercised, while the restricted shares will be deducted at market value at the date they were awarded, once the restriction is removed.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2019 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2019.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Sales of Shares in Subsidiary

The Company has signed an agreement with Pharmalectin Partners, LLC for them to acquire 50% of the Company’s Subsidiary for a total value of $5,050,000. The single use of this investment is to develop ProLectin-I for SARS-CoV-2 treatment. At the date of December 31, 2020, $950,000 has been invested in the research and development of this drug. If the outlined milestones are met, the remainder of the investment will be disbursed during the first two quarters of 2021. If the outcome is successful, the shares can for a limited time, prior to commercialization, be converted into 17.5% of the Company’s outstanding common stock.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2020 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Common stock

Shares Awarded and Issued under the 2010 Stock Plan:

On January 1, 2021 the Company granted 10,000 shares, with a fair market value of $0.24/share at the time of award, to a Medical Advisory Board Member for her contribution in the Company’s Advisory Board, for a total of $2,400.

On January 15, 2021 the company granted 3,189,200 shares of Common Stock valued at $0.24/share, equally divided to 227,800 shares/each to fourteen of the Company’s Managers, Board- and Medical Advisory Board members, as well as to indispensable Consultants currently working on the clinical trial submissions with the FDA, for a total value of $765,408.

The 2010 Stock Plan has been liquidated and did expire as at January 18, 2021.

2021 Stock Plan

On January 19, 2021, the “effective time”, the Board of Directors approved the 2021 Stock Plan. The Plan is established by the Company to attract and retain persons eligible to participate in the Plan, motivate Participants to achieve long-term Company goals, and further align Participants’ interests with those of the Company’s other stockholders. The Plan is adopted as at the Effective Time, subject to approval by the Company’s stockholders within 12 months before or after such adoption date. Unless the Plan is discontinued earlier by the Board, no Award shall be granted hereunder on or after the date 10 years after the effective date.

The aggregate number of shares of Stock which may be delivered under the Plan shall not exceed a number equal to 15% of the total number of shares of Stock outstanding immediately following the Effective Time, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock; provided, however, that, as at January 1 of each calendar year, commencing with the year 2022, the maximum number of shares of Stock which may be delivered under the Plan shall automatically increase by a number sufficient to cause the number of shares of Stock covered by the Plan to equal 15% of the total number of shares of Stock then outstanding, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock. The 2021 Stock Plan currently holds 17,014,376 shares.

Shares Awarded and Issued under the 2021 Stock Plan:

On April 1, 2021 the Company granted 10,000 shares, with a fair market value of $0.17/share at the time of award, to a Medical Advisory Board Member for her contribution in the Company’s Advisory Board, for a total of $1,700.

On April 1, 2021 the Company granted 30,000 shares each, with a fair market value of $0.17/share at the time of award, to three members of the Company Board as compensation for their contribution in the Board and Committee meetings during Q1, 2021, for a total of $15,300.

Stock Options Awarded and Issued Under the 2021 Stock Plan:

On February 1, 2021 the Company granted 45,000 three-year options at an exercise price of $0.20 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $6,750.

Sales of Shares in Subsidiary, Convertible Notes and Conversion to Common Stock

At March 24, 2021, Pharmalectin Partners, LLC have invested an additional $450,000 in the Subsidiary, increasing their interest in the Subsidiary to 12%.

Litigation

On January 20, 2021 the Supreme Court of the State of New York, County of Nassau, granted Power Up a summary judgement against the Company for Breach of Contact, awarding Power Up damages in the amount of $420,750.

The management see no further subsequent events requiring disclosure.