Form 10-Q
period 2021-03-31
BIOXYTRAN, INC
filed 2021-05-17
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2021
Common Stock, $0.001 par value per share	100,899,873 shares

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., March 31, 2021

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$91,635	$41,688
Pre-paid expenses	274,715	274,715
Total current assets	366,350	316,403

Intangibles, net	18,953	10,000

Total assets	$385,303	$326,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$476,849	$348,127
Accounts payable related party	368,367	307,176
Convertible notes payable, net of premium and discount	1,612,356	1,612,356
Other short-term debt	420,750	—
Total current liabilities	2,878,322	2,267,659

Total liabilities	2,878,322	2,267,659

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 100,649,873 issued and outstanding as at March 31, 2021 and 97,450,673 as at December 31, 2020	100,650	97,451
Additional paid-in capital	2,566,484	1,795,125
Non-controlling interest	1,183,477	888,091
Accumulated deficit	(6,343,630)	(4,721,923)
Total stockholders’ equity (deficit)	(2,493,019)	(1,941,256)

Total liabilities and stockholders’ equity (deficit)	$385,303	$326,403

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	3-Months Ended
	March 31, 2021	March 31, 2020
Operating expenses:
Research and development	$347,033	$—
General and administrative	567,320	110,542
Compensation expense	774,558	155,501
Total operating expenses	1,688,911	266,043

Loss from operations	(1,688,911)	(266,043)

Other (expense):
Interest expense	(87,410)	(107,730)
Debt discount amortization	—	(166,722)
Total other (expenses) income	(87,410)	(274,452)

Net loss before provision for income taxes	(1,776,321)	(540,495)

Provision for income taxes	—	—
Net loss	(1,776,321)	(540,495)

Net loss attributable to the non-controlling interest	154,614	—

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(1,621,707)	$(540,495)

Loss per common share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	100,118,229	87,256,959

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount	Common	Preferred	Accumulated Deficit	Non-controlling Interest	Total Equity
December 31, 2019	86,475,673	$86,476	—	$—	$1,355,542	$—	$(2,241,305)	$—	$(799,287)
Issuance of warrants					145,438				145,438
Conversion of warrants	750,000	750			(750)				-
Options issued and vested - 2010 Plan					5,004				5,004
Shares issued to BoD & Mgmnt - 2010 Plan	6,000	6			2,241				2,247
Shares issued to Consultants - 2010 Plan	650,000	650			147,600				148,250
Debt premium on convertible note					(937,007)				(937,007)
Debt premium accretion					104,568				104,658
Shares issued for conversion of principal and accrued interest	350,000	350			33,782				34,132
Net loss							(540,495)		(540,495)
March 31, 2020	88,231,673	$88,232	—	$—	$856,418	$—	$(2,781,800)	$—	$(1,837,150)

December 31, 2020	97,450,673	$97,451	—	—	$1,795,125	$—	$(4,721,923)	$888,091	$(1,941,256)
Options issued and vested - 2021 Plan					6,750				6,750
Shares issued to BoD & Mgmnt - 2010 Plan	1,366,800	1,367			326,665				328,032
Shares issued to Consultants - 2010 Plan	1,832,400	1,832			437,944				439,776
Subsidiary stock transactions								450,000	450,000
Net loss attributable to the non-controlling interest								(154,614)	(154,614)
Net loss							(1,621,707)		(1,621,707)
March 31, 2021	100,649,873	$100,650	—	—	$2,566,484	$—	$(6,343,630)	$1,183,477	$(2,493,019)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	3-Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,776,321)	$(540,495)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount, incl. issuance of warrants	—	166,722
Default fee convertible notes	—	—
Stock-based compensation expense	774,558	155,501
Changes in operating assets and liabilities:
Pre-paid expenses	—	—
Other receivable	—	50,000
Accounts payable and accrued expenses	169,673	(8,517)
Accounts payable related party	20,240	20,000
Other short-term debt	420,750	—
Net cash used in operating activities	(391,100)	(156,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(8,953)	—
Net cash used in investing activities	(8,953)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary stock transactions	450,000	—
Proceeds from issuance of convertible notes payable	—	264,000
Repayment of convertible notes payable	—	(232,948)
Net cash provided by financing activities	450,000	31,052

Net increase (decrease) in cash	49,947	(125,737)
Cash, beginning of period	41,688	169,628
Cash, end of period	$91,635	$43,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$91,362
Income taxes paid	$—	$—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	$—	$145,438
Debt discount on convertible note	$—	$76,265
Debt premium on convertible note	$—	$937,007
Accretion of debt premium to additional paid-in capital	$—	$104,568
Common shares issued for the conversion of principal and accrued interest	$—	$34,132

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues, in a safe and efficient manner.

Our Subsidiary, Pharmalectin, Inc. (the “Subsidiary”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address conditions related to Covid-19..

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements

Principles of Consolidation

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

At March 31, 2021, we would, based on current market price of $0.17/share, be obligated to issue approximately 20,618,708 shares of common stock upon conversion of the currently outstanding Convertible Notes and 272,000 shares upon exercise of the warrants. For the Notes, the shares total is based on $1,962,901 of currently outstanding principal, default penalty and unpaid interest. At March 31, 2020, we would, based on the market price of $0.33/share, be obligated to issue approximately 5,161,511 shares of common stock upon conversion of the outstanding Convertible Note and 272,000 shares upon exercise of the warrants. For the Notes, the shares total was based on $1,048,800 of outstanding principal and unpaid interest at March 31, 2020.

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

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments from transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.” During the 3 months ended March 31, 2021, the Company sold 9% of its subsidiary Pharmalectin for a total amount of $450,000. Accordingly, APIC has been adjusted with this amount for the 3 months ended March 31, 2021, no such transaction took place during the 3 months ended March 31, 2020.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the 3 months ended March 31, 2021 and 2020.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2020, using the new corporate tax rate of 21 percent.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the 3 months ended March 31, 2021 the Company incurred $347,033 in research and development expenses, while during the 3 months ended March 31, 2020 the Company did not incur any such expenses.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at March 31, 2021, the Company had cash of $91,635 and a negative working capital of $2,511,972. The Company has not yet generated any revenues, and has incurred cumulative net losses of $6,343,630. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2021, the Company raised $450,000 in cash proceeds from the issuance of common stock in our Subsidiary. During the same period in 2020, the Company raised $264,000 from the issuance of convertible notes, and paid back $242,938. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June 2021 and is pursuing alternative opportunities to funding.

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

NOTE 4 – PRE-PAID EXPENSES AND OTHER CURRENT ASSETS

On March 31, 2021 and December 31, 2020, there were $274,715 in Pre-paid Expenses for a Contract Research Organization (CRO) for services planned for the second quarter of 2021.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the 3 months ended March 31, 2021 and the year ended December 31, 2020.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years. The current patent applications are still on-going, and are therefore not yet subject to amortization.

	Estimated Life (years)	March 31, 2021	December 31, 2020
Capitalized patent costs	20	$18,953	$10,000
Accumulated amortization		—	—

Intangible assets, net		$18,953	$10,000

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On March 31, 2021, there was $368,367 in accounts payable to related parties in form of payroll and accrued expenses. On December 31, 2020 there was $307,176 in Accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at March 31, 2021 and at December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts payable related party (1)	$368,367	$307,176
Professional fees	125,468	84,325
Interest	350,545	263,135
Other accounts payable	836	667
Other short-term debt (2)	420,750	—
Default Penalty	673,956	673,956
Convertible notes payable	938,400	938,400
Total	$2,878,322	$2,267,659

(1)	$138,000 to each the CFO and the CEO for 23 months of salary for the period May 1, 2019, through March 31, 2021 and $92,367 to the VPBD for salary and expenses for a period of 11 months, May 1, 2020, through March 31, 2021. At December 31, 2020 there was $120,000 to each the CFO and the CEO for 20 months of salary for the period May 2019 through December 2020, and $67,176 to the VPBD for salary and expenses for the period May through December 2020.
(2)	On January 20, 2021 the Supreme Court of the State of New York, County of Nassau, granted Power Up a summary judgement against the Company for Breach of Contact, awarding Power Up damages in the amount of $420,750.

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

A Convertible Note to Auctus issued on February 25, 2019, was paid off on February 20, 2020, at an amount of $325,000, including $91,362 in accrued interest and $690 in fees, and 750,000 cashless warrants were exercised on March 12, 2020.

Current convertible notes

In the period January 1 to March 18, 2020 the Company entered into five contracts totaling $356,100 Senior Secured Promissory Note (“the Notes”), at an interest rate of 4-8% per annum, maturing in one year from issuance (the “Maturity Date”). Issuance fees totaling $50,100 were recorded as a debt discount, resulting in net proceeds of $314,000. The Notes are convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) at any time after the earlier of: (i) 180 days from the date of the Notes or (ii) upon effective date of a new registration statement. The conversion price of the Notes is equal to the lesser of: (i) the lowest trading price for the twenty-day period prior to the date of the Notes or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market. The Company may prepay the Notes at any time at a rate of 120% of outstanding principal and interest during the first 90 days it is outstanding and 130% of outstanding principal and interest for the next 90 days thereafter. Thereafter the prepayment amount increases 5% for each thirty-day period until 270 days from the issue date at which time it is fixed at 150% of the outstanding principal and interest on the Notes.

The Company also issued five-year warrants with cashless exercise provisions to purchase shares of Common Stock of the Company at an exercise price of $2.00 per share with cashless exercise provisions. For the three months ended at March 31, 2020, the Company issued 72,000 warrants, resulting in an amortized debt discount of $12,711.

Default on Convertible Notes

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT was suspended for the period April 16 through April 29, 2020.

As a result of the SEC ordered suspension the Company defaulted on outstanding Convertible Notes; resulting in an increase of the interest to ranges between 15% and 24% and the principal to increase to 168% of principal loan amount. The convertible debt increased by $673,956 to $1,612,356 while the interest accrual increased to approximately $28,711/month, amounting to $350,545 at March 31, 2021. At the default date, April 16, 2020, remaining debt discount of $76,265 was amortized to interest expense and the remaining debt premium of $856,560 was accredited to additional paid-in capital.

 A summary of the outstanding notes at March 31, 2021, are as follows:

Debtor	Date of Issuance	Default Date	Principal Amount	Default Penalty	Default Interest	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Accrued Interest
GS Capital	10/30/2019	4/16/2020	$125,000	$65,808	24%	50,000	5	$2.00	$23,867	$45,992
Power Up #1	10/24/2019	4/16/2020	106,000	114,224	22%	—	—	—	—	50,438
Peak One	10/23/2019	4/16/2020	120,000	36,000	18%	50,000	5	2.00	21,606	26,849
Tangiers	10/23/2019	4/16/2020	106,300	48.261	18%	50,000	5	2.00	21,116	30,702
FirstFire	11/20/2019	4/16/2020	125,000	65,541	24%	50,000	5	2.00	17,979	45,753
Power Up #2	12/30/2019	4/16/2020	54,600	57,185	22%	—	—	—	—	24,807
EMA Financial	01/10/2020	4/16/2020	125,000	135,158	24%	50,000	5	2.00	5,948	61,030
Crown Bridge	02/20/2020	4/16/2020	55,000	28,015	15%	22,000	5	2.00	6,763	12,250
Power Up #3	02/19/2020	4/16/2020	56,600	58,039	22%	—	—	—	—	24,835
Power Up #4	03/18/2020	4/16/2020	64,900	65,725	22%	—	—	—	—	27,890
			$938,400	$673,956		272,000			$97,279	$350,545

Convertible notes payable consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal balance	$938,400	$938,400
Default Penalty	673,956	673,056
Unamortized debt discount	-	-
Unamortized debt premium	-	-
Outstanding, net of debt discount and premium	$1,612,356	$1,612,356

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred stock

As of March 31, 2021, no preferred shares have been designated nor issued.

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

For the 3 months ending March 31, 2020, 656,000 shares were awarded under the 2010 Stock Plan for a total value of $150,497.

For the 3 months ending March 31, 2021, 3,199,200 shares were awarded under the 2010 Stock Plan for a total value of $767,808.

As at March 31, 2021, the Company has 100,649,873 shares of common stock issued and outstanding. At December 31, 2020 there were 97,450,673 shares of common stock issued and outstanding.

Common Stock Warrants

For the 3 months ended March 31, 2021 the Company did not issue any warrants. For the 3 months ended March 31, 2020 the Company issued 408,333 Warrants as part of convertible note agreements. The warrants total value allocated to debt discount was $129,929. For details, see Convertible Note Payable under Note 7.

The fair value of stock warrants granted for the 3 months ended March 31, 2021 was calculated with the following assumptions:

March 31, 2020
Risk-free interest rate	0.46 - 1.67%
Expected dividend yield	0%
Volatility factor (monthly)	158.22%
Expected life of warrant	5 years

The following table summarizes the Company’s common stock warrant activity for the 3 months ended March 31, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2020	616,666	$1.06	4.2
Granted	405,334	0.36	0.9
Exercised	(750,000)	—	—
Forfeited/Canceled	—	—	—
Outstanding as at December 31, 2020	272,000	$2.00	3.9
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at March 31, 2021	272,000	$2.00	3.7

The following table summarizes information about stock warrants that are vested or expected to vest at March 31, 2021:

		Warrants Outstanding				Exercisable Warrants
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$2.00	272,000	$2.00	3.65	$—	272,000	$2.00	3.65	$—

The following table sets forth the status of the Company’s non-vested warrants as at March 31, 2021 and March 31, 2020:

	Number of Warrants	Weighted- Average Grant-Date Fair Value
Non-vested as at March 31, 2020	—	$—
Granted	405,334	0.13
Forfeited	—	—
Vested	405,334	0.13
Non-vested as at March 31, 2021	—	$—

The weighted-average remaining contractual life for warrants exercisable at March 31, 2021 is 3.65 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at March 31, 2021 and at December 31, 2020 was $0.

Sales of Shares in Subsidiary

For the 3 months ended March 31, 2021 there were 1,350,000 shares sold in the Company’s Subsidiary, Pharmalectin, Inc. for a total of $450,000. For the 3 months ended March 31, 2020 there were no such transaction.

NOTE 9 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 19, 2010, the Company adopted a stock option plan entitled “The 2010 Stock Plan” (2010 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of common stock, automatically adjusted on January 1 each year. Under the terms of the stock plans, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards may be directly issued under the Plan (without any intervening options). Stock Awards may be issued which are fully and immediately vested upon issuance.

As at January 18, 2021, the plan was retired and depleted. On January 19, 2021, the 2010 Plan was replaced with “The 2021 Stock Plan” (2021 Plan) with the same terms as the 2010 Plan, as at March 31, 2021, 45,000 options and 100,000 shares have been awarded from the 2021 Plan.

Shares Awarded and Issued 2010 Plan:

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

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2019	471,000	$0.27 – 1.49	$0.77
Shares Issued	656,000	0.14 – 0.44	0.22
Shares Issued as of March 31, 2020	1,127,000	$0.14 – 1.49	$0.57

Shares Issued as of December 31, 2020	11,002,000	$0.003 – 1.49	$0.10
Shares Issued	3,199,200	0.24	0.24
Shares Issued as of March 31, 2021	14,201,200	$0.003 – 1.49	$0.13

For the three months ended March 31, 2021, the Company recorded stock-based compensation expense of $150,497 in connection with share-based payment awards. The Company did not record any recorded stock-based compensation expense in the three first months of 2020.

Stock options granted and vested 2010 Plan:

On January 1, 2020 the Company granted 3,000 three-year options immediately vested at an exercise price of $0.31 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $603.

On February 1, 2020 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.15 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $4,401.

Stock options granted and vested 2021 Plan:

On February 1, 2021 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.20 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $6,750.

The fair value of stock options granted and revaluation of non-employee consultant options for the three months ended March 31, 2021 and 2020 was calculated with the following assumptions:

	March 31, 2021	March 31, 2020
Risk-free interest rate	0.17%	1.32 - 1.69%
Expected dividend yield	0%	0%
Volatility factor (monthly)	161.18%	126.37%
Expected life of options	3 years	3 years

For the three months ended March 31, 2021, the Company recorded compensation expense of $6,750 in connection with awarded stock options. For the three months ended March 31, 2020 the amount was $5,004. As at March 31, 2021, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021, and 2020:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2019	341,000	$0.61 - 1.21	$0.96
Granted	48,000	0.15 - 0.31	0.16
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of March 31, 2020	389,000	$0.15 - 1.21	$0.76

Outstanding as of December 31, 2020	533,000	$0.001 - 1.21	$0.73
Granted	45,000	0.20	0.20
Exercised	-	-	-
Options forfeited/cancelled	-	-	-
Outstanding as of March 31, 2021	578,000	$0.001 - 1.21	$0.72

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2021:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	2.08	$—	45,000	$0.001	2.08	$—
0.05	3,000	0.05	2.50	—	3,000	0.05	2.50	—
0.15	90,000	0.15	2.08	—	90,000	0.15	2.08	—
0.18	45,000	0.18	2.58	—	45,000	0.18	2.58	—
0.20	48,000	0.20	2.80	—	48,000	0.20	2.80	—
0.31	3,000	0.31	1.75	—	3,000	0.31	1.75	—
0.32	3,000	0.32	2.00	—	3,000	0.32	2.00	—
0.73	3,000	0.73	1.50	—	3,000	0.73	1.50	—
0.61	45,000	0.61	1.59	—	45,000	0.61	1.59	—
0.95	200,000	0.95	1.45	—	200,000	0.95	1.45	—
1.09	3,000	1.09	1.25	—	3,000	1.09	1.25	—
1.10	45,000	1.10	1.33	—	45,000	1.10	1.33	—
1.21	45,000	1.21	1.08	—	45,000	1.21	1.08	—
$0.001-1.21	578,000	$0.62	1.78	$—	578,000	$0.62	1.78	$—

The following table sets forth the status of the Company’s non-vested stock options as of March 31, 2021 and December 31, 2020:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as of December 31, 2020	-	$-
Granted	45,000	0.18
Forfeited	-	-
Vested	45,000	0.18
Non-vested as of March 31, 2021	-	$-

The weighted-average remaining estimated life for options exercisable at March 31, 2021 is 1.78 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at March 31, 2021. The aggregate intrinsic value of options exercised for the three months ended at March 31, 2021 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises for the three months ended at December 31, 2020 was no options available for exercise.

As at March 31, 2021 the Company has 17,546,430 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company’s executive officers have entered employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The employment agreements provide for the payment of $100,000 in severance upon termination of employment without cause and make no provisions for any payment upon a change of control.

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

Subsidiary commitments

The Company has signed an agreement with Pharmalectin Partners, LLC for them to acquire 50% of the Company’s Subsidiary for a total value of $5,050,000. The single use of this investment is to develop ProLectin-I for SARS-CoV-2 treatment. At the date of March 31, 2021, $1,400,000 has been invested in the research and development of this drug. If the outlined milestones are met, the remainder of the investment will be disbursed during the second quarter of 2021. If the outcome is successful, the shares can during a limited time, prior to commercialization, be converted into 17.5% of the Company’s outstanding common stock.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2021 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Common stock

Stock Options Awarded and Issued under the 2021 Stock Plan:

On May 1, 2021 the Company granted 45,000 three-year options at an exercise price of $0.19 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $7,650.

Shares Awarded and Issued under the 2021 Stock Plan:

On April 1, 2021 the Company granted 10,000 shares to a Medical Advisory Board Member for her contribution to the Company during the first quarter of 2021. The total fair market value at the time of the award was $1,700, or $0.17/share.

On April 1, 2021 the Company granted 90,000 shares to three Board Members in reward of their attendance at Board and Committee meetings during the first quarter of 2021. The total fair market value at the time of the award was $15,300, or $0.17/share.

On April 22, 2021 the Company granted 150,000 shares to a Consultant to resolve issues with OTC and FINRA as a result of the SEC suspension. The total fair market value at the time of the award was $25,500, or $0.17/share.

Sales of Shares in Subsidiary, Convertible Notes and Conversion to Common Stock

On April 16, 2021, the Subsidiaries JV raised an initial $150,000 (450,000 shares) of a $3,500,000 (10,500,000 shares) Private Placement Offering to finance the ongoing clinical trials with ProLectin for treatment of COVID-19. The shares are convertible to Bioxytran common stock in a 1 for 1 exchange.

Issuance of Convertible Notes Payable

On May 3, 2021, the Company issued four 1-year convertible promissory notes (the “Notes”) with a face value of $1,265,000, maturing on May 2, 2022, and a stated interest of 6% to third-party investors. The Notes is convertible into common stock of the Company, par value $.001 per share (the “Common Stock”) from time to time, or at any time. Within 45 days of the Original Issuance Date, the company should prepare and file with the SEC a Registration Statement on Form S-1, shall include the Registrable Securities in the Registration Statement and use its best efforts to cause the Registration Statement to become effective and remain effective. The conversion price of the Notes is equal to $0.13 or 85% of the closing price of any Qualified Financing, whichever is less. The Notes was funded on May 10, 2021, when the Company received proceeds of $1,265,000, with disbursements for the fees and commissions which in aggregate resulted in a total discount of $128,850 to be amortized to interest expense over the life of the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2020 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 9, 2021. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Our Subsidiary is continuing our clinical trials with a candidate named, ProLectin a complex polysaccharide derived from galactomannan and pectin respectively, that binds to, and blocks the activity of galectin-1 and -3, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

ProLectin-M’s clinical data shows non-toxicity and efficacy for treatment of mild to moderate COVID-19. In our initial Phase I/II clinical trial are published as a peer-reviewed scientific report in the Journal of Vaccines & Vaccinations: https://www.longdom.org/open-access/galectin-antagonist-use-in-mild-cases-of-sarscov2-pilot-feasibility-randomised-open-label-controlled-trial-61087.html  The Company is currently working on a Phase III clinical trial with the CDCSO in India, and is preparing its IND for a Phase III clinical trial with the FDA, soon to be followed by a Phase III submission with the EMEA. The clinical trials are expected to take place in May through July, 2021. Further, the Company is also preparing an IND for a second drug candidate ProLectin-I with similar galactin blocking capabilities as the oral drug, ProLectin-M, but IV-injectable for severe cases of COVID-19. The initial Phase I/II clinical trial is planned for April through June, 2021. The described clinical trials are subject to additional funding.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 7 of the financial statements, the Company has currently ten convertible loans outstanding at a total face value of $938,400. As a result of the ten-day SEC suspension of April 16. 2020, the notes entered into default and the principal owed is currently $1,612,356, including default penalties. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,343,630 as at March 31, 2021. The accumulated deficit as at December 31, 2020 was $4,721,923.

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

Operating Expenses

Research and Development (R&D) expenses for the 3-months ended March 31, 2021 were $347,033, while there were no such expenses at 3 months ended March 31, 2020.

General and administrative (G&A) expenses for the three months ended March 31, 2021 were $567,320, while for the three months ended March 31, 2020, they were $110,542. The components of G&A expenses are as follows:

●	Payroll and related expenses for the three months ended March 31, 2021 were $54,000, as compared to $36,000 for the three months ended March 31, 2020. The difference was due to the hire of Mike Sheik on May 1, 2020.

●	Costs for legal, accounting and other professional services for the three months ended March 31, 2021 were $39,123, as compared to $22,574 for the three months ended March 31, 2020. The increase was due to contracting of a Project Manager for the ongoing clinical trials.

●	Sales and marketing expense for the three months ended March 31, 2021 were $3,500, as compared to $9,489 for the three months ended March 31, 2020. The decrease was due reduced PR efforts.

●	The remaining miscellaneous G&A expenses totaled $470,697, including a $420,750 summary judgement against the Company, for the three months ended March 31, 2021, as compared to $42,479 for the three months ended March 31, 2020. The decrease was due to attendance at the JP Morgan Investment Conference in 2019.

Stock-based Compensation

Stock-based compensation mounted to $774,558 for the three months ended March 31, 2021. The stock-based compensation for the three months ended March 31, 2020 was $155,501. The increase was due to the liquidation of the 2010 Stock Plan.

Interest Expense and Amortization of Debt Discount and Premium

During the three months ended March 31, 2021, the Company didn’t record any premium accretion to additional paid-in capital, and in amortization of debt discount, as compared to, $104,458 of premium accretion and a debt discount amortization of $166,722 (including warrant amortization of $145,438) for the three months ended March 31, 2020. The interest for the convertible notes outstanding amounted to $87,410, as compared to $107,730 for the three months ended March 31, 2020.

Non-Controlling Interest

For the three months ending March 31, 2021 there was a non-controlling interest attribution of $154,614. No attribution was made as at March 31, 2020.

Net Loss

The Company generated a net loss for the three months ended March 31, 2021 of $1,621,707. In comparison, for the three months ended March 31, 2020, the Company generated a net loss of $540,495. The increased loss is a result of the summary judgement against the Company, the commencement of Research & Development as well as the liquidation of the 2010 Stock Plan.

Cash-Flows

Net cash used in operating activities was $391,100 and $156,789 for the three months ended March 31, 2021 and 2020, respectively. The increase was due to Research and Development starting in the 4th quarter of 2020.

In the three months ended March 31, 2021 the Company is in the process of filing a patent, and $8,953 was spent in legal fees. In the three months ended March 31, 2021 there was no investment activities.

Cash flows from financing activities were $450,000 and $43,891 for the three months ended March 31, 2021 and 2020, respectively. The significant change was a $450,000 investment by our JV partner in the Company’s subsidiary, Pharmalectin.

Available cash was $91,635 and $43,891 at March 31, 2021 and March 31, 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2020, our assets consisted of was $91,635 in cash, $274,715 in pre-paid expenses and $18,953 in intangible assets in form of capitalized patent expenses. We had total liabilities of $2,878,322, which were all current liabilities, and which consisted of $845,216 in accounts payable and accrued expenses (of which $368,367 was payable to related parties), and $1,612,356 in the form of ten convertible loans currently in default. As a result of defaulting on the notes, the debt premium as well as the debt discounts are fully amortized. On January 20, 2021 the Supreme Court of the State of New York, County of Nassau, granted Power Up a summary judgement against the Company for Breach of Contact, awarding Power Up damages in the amount of $420,750, in the balance sheet classed as other short-term debt. The equivalent numbers As at December 31, 2020, our assets consisted of was $41,688 in cash, $274,715 in pre-paid expenses and $10,000 in intangible assets in form of capitalized patent expenses. We had total liabilities of $2,267,659, which were all current liabilities, and which consisted of $655,303 in accounts payable and accrued expenses (of which $307,176 was payable to related parties), and $1,612,356 in the form of ten convertible loans currently in default. As a result of defaulting on the notes, the debt premium as well as the debt discounts are fully amortized.

At March 31, 2021, we have total working capital of negative $2,511,972 and an accumulated deficit of $6,343,630. Comparatively, at December 31, 2020, we had total working capital of negative $1,951,256 and an accumulated deficit of $4,721,923. We believe that we must raise not less than $3,700,000 in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the ten convertible notes.

Future Financing

We have a commitment from our JV partner to invest a total of $5 million in the Company’s subsidiary, at March 31, 2021 $1,400,000 has been released, and at December 31, 2020 $950,000 had been released. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

Contractual Obligations

As at March 31, 2021, our contractual obligations include ten convertible notes, with a face value of $938,400 and of accrued interest for these notes mounting to $350,545, described under Note 7 to the Financial Statements. As a result of the ten-day SEC suspension of April 16, 2020, the notes entered into default resulting in a default penalty of $673,956, increasing the principal owed to $1,612,356.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at March 31, 2021, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 3 months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

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

As a result of the SEC ordered suspension the Company defaulted on outstanding Convertible Notes; resulting in an increase of the interest to ranges between 15% and 24% and the principal to increase to 168% of principal loan amount. The convertible debt increased by $673,956 to $1,612,356 while the interest accrual increased to approximately $28,563/month, amounting to $263,135 at March 31, 2021. At the default date, April 16, 2020, remaining debt discount of $76,265 was amortized to interest expense and the remaining debt premium of $856,560 was accredited to additional paid-in capital.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended March 31, 2021 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: May 14, 2021	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer