Form 10-Q
period 2021-06-30
BIOXYTRAN, INC
filed 2021-08-10
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 001-35027

BIOXYTRAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Second Ave., Ste 605, Needham, MA	02494
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2021
Common Stock, $0.001 par value per share	109,871,998 shares

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., June 30, 2021

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$388,043	$41,688
Pre-paid expenses	499,300	274,715
Total current assets	887,343	316,403

Intangibles, net	18,954	10,000

Total assets	$906,297	$326,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$151,420	$348,127
Accounts payable related party	—	307,176
Convertible notes payable, net of premium and discount, related party	1,000,000	—
Convertible notes payable, net of premium and discount	1,062,253	1,612,356
Total current liabilities	2,213,673	2,267,659

Total liabilities	2,213,673	2,267,659

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 109,871,998 issued and outstanding as at June 30, 2021 and 97,450,673 as at December 31, 2020	109,872	97,451
Additional paid-in capital	4,736,091	1,795,125
Non-controlling interest	1,086,992	888,091
Accumulated deficit	(7,240,331)	(4,721,923)
Total stockholders’ equity (deficit)	(1,307,376)	(1,941,256)

Total liabilities and stockholders’ equity (deficit)	$906,297	$326,403

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses:
Research and development	$718,652	$—	$1,065,685	$—
General and administrative	272,614	102,418	839,934	212,960
Compensation Expense	51,050	9,491	825,608	164,992
Total operating expenses	1,042,316	111,909	2,731,227	377,952

Loss from operations	(1,042,316)	(111,909)	(2,731,227)	(377,952)

Other expenses:
Interest expense	(84,217)	(740,424)	(171,627)	(848,154)
Debt discount amortization	(17,103)	(76,265)	(17,103)	(242,987)
Total other income (expenses)	(101,320)	(816,689)	(188,730)	(1,091,141)

Net loss before provision for income taxes	(1,143,636)	(928,598)	(2,919,957)	(1,469,093)

Provision for income taxes	—	—	—	—
NET LOSS	(1,143,636)	(928,598)	(2,919,957)	(1,469,093)

Net loss attributable to the non-controlling interest	246,935	—	401,549	—

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(896,701)	$(928,598)	$(2,518,408)	$(1,469,093)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic	103,371,579	97,031,673	101,753,891	92,144,316
diluted	119,868,472

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount	Common	Preferred	Accumulated Deficit	Non-controlling Interest		Total Equity
December 31, 2019	86,475,673	$86,476	—	$—	$1,355,542	$—	$(2,241,305)	$—		$(799,287)
Issuance of warrants					145,438					145,438
Conversion of warrants	750,000	750			(750)				—
Options issued and vested - 2010 Plan					5,004					5,004
Shares issued to BoD & Mgmnt - 2010 Plan	6,000	6			2,241					2,247
Shares issued to Consultants - 2010 Plan	650,000	650			147,600					148,250
Debt premium on convertible note					(937,007)					(937,007)
Debt premium accretion					104,568					104,568
Shares issued for conversion of principal and accrued interest	350,000	350			33,782					34,132
Net loss							(540,495)			(540,495)
March 31, 2020	88,231,673	$88,232	—	$—	$856,418	$—	$(2,781,800)	$—		$(1,837,150)

Options issued and vested - 2010 Plan					691					691
Shares issued to BoD & Mgmnt - 2010 Plan	8,800,000	8,800							8,800
Debt premium accretion					856,560					856,560
Net loss							(928,598)			(928,598)
June 30, 2020	97,031,673	$97,032	—	$—	$1,713,669	—	$(3,710,398)	$—		$(1,899,697)

	Common Stock		Preferred Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount	Common		Preferred	Accumulated Deficit	Non-controlling Interest	Total Equity
December 31, 2020	97,450,673	$97,451	—	$—		$1,795,125	$—	$(4,721,923)	$888,091		$(1,941,256)
Options issued and vested - 2021 Plan						6,750					6,750
Shares issued to BoD & Mgmnt - 2010 Plan	1,366,800	1,367			326,665					328,032
Shares issued to Consultants - 2010 Plan	1,832,400	1,832				437,944					439,776
Subsidiary stock transactions									450,000		450,000
Net loss attributable to the non-controlling interest									(154,614)		(154,614)
Net loss								(1,621,707)			(1,621,707)
March 31, 2021	100,649,873	$100,650	—	$—		$2,566,484	$—	$(6,343,630)	$1,183,477		$(2,493,019)

Options issued and vested - 2021 Plan						7,650					7,650
Shares issued to BoD & Mgmnt - 2021 Plan	90,000	90			15,210					15,300
Shares issued to Consultants - 2021 Plan	610,000	610				27,040					27,650
Shares issued to BoD & Mgmnt for conversion of debt	7,591,261	7,591				979,273					986,864
Shares issued to Consultants for conversion of debt	930,864	931				120,111					121,042
Forgiveness of related party						1,020,323					1,020,323
Subsidiary stock options									450		450
Subsidiary stock transactions									150,000		150,000
Net loss attributable to the non-controlling interest									(246,935)		(246,935)
Net loss								(896,701)			(896,701)
June 30, 2021	109,871,998	$109,872	—	$—		$4,736,091	$—	$(7,240,331)	$1,086,992		$(1,307,376)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,919,957)	$(1,469,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Debt discount amortization, incl. issuance of warrants	17,103	242,987
Default fee convertible notes	—	666,456
Stock-based compensation	825,608	164,992
Changes in operating assets and liabilities:
Pre-paid expenses	(224,586)	—
Other receivable	—	50,000
Accounts payable and accrued expenses	217,851	61,048
Accounts payable related party	674,290	87,176
Net cash used in operating activities	(1,409,691)	(196,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(8,954)	—
Net cash used in investing activities	(8,954)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary stock transactions	600,000	—
Proceeds from issuance of convertible notes payable	1,165,000	264,000
Repayment of convertible notes payable	—	(232,948)
Net cash provided by financing activities	1,765,000	31,052

Net increase (decrease) in cash	346,355	(165,382)
Cash, beginning of period	41,688	169,628
Cash, end of period	$388,043	$4,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$91,362
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	—	145,438
Debt discount on convertible note	102,747	—
Debt premium on convertible note	—	937,007
Accretion of debt premium to additional paid-in capital	—	961,128
Common shares issued for the conversion of principal and accrued interest	1,107,906	34,132
Forgiveness of related party debt recorded to additional paid-in capital	$1,020,323	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues, in a safe and efficient manner.

Our Subsidiary, Pharmalectin, Inc. (the “Subsidiary”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address conditions related to Covid-19.

Organization

Bioxytran, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized common shares with a par value of $0.001, and 50,000,000 preferred shares with a par value of $0.001. There are currently 109,871,998 outstanding shares, 272,000 cashless warrants with an average remaining exercise time of 3.40 years at a price of $2.00 and 623,000 options with an average remaining exercise time of 1.63 years at an average price of $0.59.

The Subsidiary was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. There are currently 25,500,000 outstanding shares, and 4,500,000 with an average remaining exercise time of 4.90 years at a price of $0.33; 21,000,000 shares (82%) are held by the Company and 4,500,000 (18%) shares by minority shareholders. The options, originally issued to the Subsidiary’s management under the 2017 Stock Plan, are currently held by an affiliated company.

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

Net Loss per Common Share, basic and diluted

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “if converted” method.

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

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments form transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.” During the six months ended June 30, 2021, the Company sold 1.8 million shares in its subsidiary Pharmalectin to external investors for a total amount of $600,000. Accordingly, APIC has been adjusted with this amount for the six months ended June 30, 2021, no such transaction took place during the six months ended June 30, 2020.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the three and six months ended June 30, 2021 and 2020.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the six months ended June 30, 2021 the Company incurred $1,065,685 in research and development expenses, while during the six months ended March 31, 2020 the Company did not incur any such expenses.

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

Debt Restructuring

We follow the provisions of ASC 470-50, Modifications and Extinguishments, to account for all modifications or extinguishments of debt instruments. Under ASC 470-50, modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at June 30, 2021, the Company had cash of $388,043 and a negative working capital of $1,326,329. The Company has not yet generated any revenues, and has incurred cumulative net losses of $7,240,331. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ending June 30, 2021, the Company had raised $600,000 in cash proceeds from the issuance of common stock in our Subsidiary and $1,165,000 cash generating 1-year convertible notes at 6% interest, with net cash proceeds of $1,045,150. During the same period in 2020, the Company raised $264,000 from the issuance of convertible notes, and paid back $242,938. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2021.

On June 24, 2021 the Company issued an S-1 for 5,300,000 shares at $1/share, for an amount of $5,300,000 with an estimated $477,000 Dealer Manager Fee, aiming to raise a net of $4,823,000. Further, the Company issued a selling shareholder prospectus for up to 17,653,077 shares through conversion of outstanding convertible notes at $0.13/share for a total of $2,165,000 plus accrued interest. There can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

NOTE 4 – PRE-PAID EXPENSES AND OTHER CURRENT ASSETS

On June 30, 2021 there was $499,300 in Pre-paid Expenses for a Contract Research Organization (CRO) for the upcoming Indian Phase III clinical trial of ProLectin-M as an oral treatment of mild to moderate Covid-19 patients planned for the third quarter of 2021. At December 31, 2020, there were $274,715 in Pre-paid Expenses.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2021 and the year ended December 31, 2020.

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

	Estimated Life (years)	June 30, 2021	December 31, 2020
Capitalized patent costs	20	$18,954	$10,000
Accumulated amortization		—	—

Intangible assets, net		$18,954	$10,000

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On June 30, 2021, there was no accounts payable to related parties in form of payroll and accrued expenses. On December 31, 2020 there was $307,176 in Accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at June 30, 2021 and at December 31, 2020:

	June 30, 2021	December 31, 2020
Accounts payable related party (1)	$—	$307,176
Professional fees	125,352	84,325
Interest	20,735	263,135
Other accounts payable	5,333	667
Default Penalty	—	673,956
Convertible notes payable, net of premium and discount	2,062,253	938,400
Total	$2,213,673	$2,267,659

(1)	Debt to related parties was on May 2, 2020 moved into convertible notes, and subsequently, on June 4, 2021 converted into common shares. At December 31, 2020 there was $120,000 to each the CFO and the CEO for 20 months of salary for the period May 2019 through December 2020, and $67,176 to the VPBD for salary and expenses for the period May through December 2020.

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

Debt Restructuring

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT is suspended for the period April 16 through April 29, 2020.

As a result of the SEC ordered suspension the Company defaulted on ten outstanding Convertible Notes; resulting in an increase of the interest to 21% and the principal to increase to 168% of principal loan amount. The convertible debt increased by $666,456 to $1,604,856 while the interest accrual increased to approximately $28,563/month. At the default date, April 16, 2020, remaining debt discount of $76,265 was amortized to interest expense and the remaining debt premium of $856,560 was accreted to additional paid-in capital.

On May 2 and 3, 2021, Bioxytran, Inc. (the “Company”) entered into nine Note Agreements for a total amount of $3,266,846 in 1-year notes (the “New Notes”), with an interest rate of 6% convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising receiving gross proceeds of not less than $500,000.

The Notes require the Company prepare and file a Registration Statement on Form S-1 within a period of 60 days from issuance of the New Notes. A Form S-1 was filed with the SEC on June 24, 2021 and was declared effective by SEC on July 23, 2021, wherein the notes have a 180-day lock-up period.

The transactions set forth below were approved by the Company’s Board of Directors on June 4, 2021.

Name		Amount due June 30, 2021	Accrued interest June 30, 2021		Converted notes		Interest due at conversion	Converted price	Stock issued for Note conversion
Notes sold in exchange for cash	(1)	$1,165,000	$10,270	$		$		$—	—
Notes issued in exchange for accounts payable related party	(2)				981,466		5,398	0.13	7,591,261
Notes issued in exchange for accounts payable consultant	(2)				120,380		662	0.13	930,864
Note issued in exchange for defaulted notes	(3)	1,000,000	10,105					—	—
		$2,165,000	$20,375		$1,101,846		$6,060		8,522,125

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	The notes were exchanged in exchange for $1,101,846 of Accounts Payable due to three officers and two consultants, the notes were converted into equity on June 4, 2021.
(3)	The "Old Notes" were paid off and assumed by a different entity/company that is considered a related party. Portions of the balance was forgiven and a new note of $1,000,000 was issued.

The defaulted notes were returned to the Company on May 26, 2021. The debt forgiveness of $1,020,323 recorded as additional paid-in capital.

Name	Due at May 26, 2019	Principal Amount	Default Penalty	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Accrued Interest
Old Notes	Defaulted	$938,400	$673,956	272,000	5	2.00	$97,279	$407,967

As part of the pay-off, the debt originating from a January 20, 2021 summary judgement by the Supreme Court of the State of New York, County of Nassau, awarding Power Up damages in the amount of $420,750 for Breach of Contact was agreed to be dismissed by prejudice. and as a result, the damages recorded in the first quarter of 2021 was reversed in the Statement of operations.

The outstanding warrants were transferred to the Company’s officers in lieu of interest on amounts due as at May 31, 2021.

Convertible notes payable consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Principal balance	$2,165,000	$938,400
Default penalty	—	673,956
Unamortized debt discount	(102,747)	—
Outstanding, net of premium and discount	$2,062,253	$1,612,356

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred stock

As of June 30, 2021, no preferred shares have been designated or issued.

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

For the six months ending June 30, 2020, 456,000 shares were awarded under the 2010 Stock Plan for a total value of $159,297.

On June 4, 2021, 7,591,261 shares of common stock were issued to management as a result of conversion of accrued interest and principal for three convertible notes for a total of $986,864, in reliance on an exemption under Section 4(2)(a).

On June 4, 2021, 930,864 shares of common stock were issued to management as a result of conversion of accrued interest and principal for two convertible notes for a total of $121,042, in reliance on an exemption under Section 4(2)(a).

For the six months ending June 30, 2021, 3,899,200 shares were awarded under the 2010 and the 2021 Stock Plans for a total value of $810,758.

As at June 30, 2021, the Company has 109,871,998 shares of common stock issued and outstanding. At December 31, 2020 there were 97,450,673 shares of common stock issued and outstanding.

Common Stock Warrants

For the six months ended June 30, 2021 the Company did not issue any warrants. For the six months ended June 30, 2020 the Company issued 408,333 Warrants as part of convertible note agreements. The warrants total value allocated to debt discount was $129,929.

The fair value of stock warrants granted for the six months ended June 30, 2021 was calculated with the following assumptions:

June 30, 2020
Risk-free interest rate	0.46 - 1.67%
Expected dividend yield	0%
Volatility factor (monthly)	158.22%
Expected life of warrant	5 years

The following table summarizes the Company’s common stock warrant activity for the six months ended June 30, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2020	616,666	$1.06	4.2
Granted	405,334	0.36	0.9
Exercised	(750,000)	—	—
Forfeited/Canceled	—	—	—
Outstanding as at December 31, 2020	272,000	$2.00	3.9
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at June 30, 2021	272,000	$2.00	3.4

On June 4, 2021, the Warrants were transferred to the Company’s officers in lieu of interest on amounts due as at May 31, 2021.

The following table summarizes information about stock warrants that are vested or expected to vest at June 30, 2021:

		Warrants Outstanding				Exercisable Warrants
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$2.00	272,000	$2.00	3.40	$—	272,000	$2.00	3.40	$—

The following table sets forth the status of the Company’s non-vested warrants as at June 30, 2021 and December 31, 2020:

	Number of Warrants	Weighted- Average Grant-Date Fair Value
Non-vested as at December 31, 2020	—	$—
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as at June 30, 2021	—	$—

The weighted-average remaining contractual life for warrants exercisable at June 30, 2021 is 3.65 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at June 30, 2021 and at December 31, 2020 was $0.

Sales of Shares in Subsidiary

	# of shares	# of options	June 30, 2021	December 31, 2020
Minority owners cash investment	4,500,000		$1,550,000	$950,000
Bioxytran non-dilutive equity	15,000,000		1,500	1,500
Bioxytran dilutive equity	6,000,000		2,000,000	—
Issued stock options @ $0.33		4,500,000	450	—
	25,500,000	4,500,000	3,551,950	951,500

For the six months ended June 30, 2021 there were 1,800,000 shares sold in the Company’s Subsidiary, Pharmalectin, Inc. for a total of $600,000. For the six months ended June 30, 2020 there were no such transaction.

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

As at January 18, 2021, the 2010 Stock Plan was retired and depleted. On January 19, 2021, the Board of Directors “The 2021 Stock Plan” (2021 Plan) with the same terms as the 2010 Plan, as at June 30, 2021, 90,000 options and 700,000 shares have been awarded from the 2021 Plan.

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

Shares Awarded and Issued 2021 Plan:

On April 1, 2021 the Company granted 10,000 shares, with a fair market value of $0.17/share at the time of award, to a Medical Advisory Board Member for her contribution in the Company’s Advisory Board, for a total of $1,700.

On April 1, 2021 the Company granted 90,000 shares with a fair market value of $0.17/share to three members of the Audit Committee as compensation for their contribution in the Audit Committee, for a total of $15,300.

On April 22, 2021 the Company granted 150,000 shares with a fair market value of $0.17/share at the time of award, to a consultant for assistance with the Companies PR work, for a total of $25,500.

On June 15, 2021 the Company granted 450,000 shares with a fair market value of $0.001/share at the time of award, to a consultant for assistance with the Companies PR work, for a total of $450.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2019	471,000	$0.27 – 1.49	$0.77
Shares Issued	9,456,000	0.003 – 0.44	0.01
Shares Issued as of June 30, 2020	9,927,000	$0.003 – 1.49	$0.10

Shares Issued as of December 31, 2020	11,002,000	$0.003 – 1.49	$0.10
Shares Issued	3,899,200	0.001 – 0.24	0.21
Shares Issued as of June 30, 2021	15,001,200	$0.001 – 1.49	$0.13

For the six months ended June 30, 2021, the Company recorded stock-based compensation expense of $810,758 in connection with share-based payment awards. For the six months ended June 30, 2021, the Company recorded stock-based compensation expense of $159,297 in connection with share-based payment awards.

Stock options granted and vested 2010 Plan:

On January 1, 2020 the Company granted 3,000 three-year options immediately vested at an exercise price of $0.31 a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $603.

On February 1, 2020 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.15 an Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $4,401.

Stock options granted and vested 2021 Plan:

On February 1, 2021 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.20 to an Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $6,750.

On May 1, 2021 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.19 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $7,650.

The fair value of stock options granted and revaluation of non-employee consultant options for the six months ended June 30, 2021 and 2020 was calculated with the following assumptions:

	June 30, 2021	June 30, 2020
Risk-free interest rate	0.17 – 0.35%	1.32 – 1.69%
Expected dividend yield	0%	0%
Volatility factor (monthly)	161.18%	126.37%
Expected life of options	3 years	3 years

For the six months ended June 30, 2021, the Company recorded compensation expense of $14,400 in connection with awarded stock options. For the six months ended June 30, 2020 the amount was $5,004. As at June 30, 2021, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021, and 2020:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2019	341,000	$0.61 – 1.21	$0.96
Granted	96,000	0.001 – 0.31	0.08
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of June 30, 2020	437,000	$0.001 – 1.21	$0.77

Outstanding as of December 31, 2020	533,000	$0.001 – 1.21	$0.71
Granted	90,000	0.19 – 0.20	0.20
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of June 30, 2021	623,000	$0.001 – 1.21	$0.59

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2021:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	1.83	$—	45,000	$0.001	1.83	$—
0.05	3,000	0.05	2.25	—	3,000	0.05	2.25	—
0.15	90,000	0.15	1.83	—	90,000	0.15	1.83	—
0.18	45,000	0.18	2.33	—	45,000	0.18	2.33	—
0.19	45,000	0.19	2.58	—	45,000	0.19	2.58	—
0.20	48,000	0.20	2.55	—	48,000	0.20	2.55	—
0.31	3,000	0.31	1.50	—	3,000	0.31	1.50	—
0.32	3,000	0.32	1.75	—	3,000	0.32	1.75	—
0.73	3,000	0.73	1.25	—	3,000	0.73	1.25	—
0.61	45,000	0.61	1.34	—	45,000	0.61	1.34	—
0.95	200,000	0.95	1.20	—	200,000	0.95	1.20	—
1.09	3,000	1.09	1.00	—	3,000	1.09	1.00	—
1.10	45,000	1.10	1.08	—	45,000	1.10	1.08	—
1.21	45,000	1.21	0.83	—	45,000	1.21	0.83	—
$0.001 – 1.21	623,000	$0.59	1.63	$—	623,000	$0.59	1.63	$—

The following table sets forth the status of the Company’s non-vested stock options as of June 30, 2021 and December 31, 2020:

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested as of December 31, 2020	—	$—
Granted	90,000	0.20
Forfeited	—	—
Vested	90,000	0.20
Non-vested as of June 30, 2021	—	$—

The weighted-average remaining estimated life for options exercisable at June 30, 2021 is 1.63 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at June 30, 2021. The aggregate intrinsic value of options exercised for the six months ended at June 30, 2021 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises for the six months ended at December 31, 2020 was no options available for exercise.

At June 30, 2021 the Company there are 16,801,430 options or stock awards available for grant under the 2021 Plan.

Options granted in Subsidiary

For the six months ended June 30, 2021 there were 4,500,000 3-year options grated in the Company’s Subsidiary, Pharmalectin, Inc., under the 2017 Plan. The options are immediately exercisable at a price of 3 shares for one dollar. The options total fair value at the time of award were $450. For the six months ended June 30, 2020 there were no such transaction.

At June 30, 2021 the Subsidiary there are no options or stock awards available for grant under the 2017 Plan.

NOTE 10 – NON-CONTROLLING INTEREST

	June 30, 2021	December 31, 2020
Net loss Subsidiary	(2,063,754)	(687,883)
Net loss attributable to the non-controlling interest	401,549	61,909
Net loss affecting Bioxytran	(1,662,205)	(625,974)

Accumulated losses	(2,751,637)	(687,883)
Accumulated losses attributable to the non-controlling interest	463,459	61,909
Accumulated losses Bioxytran	(2,288,178)	(625,974)

Net equity non-controlling interest	1,086,992	888,091

At December 31, 2020 there were 17,700,000 outstanding of 30,000,000 issued in the Subsidiary. The Company owed 15 million (85%) of shares. At June 30, 2021 there are 25,500,000 shares outstanding and the Company owns 21 million (82%) of the shares. An additional 4,500,000 3-year options exercisable at $0.33 has been granted to the management of the Subsidiary under the 2017 Plan.

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

The underlying convertible note was, per agreement of the parties, cancelled on June 4, 2021, with Power Up agreeing to a stipulation of discontinuance with prejudice of the law-suite and forfeiture of earlier awarded damages.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2021 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Common stock

Shares awarded, but not yet issued, under the 2021 Stock Plan:

On July 1, 2021 the Company granted 10,000 shares to a Medical Advisory Board Member for her contribution to the Company during the second quarter of 2021. The total fair market value at the time of the award was $10, or $0.001/share.

On July 1, 2021 the Company granted 90,000 shares to three Board Members in reward of their attendance at Board and Committee meetings during the second quarter of 2021. The total fair market value at the time of the award was $90, or $0.001/share.

Stock options granted and vested, under the 2021 Stock Plan:

On August 1, 2021 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.001 to an Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $45.

The Company’s management has evaluated events occurring after June 30, 2021 through the date the financial statements were issued and did not identify any further subsequent events requiring disclosure.

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

Bioxytran, Inc. is headquartered in Needham, Massachusetts. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for stroke. BXT-25 will be designed to be an injectable anti-necrosis drug specifically designed to treat a person immediately after that person suffers an ischemic stroke. The drug is designed to be injected intravenously to travel to the lungs to pick up oxygen molecules to carry to the brain. Like a red blood cell, the drug will cross the blood brain barrier, which is a protective semi-permeable membrane allowing some material to cross but preventing others from crossing. BXT-25 will be designed to diffuse oxygen into the brain tissues. We expect the BXT-25 molecule to be 5,000 times smaller than a red blood cell.

Our Subsidiary is continuing our clinical trials with a candidate named, ProLectin-Rx a complex polysaccharide derived from galactomannan and pectin respectively, that binds to, and blocks the activity of galectin-1 and -3, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

ProLectin-M’s clinical data shows non-toxicity and efficacy for treatment of mild to moderate COVID-19. In our initial Phase I/II clinical trial are published as a peer-reviewed scientific report in the Journal of Vaccines & Vaccinations: https://www.longdom.org/open-access/galectin-antagonist-use-in-mild-cases-of-sarscov2-pilot-feasibility-randomised-open-label-controlled-trial-61087.html. The Company is currently working on a Phase III clinical trial with the CDCSO in India, and is preparing its IND for a Phase III clinical trial with the FDA, soon to be followed by a Phase III submission with the EMEA. The clinical trials are expected to take place in July through August, 2021. Further, the Company is also preparing an IND for a second drug candidate ProLectin-I with similar galactin blocking capabilities as the oral drug, ProLectin-M, but IV-injectable for severe cases of COVID-19. The initial Phase I/II clinical trial is planned for August through October, 2021. The described clinical trials are subject to additional funding.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 7 of the financial statements, the Company has currently four convertible loans outstanding at a total face value of $2,165,000.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products as of the fourth quarter of 2020 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

Research and Development

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Research and development:
Process development	$166,800	$—	$339,000	$—
Product development	109,000	—	221,600	—
Regulatory	39,956	—	59,189	—
Clinical trials	274,715	—	308,715	—
Project management	128,181	—	137,181	—
Total research and development	$718,652	$—	$1,065,685	$—

As a result of the development of two drugs in the fourth quarter of 2020, we are rapidly expanding our research and development (R&D) expenses, the trend is intended to be maintained over the upcoming periods.

General and Administrative

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
General and administrative expenses:
Payroll and related expenses	$616,287	$48,000	$668,260	$84,000
Costs for legal, accounting and other professional services	35,991	20,788	95,114	43,361
Marketing expense	—	124	3,500	9,613
Miscellaneous expenses	41,086	33,506	493,810	75,986
Total general and administrative	$693,364	$102,418	$1,260,684	$212,960

The significant increase in Payroll and related expenses for the three and six months ended June 30, 2021 were due to the roll-out of market-based salaries for the Company’s management.
The Costs for legal, accounting and other professional services for the three and six months ended June 30, 2021 has significantly increased due to a lawsuit, and an uptake in contract review related to our drug development.
Sales and marketing expense for the six months ended June 30, 2021 were $3,500, as compared to $9,613 for the six months ended June 30, 2020.

The significant increase in miscellaneous G&A expenses during the six months ended June 30, 202 is related to a January 20, 2021 summary judgement against the Company for Breach of Contact, awarding the plaintif damages in the amount of $420,750.

Stock-based Compensation

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Compensation expense to BoD and Management	$15,750	$8,800	$343,782	$11,047
Compensation expense to consultants	35,300	691	481,826	153,945
Total compensation expense	$51,050	$9,491	$825,608	$164,992

Stock-based compensation mounted to $51,050 for the three months ended June, 2021. The stock-based compensation for the three months ended June 30, 2020 was $9,491. Stock-based compensation mounted to $825,608 for the six months ended June, 2021. The stock-based compensation for the six months ended June 30, 2020 was $165,992.

Other expenses

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Other (expenses):
Interest expense	(84,217)	(740,424)	(171,627)	(848,154)
Debt discount amortization	(17,103)	(76,265)	(17,103)	(242,987)
Total other income (expenses)	$(101,320)	$(816,689)	$(188,730)	$(1,091,141)

During the three months ended June 30, 2021, the Company recorded $17,103 in amortization of debt discount and the interest expense was 84,217. During the three months ended June 30, 2020, the Company recorded $76,265 in amortization of debt discount while the interest expense was $740,424 (the interest for the convertible notes outstanding amounted to $73,968 and $666,456 was recorded as default fee for the convertible notes).

During the six months ended June 30, 2021, the Company recorded $17,103 in amortization of debt discount, as compared to, $242,987 of debt discount amortization of for the six months ended June 30, 2020. The interest for the convertible notes amounted to $171,627, as compared to $848,154 (including a pre-pay fee of $91,362 for the early payment of a convertible note and the default penalty of $666,456) for the six months ended June 30, 2020.

Non-Controlling Interest

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss attributable to the non-controlling interest	$246,935	$—	$401,549	$—

For the three months ended June 30, 2021 there was a non-controlling interest attribution of $246,935. No attribution was made as at June 30, 2020. For the six months ended June 30, 2021 there was a non-controlling interest attribution of $401,549. No attribution was made as at June 30, 2020.

Net Loss

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss attributable to Bioxytran	$(896,701)	$(928,598)	$(2,518,408)	$(1,469,093)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic	103,371,579	97,031,673	101,753,891	92,144,316
diluted	119,868,472

The Company generated a net loss for the three months ended June 30, 2021 of $896,701. In comparison, for the three months ended June 30, 2020, the Company generated a net loss of $928,598. The Company generated a net loss for the six months ended June 30, 2021 of $2,518,408. In comparison, for the six months ended June 30, 2020, the Company generated a net loss of $1,469,093.

CASH-FLOWS

	Six months ended
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(1,409,691)	$(196,434)

Net cash used in investing activities	(8,954)	—

Net cash provided by financing activities	1,765,000	31,052

Cash, beginning of period	41,688	169,628
Cash, end of period	388,043	4,246
Net increase (decrease) in cash	$346,355	$(165,382)

Net cash used in operating activities was $1,409,691 and $196,434 for the six months ended June 30, 2021 and 2020, respectively. The increase was due to research and development activities the company started engaging in during the fourth quarter on 2020.

In the six months ended March 31, 2021 the Company is in the process of filing a patent, and $8,954 was spent in legal fees. In the six months ended March 31, 2020 there were no investment activities.

Cash flows from financing activities were $1,765,000 and $31,052 for the six months ended June 30, 2021 and 2020, respectively. 600,000 was direct investments in the Company’s Subsidiary, and 1,165,000 through the issuance of a convertible note, exercisable at $0.13/share.

The available cash was $388,043 and $4,246 in the end of the six months ended June 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	June 30, 2021	December 31, 2020
Current assets:
Cash	$388,043	$41,688
Pre-paid expenses	499,300	274,715
Total current assets	$887,343	$316,403

As of June 30, 2021, our current assets consisted of $388,043 in cash and $499,300 in pre-paid expenses. The pre-paid expenses were paid to a Clinical Research Organization (CRO) for the upcoming clinical trials.

Current Liabilities

	June 30, 2021	December 31, 2020
Current liabilities:
Accounts payable and accrued expenses	$151,400	$348,127
Accounts payable related party	—	307,176
Convertible notes payable, net of premium and discount, related party	1,000,000	—
Convertible notes payable, net of premium and discount	1,062,253	1,612,356
Other short-term debt	—	—
Total current liabilities	$2,213,673	$2,267,659

We had total liabilities of $2,213,673, which were all current, which consisted of $151,420 in accounts payable and accrued expenses, and $2,062,253 in four loans, convertible at $0.13/share. At December 31, 2020 total liabilities were $2,267,659, consisting of $655,303 in accounts payable and accrued expenses (of which $307,176 was payable to related parties), and $1,612,356 in the form of ten defaulted convertible loans.

Net Working Capital and Accumulated Deficit

	June 30, 2021	December 31, 2020
Net working capital	$(1,326,329)	$(1,951,256)

Accumulated deficit	$(7,240,331)	$(4,721,923)

At June 30, 2021, the net working capital was negative $1,326,329 and the accumulated deficit of $7,240,331. Comparatively, on December 31, 2020, we had net working capital of negative $1,951,256 and an accumulated deficit of $4,721,923. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	Six months ended
	June 30, 2021	June 30, 2020
Cash proceeds from financing activities
Proceeds from Subsidiary stock transactions	$600,000	$—
Proceeds from issuance of convertible notes payable	1,165,000	264,000
Repayment of convertible notes payable	—	(232,948)
Net cash provided by financing activities	$1,765,000	$31,052

During the six months ending June 30, 2021, the Company had raised $600,000 in cash proceeds from the issuance of common stock in our Subsidiary and $1,165,000 cash generating 1-year convertible notes at 6% interest, with net cash proceeds of $1,045,150. During the same period in 2020, the Company raised $264,000 from the issuance of convertible notes, and paid back $242,938. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2021.

Upcoming Financing Activities

Title of each class of security being registered	Amount to be registered	Proposed offering price	Proposed aggregate offering price
Common Stock, $0.001 par value	5,300,000	$1.00	$5,300,000
Common Stock, $0.001 par value	17,653,077	$0.13	2,294,900
Total	22,953,077		$7,594,900

On June 24, 2021 the company issued an S-1 for 5,300,000 shares at $1/share, for an amount of $5,300,000 with an estimated $477,000 Dealer Manager Fee, aiming to raise a net of 4,823,000.
The Company also issued a selling shareholder prospectus for up to 17,653,077 shares through conversion of outstanding convertible notes at $0.13/share for a total of $2,165,000 plus accrued interest.

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

Debt Restructuring

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT is suspended for the period April 16 through April 29, 2020.

As a result of the SEC ordered suspension the Company defaulted on ten outstanding Convertible Notes; resulting in an increase of the interest to 21% and the principal to increase to 168% of principal loan amount. The convertible debt increased by $666,456 to $1,604,856 while the interest accrual increased to approximately $28,563/month. At the default date, April 16, 2020, remaining debt discount of $76,265 was amortized to interest expense and the remaining debt premium of $856,560 was accreted to additional paid-in capital.

On May 2 and 3, 2021, Bioxytran, Inc. (the “Company”) entered into nine Note Agreements for a total amount of $3,266,846 in 1-year notes (the “New Notes”), with an interest rate of 6% convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising receiving gross proceeds of not less than $500,000.

The Notes require the Company prepare and file a Registration Statement on Form S-1 within a period of 60 days from issuance of the New Notes. A Form S-1 was filed with the SEC on June 24, 2021 and was declared effective by SEC on July 23, 2021, wherein the notes have a 180-day lock-up period.

The transactions set forth below were approved by the Company’s Board of Directors on June 4, 2021.

Name		Amount due June 30, 2021	Accrued interest June 30, 2021	Converted notes		Interest due at conversion		Converted price	Stock issued for Note conversion
Notes sold in exchange for cash	(1)	$1,165,000	$10,270	$		$		$—	—
Notes issued in exchange for accounts payable related party	(2)				981,466		5,398	0.13	7,591,261
Notes issued in exchange for accounts payable consultant	(2)				120,380		662	0.13	930,864
Note issued in exchange for defaulted notes	(3)	1,000,000	10,105					—	—
		$2,165,000	$20,375		$1,101,846		$6,060		8,522,125

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	The notes were exchanged in exchange for $1,101,846 of Accounts Payable due to three officers and two consultants, the notes were converted into equity on June 4, 2021.
(3)	The "Old Notes" were paid off and assumed by a different entity/company that is considered a related party. Portions of the balance was forgiven and a new note of $1,000,000 was issued.

The defaulted notes were returned to the Company on May 26, 2021. The debt forgiveness of $1,020,323 recorded as additional paid-in capital.

Name	Due at May 26, 2019	Principal Amount	Default Penalty	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Accrued Interest
Old Notes	Defaulted	$938,400	$673,956	272,000	5	2.00	$97,279	$407,967

As part of the pay-off, the debt originating from a January 20, 2021 summary judgement by the Supreme Court of the State of New York, County of Nassau, awarding Power Up damages in the amount of $420,750 for Breach of Contact was agreed to be dismissed by prejudice. and as a result, the damages recorded in the first quarter of 2021 was reversed in the Statement of operations.

The outstanding warrants were transferred to the Company’s officers in lieu of interest on amounts due as at May 31, 2021.

Subsidiary Equity Transactions

	# of shares	# of options	June 30, 2021	December 31, 2020
Minority owners cash investment	4,500,000		$1,550,000	$950,000
Bioxytran non-dilutive equity	15,000,000		1,500	1,500
Bioxytran dilutive equity	6,000,000		2,000,000	—
Issued stock options @ $0.33		4,500,000	450	—
	25,500,000	4,500,000	$3,551,950	$951,500

Net loss Subsidiary			$(2,063,754)	$(687,883)
Net loss attributable to the non-controlling interest			401,549	61,909
Net loss affecting Bioxytran			(1,662,205)	(625,974)

Accumulated losses			(2,751,637)	(687,883)
Accumulated losses attributable to the non-controlling interest			463,459	61,909
Accumulated losses Bioxytran			(2,288,178)	(625,974)

Net equity non-controlling interest			$1,086,992	$888,091

In the Subsidiary 4,500,000 shares (18%) is held by outside investors, while 21,000,000 (82%) is held by the Company. 4,500,000 options exercisable at $0.33 has been issued to the Subsidiary’s management in accordance with the 2017 Stock Plan. 50% the Subsidiary’s outstanding shares belonging to the Company are non-dilutive, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock.

At June, 30, 2021 6-month losses were $2,063,754 while the cumulates losses were $2,751,637, whereof for the 6-months ending June 30, 2021, $401,549 were attributable to the non-controlling interest, the cumulative amount attributable to non-controlling interest were $463,459. At December, 31, 2020 the total losses were $687,883, whereof $61,909 were attributable to the non-controlling interest. During the six months ended June 30, 2021 $600,000 has been invested by outside investors, $2,000,000 by the Company. $450 was issued in compensation expense to the management of the Subsidiary.

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

Contractual Obligations

	June 30, 2021	December 31, 2020
Interest on notes payable	$20,735	$263,135
Default penalty	—	673,956
Convertible notes payable	2,165,000	938,400
Total	$2,185,735	$1,875,491

Our contractual obligations include four convertible notes, for a total of $2,165,000 and of accrued interest for these notes mounting to $20,735, as at December 31, 2020 there were ten defaulted notes due for an amount of $1,875,491. At May 26, 2021, the defaulted notes were returned in exchange for a $1,000,000 note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at June 30, 2021, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The underlying convertible note was, per agreement of the parties, cancelled on May 26, 2021, with Power Up agreeing to a stipulation of discontinuance with prejudice of the law-suite and forfeiture of the mentioned awarded damages.

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

Item 3. Defaults Upon Senior Securities

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT is suspended for the period April 16 through April 29, 2020. As a result of the SEC ordered suspension the Company defaulted on ten outstanding Convertible Notes.

On May 26 2021, ten notes defaulted notes, the “Old Notes”, were retired, as the result of an agreement dated May 2, 2020, with the issuance of a 1-year $1,000,000 note payable with a 6% interest.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As a result of the SEC ordered suspension for the period April 16, through April 29, 2020, pursuant to Section 12(k) of the Securities Exchange Act of 1934, the company was required to reapply for trading on the OTCBB.

On July 23, 2021 the Company’s S-1 was declared effective by the SEC, with the objective to raise funds for the continued clinical trials and to get the Company traded on the OTCQB exchange, in accordance with regulations as outlined by the SEC. The work in getting the filing done with FINRA, in order to get listed again on the OTCQB, is in progress.

On July 15, 2021 Dr. Henry Esber resigned from the Board of Directors for health reasons. Dr. Esber was replaced by Dr. Hana Chen-Walden.

Dr. Hana Chen-Walden, M.D. is an Endocrinologist and has specialized in regulatory affairs in the pharmaceutical industry in the US and Europe. Dr. Chen-Walden has more than 35 years of regulatory experience with the EMEA and in individual European countries. Since 2004 to present, Dr. Chen-Walden consulted for European Clinical and Regulatory Consultancy in medical monitoring, quality assurance and regulatory input for clinical studies in the fields of oncology, cardiology, diabetes, neurology, respiratory diseases and medical devices. Dr. Chen Walden received her Doctorate of Medicine from University of Tel Aviv, Israel. Dr. Chen-Walden has practiced medicine in Germany and France. Our board of directors believes that Dr. Chen-Walden’s expertise and experience in practicing medicine, her perspective, depth and background in medical monitoring and quality assurance, and her leadership in regulatory affairs provide her with the qualifications and skills to serve on our board of directors.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended June 30, 2021 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: August 10, 2021	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer