Form 10-Q
period 2021-09-30
BIOXYTRAN, INC
filed 2021-11-17
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2021
Common Stock, $0.001 par value per share	109,871,998 shares

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., September 30, 2021

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$243,994	$41,688
Pre-paid expenses	499,300	274,715
Total current assets	743,294	316,403

Intangibles, net	18,954	10,000

Total assets	$762,248	$326,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$248,218	$348,127
Accounts payable, related party	338,826	307,176
Convertible notes payable, net of discount, related party	1,000,000	—
Convertible notes payable, net of discount	1,092,217	1,612,356
Total current liabilities	2,679,261	2,267,659

Total liabilities	2,679,261	2,267,659

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 109,871,998 issued and outstanding as at September 30, 2021 and 97,450,673 as at December 31, 2020	109,872	97,451
Additional paid-in capital	4,736,136	1,795,125
Non-controlling interest	952,462	888,091
Accumulated deficit	(7,715,483)	(4,721,923)
Total stockholders’ equity (deficit)	(1,917,013)	(1,941,256)

Total liabilities and stockholders’ equity (deficit)	$762,248	$326,403

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses:
Research and development	$181,962	$—	$1,247,647	$—
General and administrative	364,437	105,240	1,204,371	318,200
Compensation Expense	844	9,208	826,452	174,200
Total operating expenses	547,243	114,448	3,278,470	492,400

Loss from operations	(547,243)	(114,448)	(3,278,470)	(492,400)

Other income (expenses):
Interest expense	(32,475)	(86,593)	(204,102)	(919,677)
Debt discount amortization	(29,964)	(1,000)	(47,067)	(259,057)
Total other income (expenses)	(62,439)	(87,593)	(251,169)	(1,178,734)

Net loss before provision for income taxes	(609,682)	(202,041)	(3,529,639)	(1,671,134)

Provision for income taxes	—	—	—	—
NET LOSS	(609,682)	(202,041)	(3,529,639)	(1,671,134)

Net loss attributable to the non-controlling interest	134,530	—	536,079	—

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(475,152)	$(202,041)	$(2,993,560)	$(1,671,134)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	109,871,998	97,105,293	104,989,663	92,169,035

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount	Common	Preferred	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
December 31, 2019	86,475,673	$86,476	—	$—	$1,355,542	$—	$(2,241,305)	$—	$(799,287)
Issuance of warrants					145,438				145,438
Conversion of warrants	750,000	750			(750)				—
Options issued and vested - 2010 Plan					5,004				5,004
Shares issued to BoD & Mgmnt - 2010 Plan	6,000	6			2,241				2,247
Shares issued to Consultants - 2010 Plan	650,000	650			147,600				148,250
Debt premium on convertible note					(937,007)				(937,007)
Debt premium accretion					104,568				104,658
Shares issued for conversion of principal and accrued interest	350,000	350			33,782				34,132
Net loss				—			(540,495)	—	(540,495)
March 31, 2020	88,231,673	$88,232	—	$—	$856,418	$—	$(2,781,800)	$—	$(1,837,150)

Options issued and vested - 2010 Plan			—	—	691			—	691
Shares issued to BoD & Mgmnt - 2010 Plan	8,800,000	8,800							8,800
Debt premium accretion					856,560				856,560
Net loss							(928,598)		(928,598)
June 30, 2020	97,031,673	$97,032	—	$—	$1,713,669	—	$(3,710,398)	$—	$(1,899,697)

Options issued and vested - 2010 Plan					6,838				6,838
Shares issued to BoD & Mgmnt - 2010 Plan	3,000	3			567				570
Shares issued to Consultants - 2010 Plan	150,000	150			1,650				1,800
Net Loss		—		—			(202,041)	—	(202,041)
September 30, 2020	97,184,673	$97,185	—	$—	$1,722,724	—	$(3,912,439)	$—	$(2,092,530)

	Common Stock		Preferred Stock		Additional Paid in Capital
	Shares	Amount	Shares	Amount	Common	Preferred	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
December 31, 2020	97,450,673	$97,451	—	$—	$1,795,125	$—	$(4,721,923)	$888,091	$(1,941,256)
Options issued and vested - 2021 Plan			—	—	6,750				6,750
Shares issued to BoD & Mgmnt - 2010 Plan	1,366,800	1,367			326,665				328,032
Shares issued to Consultants - 2010 Plan	1,832,400	1,832			437,944				439,776
Subsidiary stock transactions								450,000	450,000
Net loss attributable to the non-controlling interest								(154,614)	(154,614)
Net loss							(1,621,707)		(1,621,707)
March 31, 2021	100,649,873	$100,650	—	$—	$2,566,484	$—	$(6,343,630)	$1,183,477	$(2,493,019)

Options issued and vested - 2021 Plan			—	—	7,650				7,650
Shares issued to BoD & Mgmnt - 2021 Plan	90,000	90			15,210				15,300
Shares issued to Consultants - 2021 Plan	610,000	610			27,040				27,650
Shares converted by BoD & Mgmnt	7,591,261	7,591			979,273				986,864
Shares converted by Consultants	930,864	931			120,111				121,042
Forgiveness of debt related party					1,020,323				1,020,323
Subsidiary stock options								450	450
Subsidiary stock transactions								150,000	150,000
Net loss attributable to the non-controlling interest								(246,935)	(246,935)
Net loss							(896,701)		(896,701)
June 30, 2021	109,871,998	$109,872	—	$—	$4,736,091	$—	$(7,240,331)	$1,086,992	$(1,307,376)

Options issued and vested - 2021 Plan			—	—	45				45
Net loss attributable to the non-controlling interest								(134,530)	(134,530)
Net Loss		—					(475,152)		(475,152)
September 30, 2021	109,871,998	$109,872	—	$—	$4,736,136	$—	$(7,715,483)	$952,462	$(1,917,013)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Nine months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,529,639)	$(1,671,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	47,067	259,057
Default fee convertible notes	—	666,456
Stock-based compensation	826,452	174,200
Changes in operating assets and liabilities:
Pre-paid expenses	(224,585)	—
Other receivable	—	50,000
Accounts payable and accrued expenses	313,849	150,125
Accounts payable, related party	1,013,116	163,135
Net cash used in operating activities	(1,553,740)	(208,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(8,954)	—
Net cash used in investing activities	(8,954)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	—	8,114
Proceeds from subsidiary stock transactions	600,000	—
Proceeds from issuance of convertible notes payable	1,165,000	264,000
Repayment of convertible notes payable	—	(232,948)
Net cash provided by financing activities	1,765,000	39,166

Net increase (decrease) in cash	202,306	(168,995)
Cash, beginning of period	41,688	169,628
Cash, end of period	$243,994	$633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$91,362
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	—	145,438
Debt discount on convertible note	119,850	—
Debt premium on convertible note	—	937,007
Accretion of debt premium to additional paid-in capital	—	961,128
Common shares issued for the conversion of principal and accrued interest, Related party	986,864	—
Common shares issued for the conversion of principal and accrued interest	121,042	34,132
Forgiveness of related party debt recorded to additional paid-in capital	$1,020,323	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

Our Foreign Subsidiary, Pharmalectin (BVI), Inc. (the “Foreign Subsidiary”) is the owner and custodian of the Company’s Copyrights, Trade Marks and Patents.

Organization

Bioxytran, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized common shares with a par value of $0.001, and 50,000,000 preferred shares with a par value of $0.001. There are currently 109,871,998 outstanding shares, 272,000 cash-less warrants with an average remaining exercise time of 3.15 years with an exercise price of $2.00 per share, with reset provisions, and 668,000 options with an average remaining exercise time of 1.47 years at an average price of $0.55 per share.

The Subsidiary was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 preferred shares with a par value of $0.0001. There are currently 33,034,200 outstanding shares, and 4,500,000 cash-less options with an average remaining exercise time of 4.65 years with an exercise price of $0.33 per share, with reset provisions; 28,534,200 shares (86%) are held by the Company and 4,500,000 (14%) shares by minority shareholders. The options, originally issued to the Subsidiary’s management under the 2017 Stock Plan, are currently held by an affiliated company.

The Foreign Subsidiary was organized on March 17, 2021 as a British Virgin Islands (BVI) Business Corporation with a BVI corporate taxing structure with 50,000 authorized shares with a par value of $1.00. There are currently 50,000 outstanding shares held by the Company.

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

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation, its majority owned subsidiary, Pharmalectin, Inc. of Delaware (collectively, the “Company”), as well as its wholly owned subsidiary, Pharmalectin (BVI), Inc of British Virgin Islands. All intercompany accounts have been eliminated upon consolidation.

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

Net Loss per Common Share, basic and diluted

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “if converted” method. At September 30, 2021 the potentially dilutive securities mount to 5,989,028 shares, the same number as at September 30, 2020.

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

Accounting for Subsidiary Stock Transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments form transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.” During the nine months ended September 30, 2021, the Company sold 1.8 million shares in its subsidiary Pharmalectin to external investors for a total amount of $600,000. Accordingly, APIC has been adjusted with this amount for the nine months ended September 30, 2021. No such transaction took place during the nine months ended September 30, 2020.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the three and nine months ended September 30, 2021 and 2020.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the nine months ended September 30, 2021 the Company incurred $1,247,647in research and development expenses, while during the nine months ended September 30, 2020 the Company did not incur any such expenses.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at September 30, 2021, the Company had cash of $243,994 and a negative working capital of $1,935,967. The Company has not yet generated any revenues, and has incurred cumulative net losses of $7,715,483. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ending September 30, 2021, the Company raised $600,000 in cash proceeds from the issuance of common stock in our Subsidiary and $1,165,000 in cash from issuing 1-year convertible notes at 6% interest, with net cash proceeds of $1,045,150. During the same period in 2020, the Company raised $264,000 from the issuance of convertible notes, and paid back $232,948. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2021.

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

NOTE 4 – PRE-PAID EXPENSES AND OTHER CURRENT ASSETS

On September 30, 2021 there was $499,300 in Pre-paid Expenses for a Contract Research Organization (CRO) for the upcoming Indian Phase III clinical trial of ProLectin-M as an oral treatment of mild to moderate Covid-19 patients planned for the third quarter of 2021. At December 31, 2020, there were $274,715 in Pre-paid Expenses.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

	Estimated Life (years)	September 30, 2021	December 31, 2020
Capitalized patent costs	20	$18,954	$10,000
Accumulated amortization		—	—
Intangible assets, net		$18,954	$10,000

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On September 30, 2021, there was $338,826 in accounts payable to related parties in form of payroll and accrued expenses, in addition to $100 in unissued shares owed to related parties. On December 31, 2020 there was $307,176 in accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at September 30, 2021 and at December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts payable related party (1)	$338,826	$307,176
Professional fees	193,740	84,325
Interest	53,210	263,135
Other accounts payable	569	667
Un-issued shares	699	—
Default penalty	—	673,956
Convertible notes payable, related party	1,000,000	—
Convertible notes payable, net of premium and discount	1,092,217	938,400
Total	$2,679,261	$2,267,659

(1)	At September 30, 2021 there was $133,043 to each the CFO and the CEO and $72,641 to the VPBD for 3 months of salary and expenses. At December 31, 2020 there was $120,000 to each the CFO and the CEO for 20 months of salary for the period May 2019 through December 2020, and $67,176 to the VPBD for salary and expenses for the period May through December 2020.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Between October 23, 2019 and March 18, 2020, the Company issued senior convertible debentures for an aggregate of $938,400 (the “Convertible Debentures”) in exchange for an aggregate net cash proceeds of $836,000, net of financing costs. The Convertible Debentures have a stated interest rate of 4-8% per annum payable quarterly beginning October 23, 2020 and were due one year from the date of issuance, the latest due March 18, 2021 and were convertible into shares of the Company’s common stock at the option of the holder at a conversion price to the lesser of: (i) the lowest trading price for the twenty-day period prior to the date of the Notes or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market.

Additionally, the variable conversion rate component requires that the Convertible Notes be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Notes.

Along with the issuance of the Convertible Debentures, the Company issued an aggregate of 272,000 warrants to purchase the Company’s common stock at $2.00 per share, expiring five years from the date of issuance, the latest being March 18, 2020. These warrants contain a cashless exercise and certain anti-dilutive (reset) provisions. The Company determined that the Warrants were exempt from derivative accounting and were valued at $97,279 on the Date of Inception using the Black Scholes Options Pricing Model. As the warrants were exercisable immediately, this debt discount was amortized in its entirety to interest expense on the Date of Issuance.

In connection with the Debt Restructuring, described here below, the outstanding warrants were transferred to the Company’s management (issued in the name of NDPD, Inc.) in lieu of interest on amounts due as at May 31, 2021.

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

The transactions set forth below were approved by the Company’s Board of Directors on June 4, 2021.

Name		Amount due September 30, 2021	Accrued interest September 30, 2021		Converted notes		Interest due at conversion	Converted price	Stock issued for Note conversion
Notes sold in exchange for cash	(1)	$1,165,000	$28,633	$		$		$—	—
Notes issued in exchange for accounts payable related party	(2)				981,466		5,398	0.13	7,591,261
Notes issued in exchange for accounts payable consultant	(2)				120,380		662	0.13	930,864
Note issued in exchange for defaulted notes	(3)	1,000,000	24,577					—	—
		$2,165,000	$53,210		$1,101,846		$6,060		8,522,125

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).

(2)	The notes were exchanged in exchange for $1,101,846 of Accounts Payable due to three officers and two consultants, the notes were converted into equity on June 4, 2021.

(3)	The “Old Notes” were paid off and assumed by a different entity/company that is considered a related party. Portions of the balance was forgiven and a new note of $1,000,000 was issued.

The defaulted notes were returned to the Company on May 26, 2021. The debt forgiveness of $1,020,323 was recorded as additional paid-in capital.

Name	Due at May 26, 2019	Principal Amount	Default Penalty	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Accrued Interest
Old Notes	Defaulted	$938,400	$673,956	272,000	5	2.00	$97,279	$407,967

As part of the pay-off, the debt originating from a January 20, 2021 summary judgement by the Supreme Court of the State of New York, County of Nassau, awarding Power Up damages in the amount of $420,750 for Breach of Contact was agreed to be dismissed by prejudice. and as a result, the damages recorded in the first quarter of 2021 was reversed in the Statement of operations.

As described in the above, the outstanding warrants were transferred to the Company’s management (issued in the name of NDPD, Inc.) in lieu of interest on amounts due as at May 31, 2021.

Convertible notes payable consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal balance	$1,165,000	$938,400
Principal balance, related party	1,000,000	—
Default penalty	—	673,956
Unamortized debt discount	(72,783)	—
Outstanding, net of premium and discount	$2,092,217	$1,612,356

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred stock

As of September 30, 2021, no preferred shares have been designated or issued.

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

For the nine months ending September 30, 2020, 9,609,000 shares were awarded under the 2010 Stock Plan for a total value of $161,667.

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

For the nine months ending September 30, 2021, 3,899,200 shares were issued under the 2010 and the 2021 Stock Plans for a total value of $810,758.

As at September 30, 2021, the Company has 109,871,998 shares of common stock issued and outstanding. At December 31, 2020 there were 97,450,673 shares of common stock issued and outstanding.

Common Stock Warrants

The Company accounts for warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. As of September 30, 2021, the Company has 272,000 warrants outstanding which are all classified as equity instruments and are fully exercisable.

The following tables summarize the Company’s common stock warrants activity for the nine months ended September 30, 2021 and 2020:

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	272,000	$2.00	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as of September 30, 2021	272,000	$2.00	$—

	Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	616,666	$1.06	$—
Granted	405,334	0.36	—
Exercised	(750,000)	—	—
Forfeited/Canceled	—	—	—
Outstanding as of September 30, 2020	272,000	$2.00	$—

The aggregate intrinsic value represents the pretax intrinsic value, based on the warrants with an exercise price less than the Company’s stock price of $0.0011 as of September 30, 2021, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

The outstanding warrants were transferred to the Company’s management (issued in the name of NDPD, Inc.) in lieu of interest on amounts due as at May 31, 2021.

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

As at January 18, 2021, the 2010 Stock Plan was retired and depleted. On January 19, 2021, the Board of Directors approved “The 2021 Stock Plan” (2021 Plan) with the same terms as the 2010 Plan, as at September 30, 2021, 90,000 options and 700,000 shares have been awarded from the 2021 Plan.

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

Shares Awarded, Non-issued 2021 Plan:

On July 1, 2021 the Company granted 10,000 shares to a Medical Advisory Board Member for her contribution to the Company during the second quarter of 2021. The total fair market value at the time of the award was $10, or $0.001/share and has been recorded in accounts payable, related party on the balance sheet.

On July 1, 2021 the Company granted 90,000 shares to three Board Members in reward of their attendance at Board and Committee meetings during the second quarter of 2021. The total fair market value at the time of the award was $90, or $0.001/share and has been recorded in accounts payable, related party on the balance sheet.

On August 2, 2021 the Company granted 699,000 shares to our Investment Banker as per engagement agreement for a total value of $699, or $0.001/share and has been recorded in accounts payable and accrued expenses on the balance sheet.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2019	471,000	$0.27 – 1.49	$0.77
Shares Issued	9,456,000	0.003 – 0.44	0.01
Shares Issued as of September 30, 2020	9,927,000	$0.003 – 1.49	$0.10

Shares Issued as of December 31, 2020	11,002,000	$0.003 – 1.49	$0.10
Shares Issued	3,899,200	0.001 – 0.24	0.21
Shares Issued as of September 30, 2021	15,001,200	$0.001 – 1.49	$0.13

For the nine months ended September 30, 2021, the Company recorded stock-based compensation expense of $810,758 in connection with share-based payment awards. For the nine months ended September 30, 2020, the Company recorded stock-based compensation expense of $161,667 in connection with share-based payment awards.

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

On August 1, 2021 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.001 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $45.

The fair value of stock options granted and revaluation of non-employee consultant options for the nine months ended September 30, 2021 and 2020 was calculated with the following assumptions:

	September 30, 2021	December 31, 2020
Risk-free interest rate	0.17 – 0.35%	1.32 – 1.69%
Expected dividend yield	0%	0%
Volatility factor (monthly)	161.18%	126.37%
Expected life of options	3 years	3 years

For the nine months ended September 30, 2021, the Company recorded compensation expense of $14,400 in connection with awarded stock options. For the nine months ended September 30, 2020 the amount was $12,533. As at September 30, 2021, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021, and 2020:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2019	341,000	$0.61 – 1.21	$0.96
Granted	96,000	0.001 – 0.31	0.08
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of September 30, 2020	437,000	$0.001 – 1.21	$0.77

Outstanding as of December 31, 2020	533,000	$0.001 – 1.21	$0.71
Granted	135,000	0.001 – 0.20	0.13
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of September 30, 2021	668,000	$0.001 – 1.21	$0.55

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2021:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	90,000	$0.001	2.21	$—	90,000	$0.001	2.21	$—
0.05	3,000	0.05	2.00	—	3,000	0.05	2.00	—
0.15	90,000	0.15	1.58	—	90,000	0.15	1.58	—
0.18	45,000	0.18	2.08	—	45,000	0.18	2.08	—
0.19	45,000	0.19	2.33	—	45,000	0.19	2.33	—
0.20	48,000	0.20	2.30	—	48,000	0.20	2.30	—
0.31	3,000	0.31	1.25	—	3,000	0.31	1.25	—
0.32	3,000	0.32	1.50	—	3,000	0.32	1.50	—
0.73	3,000	0.73	1.00	—	3,000	0.73	1.00	—
0.61	45,000	0.61	1.09	—	45,000	0.61	1.09	—
0.95	200,000	0.95	0.95	—	200,000	0.95	0.95	—
1.09	3,000	1.09	0.75	—	3,000	1.09	0.75	—
1.10	45,000	1.10	0.83	—	45,000	1.10	0.83	—
1.21	45,000	1.21	0.58	—	45,000	1.21	0.58	—
$0.001-1.21	668,000	$0.55	1.47	$—	668,000	$0.55	1.47	$—

The following table sets forth the status of the Company’s non-vested stock options as of September 30, 2021 and December 31, 2020:

	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested as of December 31, 2020	—	$—
Granted	135,000	0.13
Forfeited	—	—
Vested	135,000	0.13
Non-vested as of September 30, 2021	—	$—

The weighted-average remaining estimated life for options exercisable at September 30, 2021 is 1.63 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at September 30, 2021. The aggregate intrinsic value of options exercised for the nine months ended at September 30, 2021 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises for the nine months ended at December 31, 2020 was no options available for exercise.

At September 30, 2021 the Company have 20,656,492 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – SUBSIDIARY STOCK TRANSACTIONS AND NON-CONTROLLING INTEREST

The Subsidiary is authorized to issue 95,000,000 shares of Common Stock, and 5,000,000 shares of Preferred Stock and have a par value of $0.0001 per share.

Preferred stock

As of September 30, 2021, no preferred shares have been designated or issued.

Common stock

	# of shares	September 30, 2021	December 31, 2020
Minority owners cash investment	4,500,000	$1,550,000	$950,000
Bioxytran non-dilutive equity	18,767,100	1,877	1,500
Bioxytran dilutive equity	9,767,100	2,753,666	—
	33,034,200	4,305,543	951,500

For the nine months ended September 30, 2021 there were 1,800,000 shares sold in the Company’s Subsidiary, Pharmalectin, Inc. for a total of $600,000. For the nine months ended September 30, 2020 there were no such transaction.

Subsidiary 2017 Stock Plan

On June 4, 2021, the Subsidiary’s Board of Directors awarded 4.5 million options (15% of outstanding shares) to the Company’s management (issued in the name of NDPD, Inc.) to compensate for their non-renumerated work in the development, manufacturing and regulatory efforts in connection with the upcoming clinical trials. The options have been considered a derivative financial instrument, and are, as described in the above, treated as warrant liability due to their provisions for dilutive issuance and cash-less exercise.

At September 30, 2021 the Subsidiary there are no options or stock awards available for grant under the 2017 Plan.

Non-Controlling Interest

	September 30, 2021	December 31, 2020
Net loss Subsidiary	$(3,069,537)	$(687,883)
Net loss attributable to the non-controlling interest	536,079	61,909
Net loss affecting Bioxytran	$(2,533,458)	$(625,974)

Accumulated losses	$(3,760,290)	$(687,883)
Accumulated losses attributable to the non-controlling interest	597,988	61,909
Accumulated losses Bioxytran	$(3,162,302)	$(625,974)

Net equity non-controlling interest	$952,462	$888,091

At September 30, 2021 there are 33,034,200 shares outstanding and the Company owns 21 million (86%) of the shares. At December 31, 2020 there were 17,700,000 outstanding of 30,000,000 issued in the Subsidiary. The Company owned 15 million (85%) of the shares.

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

On June 5, 2020, the Supreme Court of the State of New York, County of Nassau, issued a commencement of Action based on behalf of Power Up Lending Group, Ltd (“Power Up” or the “Claimant”). The claimant request that due to the default of their note requesting a judgment for an amount of not less than $420,750. Among other claims Power Up asserts that the Company willfully failed to maintain the trading status, and manipulated its stock in its efforts to defraud the public and its investors by making false press statements and the like. The Company is denying any wrong-doing. On January 20, 2021, the Supreme Court of the State of New York, County of Nassau, granted Power Up a summary judgement against the Company for Breach of Contact, awarding Power Up damages in the amount of $420,750.

The underlying convertible note was, per agreement of the parties, cancelled on June 4, 2021, with Power Up agreeing to a stipulation of discontinuance with prejudice of the lawsuit and forfeiture of earlier awarded damages.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2021 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Common stock

Shares awarded, but not yet issued, under the 2021 Stock Plan:

On October 1, 2021 the Company granted 10,000 shares to a Medical Advisory Board Member for her contribution to the Company during the second quarter of 2021. The total fair market value at the time of the award was $10, or $0.001/share.

On October 1, 2021 the Company granted 160,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the second quarter of 2021. The total fair market value at the time of the award was $160, or $0.001/share.

Stock options granted and vested, under the 2021 Stock Plan:

On November 1, 2021 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.001 to an Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $45.

The Company’s management has evaluated events occurring after September 30, 2021 through the date the financial statements were issued and did not identify any further subsequent events requiring disclosure.

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

ProLectin-M’s clinical data shows non-toxicity and efficacy for treatment of mild to moderate COVID-19. In our initial Phase I/II clinical trial are published as a peer-reviewed scientific report in the Journal of Vaccines & Vaccinations: Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial. The Company is currently working on a Phase III clinical trial with the CDCSO in India, and is preparing its IND for a Phase III clinical trial with the FDA, soon to be followed by a Phase III submission with the EMEA. The clinical trials are expected to take place in December 2021 through January, 2022. Further, the Company is also preparing an IND for a second drug candidate ProLectin-I with similar galactin blocking capabilities as the oral drug, ProLectin-M, but IV-injectable for severe cases of COVID-19. The initial Phase I/II clinical trial is planned for January through March, 2022. The exact timing of the described clinical trials are subject to additional funding.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products as of the fourth quarter of 2020 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

Research and Development

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Research and development:
Process development	$—	$—	$339,000	$—
Product development	84,143	—	305,742	—
Regulatory	57,634	—	116,824	—
Clinical trials	—	—	308,715	—
Project management	40,185	—	127,775	—
Total research and development	$181,962	$—	$1,198,056	$—

As a result of the development of two drugs in the fourth quarter of 2020, we are rapidly expanding our research and development (R&D) expenses, the trend is intended to be maintained over the upcoming periods. The Company expects its clinical trials to start -December, 2021

General and Administrative

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
General and administrative expenses:
Payroll and related expenses	$270,101	$54,000	$827,110	$138,000
Costs for legal, accounting and other professional services	2,138	18,780	80,522	37,729
Marketing expense	—	—	3,500	34,027
Miscellaneous expenses	92,198	32,460	293,239	107,444
Total general and administrative	$364,437	$105,240	$1,204,371	$318,200

The significant increase in Payroll and related expenses for the three and nine months ended September 30, 2021 were due to the roll-out of market-based salaries for the Company’s management.

The Costs for legal, accounting and other professional services for the nine months ended September 30, 2021 has significantly increased due to a lawsuit, and an uptake in contract review related to our drug development.

Sales and marketing expense for the nine months ended September 30, 2021 were $3,500, as compared to $34,027 for the nine months ended September 30, 2020. The Company has postponed all marketing activities since the April, 2020, trading suspension of its stock.

The increase in miscellaneous G&A expenses during the nine months ended September 30, 2021 are accrued pension contributions due to the Company’s Management.

Stock-based Compensation

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Compensation expense to BoD and Management	$45	$570	$343,277	$11,617
Compensation expense to consultants	699	8,638	482,725	162,583
Total compensation expense	$744	$9,208	$826,002	$174,200

Stock-based compensation mounted to $744 for the three months ended September 30, 2021. The stock-based compensation for the three months ended September 30, 2020 was $9,208. Stock-based compensation mounted to $826,002 for the nine months ended September 30, 2021. The stock-based compensation for the nine months ended September 30, 2020 was $174,200.

Other expenses

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Other expenses:
Interest expense	(32,475)	(86,593)	(204,102)	(919,677)
Debt discount amortization	(29,964)	(1,000)	(47,067)	(259,057)
Total other expenses	$(62,439)	$(87,593)	$(251,169)	$(1,178,734)

During the three months ended September 30, 2021, the Company recorded $29,964 in amortization of debt discount and the interest expense was $32,475. During the three months ended September 30, 2020, the Company recorded $1,000 in amortization of debt discount while the interest expense was $86,593.

During the nine months ended September 30, 2021, the Company recorded $47,067 in amortization of debt discount, as compared to, $259,057 of debt discount amortization of for the nine months ended September 30, 2020. The interest for the convertible notes amounted to $204,102, as compared to $919,677 (including a pre-pay fee of $91,362 for the early payment of a convertible note and the default penalty of $666,456) for the nine months ended September 30, 2020.

Non-Controlling Interest

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss attributable to the non-controlling interest	$134,530	$—	$536,079	$—

For the three months ended September 30, 2021 there was a non-controlling interest attribution of $134,530. No attribution was made as at September 30, 2020. For the nine months ended September 30, 2021 there was a non-controlling interest attribution of $536,079. No attribution was made as at September 30, 2020.

Net Loss

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss attributable to Bioxytran	$(475,152)	$(202,041)	$(2,993,560)	$(1,671,134)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	109,871,998	97,105,293	104,989,663	92,169,035

The Company generated a net loss for the three months ended September 30, 2021 of $475,152. In comparison, for the three months ended September 30, 2020, the Company generated a net loss of $202,041. The Company generated a net loss for the nine months ended September 30, 2021 of $2,993,560. In comparison, for the nine months ended September 30, 2020, the Company generated a net loss of $1,671,134. The increase in losses are due to Research & Development activities, as well as managements market-based salary increase and the compensation expense awarded to extinguish the 2010 Stock Plan.

CASH-FLOWS

	Nine months ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(1,553,740)	$(208,161)

Net cash used in investing activities	(8,954)	—

Net cash provided by financing activities	1,765,000	39,166

Cash, beginning of period	41,688	169,628
Cash, end of period	243,994	633
Net increase (decrease) in cash	$202,306	$(168,995)

Net cash used in operating activities was $1,553,740 and $208,161 for the nine months ended September 30, 2021 and 2020, respectively. The increase was due to research and development activities the Company started engaging in during the fourth quarter on 2020, as well as managements market-based salary increase and the compensation expense awarded to extinguish the 2010 Stock Plan.

In the nine months ended September 30, 2021 the Company is in the process of filing a patent, and $8,954 was spent in legal fees. In the nine months ended September 30, 2020 there were no investment activities.
For the nine months ended September 30, 2021, Cash flows from financing activities were $1,765,000, whereof $600,000 was direct investments in the Company’s Subsidiary, and $1,165,000 through the issuance of a convertible note, exercisable at $0.13/share. For the nine months ended September 30, 2020, the amount was $39,166.
The available cash was $243,994 and $633 in the end of the nine months ended September 30, 2021 and 2020, respectively.

Cash Proceeds from Financing Activities

	Nine months ended
	September 30, 2021	September 30, 2020
Cash proceeds from financing activities
Proceeds from Loan	—	8,114
Proceeds from Subsidiary stock transactions	$600,000	$—
Proceeds from issuance of convertible notes payable	1,165,000	264,000
Repayment of convertible notes payable	—	(232,948)
Net cash provided by financing activities	$1,765,000	$39,166

During the nine months ending September 30, 2021, the Company had raised $600,000 in cash proceeds from the issuance of common stock in our Subsidiary and $1,165,000 cash generating 1-year convertible notes at 6% interest, with net cash proceeds of $1,045,150. During the same period in 2020, the Company raised $264,000 from the issuance of convertible notes, and paid back $232,948 and also had a short-term loan of $8,114. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2021.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	September 30, 2021	December 31, 2020
Current assets:
Cash	$243,994	$41,688
Pre-paid expenses	499,300	274,715
Total current assets	$743,294	$316,403

As of September 30, 2021, our current assets consisted of $243,994 in cash and $499,300 in pre-paid expenses. As at December 31, 2020, our current assets consisted of $41,688 in cash and $274,715 in pre-paid expenses. The pre-paid expenses were paid to a Clinical Research Organization (CRO) for the upcoming clinical trials.

Net Working Capital and Accumulated Deficit

	September 30, 2021	December 31, 2020
Net working capital	$(1,935,967)	$(1,951,256)

Accumulated deficit	$(7,715,483)	$(4,721,923)

At September 30, 2021, the net working capital deficit was $1,935,967 and the accumulated deficit was $7,715,483. Comparatively, on December 31, 2020, we had net working capital deficit of $1,951,256 and an accumulated deficit of $4,721,923. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Upcoming Financing Activities from S-1 effective on July 23, 2021

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

Contractual Obligations

	September 30, 2021	December 31, 2020
Interest on notes payable	$53,210	$263,135
Default penalty	—	673,956
Convertible notes payable	2,165,000	938,400
Total	$2,218,210	$1,875,491

Our contractual obligations include four convertible notes, for a total of $2,165,000 and of accrued interest for these notes mounting to $53,210, as at December 31, 2020 there were ten defaulted notes due for an amount of $1,875,491. At May 26, 2021, all outstanding notes in default were returned to the Company in exchange for a 1-year 6% note with a principal of $1,000,000 by a Company affiliate. The net gain on the forgiveness, $1,020,323, was recorded as additional paid-in capital.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at September 30, 2021, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT is suspended for the period April 16 through April 29, 2020. As a result of the SEC ordered suspension the Company’s ten outstanding Convertible Notes went into default.

At May 26, 2021, the ten outstanding notes in default were returned to the Company in exchange for a 1-year 6% note with a principal of $1,000,000 by a Company affiliate. The net gain on the forgiveness, $1,020,323, was recorded as additional paid-in capital.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 15, 2020, the Securities and Exchange Commission (the “SEC”) issued a temporary order of trading suspension pertaining to the Company’s securities; See SEC Release 34-88656 (the “Suspension”). By its terms the Suspension terminated on April 29, 2020.

The Company’s stock was, at the time, quoted on the OTCQB. When an SEC trading suspension ends, a broker-dealer generally may not solicit investors to buy or sell the previously-suspended over-the-counter (“OTC”) stock until certain requirements are met. Our common stock is traded on OTC Markets “Expert Market” under the symbol BIXT.

On November 8, 2021, the last reported sale price of our common stock as reported on the OTC Markets “Expert Market” was $0.0025 per share; however, we have a limited trading market for our stock and there is no assurance that a trading market will develop, or, if developed, that it will be sustained. Consequently, a purchaser of our Common Stock may find it difficult to resell the securities offered herein should the purchaser desire to do so.

Before soliciting quotations or resuming quotations in an OTC stock that has been subject to a trading suspension, a broker-dealer must file a Form 211 with the Financial Industry Regulatory Authority (“FINRA”) representing that it has satisfied all applicable requirements, including those of Rule 15c2-11 and FINRA Rule 6432.

Among other things, Rule 15c2-11 requires broker-dealers to review and maintain certain documents and information about the company, including in certain cases:

1.	the company’s state of organization, business line, and names of certain control affiliates

2.	the title and class of the securities outstanding; and

3.	the company’s most recent balance sheet and its profit and loss and retained earnings statement.

No broker-dealer may solicit or recommend that an investor buy an OTC stock that has been subject to a trading suspension unless and until FINRA has approved a Form 211 relating to the stock. If there are continuing regulatory concerns about the company, its disclosures, or other factors, such as a pending regulatory investigation, a Form 211 application may not be approved.

Following any approval by FINRA of any 211 filed by us, we will also have to apply with OTC Markets to have our stock quoted on the OTCQB or OTCQX. There are no guarantees we will file a 211 or that any 211 we file will be approved by FINRA, nor are there any guarantees that even if we do file a 211 and it is approved by FINRA that OTC Markets will agree to allow our stock to be quoted via OTCQB or OTCQX.

However, limited or “unsolicited” trading can occur in an OTC stock that has been subject to a trading suspension after the suspension ends but before a Form 211 is approved. This may allow investors to trade the stock when a broker or adviser has not solicited or recommended such a transaction. Even though such trading is allowed, it can be very risky for investors without current and reliable information about the company.

We intend to apply for quotation on the Over-the-Counter Venture Market (“OTCQB”) operated by the OTC Markets Group, Inc. through a market maker; however, there can be no assurance that our common stock will ever be quoted on any quotation service. In order to be eligible for trading on the OTCQB we must a market maker file an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTCQB and remain current in our filings with the Securities and Exchange Commission. In order to be eligible for the OTCQB we must have a minimum bid price of $0.01, have at least 50 beneficial stockholders, each owning at least 100 shares, have a freely traded public float of at least 10% of our issued and outstanding shares of Common Stock or qualify from an exemption thereof and pay initial listing fees.

On July 23, 2021, the Company’s S-1 was declared effective by the SEC, with the objective to raise funds for the continued clinical trials and to get the Company traded on the OTCQB exchange, in accordance with regulations as outlined by the SEC, as discussed in the above. We are currently working with Glendale Securities to prepare the necessary documentation for FINRA, with the objective to be re-listed on the OTCQB prior to year-end.

On July 15, 2021, Dr. Henry Esber resigned from the Board of Directors for health reasons. Dr. Esber was replaced by Dr. Hana Chen-Walden.

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

Item 6. Exhibits

Exhibit No.	Title of Document

10.63	Form of Warrant dated June 4, 2021 *

10.64	Form of Subsidiary Option dated June 4, 2021 *

10.65	Form of Private Placement Memorandum dated February 26, 2021 *

10.66	Form of Private Placement Memorandum dated September 17, 2021 *

21.4	Certificate of Incorporation Foreign (BVI) Subsidiary *

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended September 30, 2021 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: November 15, 2021	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer