Form 10-K
period 2021-12-31
BIOXYTRAN, INC
filed 2022-04-11
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 001-35027

BIOXYTRAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-2797630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 2nd Ave., Ste 605, Needham, MA	02494
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as at the latest practicable date.

Class	Trading Symbol	Name of each exchange on which listed
Common Stock, $0.001 par value per share	BIXT	OTC Pink Current

As at June 30, 2021, the aggregate market value of the registrant’s voting stock held by non-affiliates based upon the per share closing price of $0.0002 as reported on the OTC Expert Market and was approximately $2,215 (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of Common Stock outstanding as at April 8, 2022 was 110,840,998 shares.

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

ii

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Bioxytran, Inc. (“we”, “us”, or the “Company”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues. Hypoxia, needs to be addressed quickly, otherwise it results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with an intended application that includes the treatment of hypoxic conditions in the brain resulting from stroke. We believe that our approach is novel when applied to hypoxic conditions in humans. Our drug development efforts are guided by specialists who work on co-polymer chemistry and other disciplines. We intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

The Company was organized on June 9, 2008, as a Nevada corporation.

Our subsidiary, Pharmalectin Inc. (“Pharmalectin” or the “Subsidiary”), of which we currently have 85% ownership, is focused on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. Pharmalectin has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin inhibitor. Our lead drug candidate, named ProLectin-Rx, is a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

In the past, pectin has been used as a fibrosis drug and a cancer drug. It is currently being reformulated to treat viral infections. We believe that we have a novel approach in treating viral infections in humans. Our drug development efforts are guided by specialists on carbohydrate chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

We plan to file a pre-investigational new drug application for ProLectin-Rx for the treatment of mild to moderate Covid-19 patients. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for ProLectin-Rx or any of our future drug candidates.

Pharmalectin was organized on October 5, 2017, as a Delaware corporation.

Our foreign subsidiary, Pharmalectin (BVI), Inc. (“Pharmalectin BVI” or the “Foreign Subsidiary”) is the owner and custodian of the Company’s Copyrights, Trade Marks and Patents.

The Foreign Subsidiary was organized on March 17, 2021 as a British Virgin Islands (BVI) Business Corporation.

Company Overview

We are a clinical stage pharmaceutical company founded on June 9, 2008 as America’s Driving Ranges, Inc.. On September 21, 2018, the Company was reorganized into Bioxytran through a reverse merger to focus on the development, manufacturing and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen in tissues. Our initial focus is the treatment of hypoxic conditions in the brain resulting from stroke and through our subsidiary, Pharmalectin in the treatment of viral diseases, notably Covid-19.

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

According to the Center for Disease Control, there are about 795,000 new or recurrent cases of stroke in the United States each year, of which 610,000 are new cases and 185,000 recurrent cases. One hundred thirty thousand (130,000) Americans are killed by stroke each year, or one every four minutes. Stroke is a leading cause of serious long-term disability and costs the United States an estimated $34 Billion each year, according to the Center for Disease Control, a figure which includes the cost of health care services, medications to treat the stroke, and missed days of work.

Hemoglobin and Complex Co-Polymer Science

Oxygen therapeutics describe generally a class of agents that will be administered intravenously to enhance the oxygen delivery capability of blood. These oxygen transporting agents may be perfluorocarbon (PFC) emulsions or modified hemoglobin solutions. Our technology involves the development of hemoglobin-based oxygen carriers. To produce BXT-25, we will take red blood cells (RBCs) from bovine sources, isolate hemoglobin from the RBCs and, by applying our proprietary co-polymer chemistry, stabilize and modify the hemoglobin. Our novel, complex co-polymer molecules can be produced at specific molecular weights and with other pharmaceutical properties for various hypoxic diseases; and in the production of BXT-25.

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

Certain regulatory issues relating to our use of bovine hemoglobin as a raw material

Our products include a commercially available raw material, bovine hemoglobin, that has been purified, chemically modified and cross-linked for stability. It is sourced from controlled herds of U.S. cattle raised for beef production. Those herds are subject to and meet the requirements of a herd management program that assures the origin, health, feed and quality of the cattle used as a raw material source. Our suppliers will contract to maintain traceable records on animal origin, health, feed and care as part of our effort to assure the use of known, healthy animals in compliance with applicable laws and regulations.

Bovine whole blood will be collected in individual pre-sanitized containers. The containers will be shipped to a separation facility. Prior to the collection of blood, the animals undergo live inspection. Then, following blood collection, the animal carcass undergoes U.S. Department of Agriculture (USDA) inspection for use as beef for human consumption. If an animal carcass is retained for further inspection for final disposition by the USDA veterinarian, we reject the corresponding container of whole blood. We have validated and tested the processes described below for removal of potential pathogens in our raw material. Potential pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathies that cause rare neurological disorders such as “mad cow disease” and its human equivalent. The validation of a process means that it has been tested and documented and that it performs adequately. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, the nature of tissue used and manufacturing process. We will comply with, and believe we will exceed, all current guidelines regarding such risks for human pharmaceutical products.

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

Pharmalectin

The Subsidiary was organized on October 5, 2017 as a Delaware corporation under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin. Through the Subsidiary, we are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers that meet FDA requirements. Due to an overwhelming amount of research on galectins we do not plan on conducting any further research into new molecules. Instead, we intend to apply our knowledge of galectin science and drug development to create new therapies for the treatment of viruses.

Covid-19

We are currently working on an end-to-end solution for Covid-19 mild to severe cases and treatment for organ damage caused by the virus or by commonly used treatment methods.

●	ProLectin-M, a chewable polysaccharide tablet for mild to moderate cases of Covid-19.
●	ProLectin-I, an IV treatment for more severe cases of Covid-19.
●	ProLectin-F, an IV treatment of lung-fibrosis as a result of the use of ventilators used for treatment of Covid-19.
●	ProLectin-A, an IV treatment of ARDS as a result of Covid-19.

Using our issued patents and proprietary technology coupled with the scientific knowledge and expertise of Dr. David Platt, we intend to develop and manufacture ProLectin-M (oral) for treatment of mild cases and ProLectin-I (intravenous) for treatment of more severe cases of Covid-19. These treatments may also be used for the treatment of other types of viral infections, such as influenza.

A significant problem related to the Covid-19 pandemic is that an increasing number of patients are developing life-threatening complications, such as ARDS, shock (i.e., a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. For this purpose, we are developing ProLectin-A that aim to deliver oxygen to damaged organs and at the same time fight infection.

The fourth drug in this series, ProLectin-F, is being developed to treat patients developing lung fibrosis as a result of the use of ventilator in Covid-19 treatment. An increasing evidence from experimental and clinical studies suggests that mechanical ventilation, which is necessary for life support in patients with acute respiratory distress syndrome, can cause lung fibrosis, which may significantly contribute to morbidity and mortality. According to a review of medical records of 22,350 admissions showed that the cost of treating patients who were put on a ventilator was four times higher than for those treated without a ventilator and also that the death rate of pulmonary fibrosis patients who were put on a hospital ventilator was seven times higher than those treated without a ventilator, according to a review of thousands of medical records.

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

The FDC Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time-consuming. Our goal is to advance our leading drug candidate, BXT-25, and our Subsidiary’s leading drug candidate, ProLectin-Rx, through regulatory submissions for Investigational New Drug (IND) status in the United States, is subject to expensive and time-consuming approval processes.

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

Dr. Platt, Mr. Sheikh and Mr. Soderquist are our only employees and each of them is committed on a full-time basis. David Platt and Ola Soderquist currently have a monthly salary of $35,000 and Mike Sheik a monthly salary of $17,500, as well as the participation in a Safe Harbor 401K plan at 25% of gross salary up to the federal limit, currently $58,000 per year.

Business Development

BXT-25

Bioxytran intends to develop and, through third party contracts, manufacture oxygen therapeutics. Our oxygen therapeutics are a new class of pharmaceuticals that are administered intravenously to transport oxygen to the body’s tissues. Currently there are four drug candidates to treat a stroke. Abciximab from Eli Lilly is a platelet aggregation inhibitor. Clinical trials show little advantage over placebos and could lead to dangerous side effects, including more bleeding in patients. Cerovive from AstraZeneca is a Nitrone-based neuro protectant currently in phase III clinical trials which shows no significant benefit over placebos with respect to changes in neurological impairment as measured by the national institute of health stroke scale. Candesartan, from AstraZeneca, is an angiotensin receptor blocker which was used to control blood pressure. Its efficacy in stroke patients still must be proven. Ancod from Knoll Pharmaceuticals is an anti-coagulant that acts by breaking down the fibrinogen. It increases the risk of hemorrhage similar to those associated with tPA.

Using our issued patents and proprietary technology, we intend to develop and manufacture BXT-25 and similar drugs for applications including treatment of stroke conditions. Our patent position consists of 2 parts: a patent related to our co-polymer technology issued in 2009 by the United States Patent and Trademark Office expiring in February 2029 (method patent for producing modified pectins consisting of neutral sugar sequences ) and assigned to us outright by David Platt; various methods to stabilize a single hemoglobin molecule that are in the public domain; Dr. Platt did not receive any compensation from the Company in consideration of his assignment of the patent.

Additionally, Bioxytran, Inc. has an exclusive license for an FDA approved technology monitoring NADH (OxySense), the control marker in the body’s conversion of Oxygen to Energy, or the energy generating chain. The technology provides a clinical end-point for measuring oxygen supply to the brain in real-time. OxySense, developed by MDX LifeSciences, Inc., provide us with a rapid, cost-effective and validated development of safe new molecules that address unmet medical needs in disease indications resulting from hypoxia. MDX LifeSciences has licensed a patent (Tissue Metabolic Score for Patient Monitoring) to Bioxytran for clinical monitoring of oxygen delivery through oxygen carriers.

ProLectin-Rx

Pharmalectin is focusing on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. Pharmalectin has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin inhibitor.

To our knowledge, Pharmalectin is the only company planning to develop a viable end-to-end solution for Covid-19. We are also the only company using a Galectin Inhibitor to combat the virus, SARS-CoV-2. The technology is built on the life-time work by the founder of the Company, David Platt, PhD, who discovered, and named, the Human Galectin-3 protein coded by a single gene, LGALS3, located on chromosome 14, and published in his groundbreaking article Structure-Function Relationship of a Recombinant Human Galactoside-Binding Protein, Biochemistry 1993. Galectin inhibitors block the binding of galectins to carbohydrate structures, present in numerous diseases, reducing their capability to replicate. Dr. Platt has over the years used this knowledge to create a significant number of sustainable therapeutic solutions.

David Platt has filed an initial Provisional Patent (Galactomannans for Treatment of SARS-CoV-2/Covid-19) which has been assigned to Pharmalectin. We intend to apply for two additional provisional patents for use and composition of matter for moderate Covid-19 and long-hauler Covid-19 after the first production run of the intravenous (“IV”) drugs

The Company is capitalizing on 30 years of research in Galectins and recent peer reviewed articles on Galectins and Covid-19. The founder of the Company also has an impressive body of patents in this field which gives him an advantage with respect to filing new patents based on his prior work of art. We will rely on a combination of patent applications, patent, trade secrets, proprietary know-how and trademarks to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Because the drug can be taken by mouth, treatment can be started early for a potentially three-fold benefit:

●	inhibit patients’ progress to severe disease
●	shorten the infectious phase to ease the emotional and socioeconomic toll of prolonged patient isolation, and
●	rapidly silence local outbreaks

A Proof of Concept trial approved by the IRB at Mazumdar Shaw Medical Center, Narayana Health in Bangalore, India was finalized in October 2020. The results of the trial are described in our peer-reviewed article Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomized, open label, controlled trial, published in Journal of Vaccines & Vaccination on December 30, 2020 after pre-print in medRxiv on December 9, 2020.

The study will continue by the filing of an Emergency IND with the FDA which has already been filed with the CDSCO, the equivalent agency in India. An initial IND was submitted to the FDA in on March 8. 2022. In parallel the Subsidiary is initiating an additional IND with the CDSCO for an IV treatment of SARS-CoV-2 in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I) and of treatment of lung-fibrosis as a result of use of ventilator in treatment of Covid-19 (ProLectin-F), respectively.

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

Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA/EMA of an IND application, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA/EMA approval is sought. Satisfaction of FDA/EMA pre-market approval requirements typically take many years (typically between 5-7 years post an IND submission) and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the NDA unless compliance with cGMP is satisfactory and the marketing application contains data that provide substantial evidence that the product is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA’s general biological product standards.

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

For the production of BXT-25, we intend to utilize third party manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of BXT-25 for animal toxicity and pre-clinical trials for animals. We have not conducted any clinical trials on animals or humans to confirm the efficacy of, or filed any applications with the FDA with respect to, BXT-25. We are in the process of developing BXT-25 for pre-clinical studies for human use, in order to conduct clinical trials and to file applications with the FDA as applicable. An IND application has been filed with the FDA in March 2022, trials are expected to proceed provided we obtain adequate funding.

This product is being developed and as an early intervention in an out-of-hospital setting for the treatment of patients with ischemia of the brain resulting from a stroke or the blockage of the blood vessels to the brain. We plan to initially conduct pre-clinical trials and to seek approval of BXT-25 for the treatment of adults at early stages of stroke.

ProLectin-Rx

There is an unmet medical need in Covid-19 to find a therapeutic that reduces the mortality of the disease. There are no FDA approved treatments for Covid-19 only repurposed therapeutics. If given early enough in the disease we believe that ProLectin-Rx will block viral entry and act as an antiviral by eliminating the virus from the blood stream after a couple of treatments. At a later stage in the disease pathology, ProLectin-Rx could restore adaptive immune function to help eradicate the virus from the body. In severe Covid-19 patients the drug could reduce the trafficking of macrophages responsible for the cytokine storm and restore immune homeostasis.

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

For the production of ProLectin-Rx, we intend to utilize third party manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of ProLectin-Rx for animal toxicity, pre-clinical trials for animals, and human trials. We have not conducted any clinical trials on animals or humans to confirm the efficacy of any applications with the FDA with respect to ProLectin-Rx. We are in the process of developing ProLectin-Rx for pre-clinical studies for human use, in order to conduct clinical trials and to file applications with the FDA as applicable. We expect to file an IND application with the FDA in January 2022, provided we obtain adequate funding.

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

Project Costs ProLectin

Pharmalectin is a single purpose entity aiming to develop pharmaceutical cures for Covid-19 (collectively referred to as “ProLectin-Rx”) and bring the drugs through FDA acceptance and thereafter license out the product(s). The total cost of the project is estimated to cost $40 million of which $2.6 million has been raised so far.

As of December 31, 2021 Good Manufacturing Practice (GMP), pre-clinical and a clinical Phase I/II study have been completed for the initial drug, ProLectin-M, which is an oral formulation against mild to moderate symptoms of the disease and GMP has been completed for ProLectin-I, and -F. The results of the ProLectin-M trial are described in our peer-reviewed article Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomized, open label, controlled trial; published in Journal of Vaccines & Vaccination on December 30, 2020.

Approximately $0.4 million is needed for toxicity testing in animals, $0.55 million for submission of Investigational New Drug application (IND), approximately $3.5 million for Phase I (safety), Phase II (proof-of-concept) and Phase III (approval) clinical trials and approximately $0.9 million for General and Administrative and general working capital purposes. In addition to the $2,600,000 currently invested in the project, we believe we will be required to spend an additional $5,300,000 in order to complete the Good Laboratory Practice (GLP), Pre-clinical and submit an IND with the FDA for ProLectin-M, -I and, as well as a proof of concept for ProLectin-F.

An additional spending in the range of $10 to 15 million will be required in order to complete the Phase IIb/III testing with the FDA and EMA of the ProLectin-I and -F.

ProLectin-A

In order to develop ProLectin-A, the Company will need an additional $10 million, approximately $3.15 million of proceeds will be used for preparation for scale up and manufacturing (Good Laboratory Practice (GLP) Good Manufacturing Practices (GMP)), approximately $1.5 million will be used for toxicity testing in animals for Investigational New Drug application (IND), approximately $3.5 million for Phase I (safety) and Phase II (proof of concept) clinical trials. We expect that obtaining a CE from the European Directorate for the Quality of Medicines will require an additional $0.5 million in funds. G&A is expected to be $1.35 million.

BXT-25

In order to start the development BXT-25, the Company will need an additional $10 million, approximately $3.15 million of proceeds will be used for preparation for scale up and manufacturing (Good Laboratory Practice (GLP) Good Manufacturing Practices (GMP)), approximately $1.5 million will be used for toxicity testing in animals for Investigational New Drug application (IND), approximately $3.5 million for Phase I (safety) and Phase II (proof of concept) clinical trials. We expect that obtaining a CE from the European Directorate for the Quality of Medicines will require an additional $0.5 million in funds. G&A is expected to be $1.35 million.

In aggregate, we believe we will require an additional $30-35 million in order to complete the II/a trials with the FDA for ProLectin-A and BXT-25 and the Phase II/b/III trials for ProLectin-I and -F. There are no guarantees the Company will be able to obtain additional capital funder, whether through debt and/or equity financing, or will be able to raise funds on terms acceptable to the Company.

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

Covid-19

There is an unmet medical need in Covid-19 to find a therapeutic that reduces the mortality of the disease. There are no FDA approved treatments for Covid-19 only repurposed therapeutics. If given early enough in the disease we believe that ProLectin-Rx will block viral entry and act as an antiviral by eliminating the virus from the blood stream after a couple of treatments. At a later stage in the disease pathology, ProLectin-Rx could restore adaptive immune function to help eradicate the virus from the body. In severe Covid-19 patients the drug could reduce the trafficking of macrophages responsible for the cytokine storm and restore immune homeostasis.

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

-         Non, or low toxicity

-         No major adverse effects

-         Can enhance other drugs by reducing toxicity and increasing precision

-         High scalability, ample availability of material and quick set-up

-         High effectiveness

-         Almost instant results, from minutes to a few days depending on indication

-         First in line treatment

●	Experienced management

●	Our President, Chief Executive Officer and Chairman, David Platt, Ph.D., is a chemical engineer, a pioneer in designing drugs made from co-polymers, and has more than 30 years of experience in the development of therapeutic drugs. We are the fourth biotechnology company founded by Dr. Platt. The prior company is Boston Therapeutics Inc. (OTC: BTHE). The first two are International Gene Group, which later became Prospect Therapeutics, and is now known as La Jolla Pharmaceuticals (Nasdaq: LJPC), and Pro-Pharmaceuticals (now Galectin Therapeutics) (Nasdaq: GALT). Their core technologies were either developed or co-developed by Dr. Platt.

●	Our CFO Ola Soderquist has more than 30 years of senior international entrepreneurial management experience within technology companies. Ola’s managerial experience portfolio includes; Start-ups, Private, Public, Venture Capital and Private Equity ownership. He has served in CFO and other managerial capacities in multiple industry sectors and companies. Ola is a multi-lingual senior finance professional poised to work globally and cross-functionally, particularly with complex projects involving change management, business integration, systems implementation, continuous improvement, and process excellence. He obtained a BS and an MS in Accounting from Stockholm School of Economics and an MBA from Babson College.

●	Our EVP of Business Development (EVBD) Mike Sheikh, is a US Air Force Academy graduate and pilot. He has a Bachelor’s of Science in Economics and flew KC-135 tankers and worked as a budget officer in the comptroller’s squadron. He worked for Dean Witter and National Securities as a broker and eventually research analyst. After the brokerage industry, he was a business development officer for a variety of specialty finance companies that did factoring and purchase order financing. He is a long-time Biotech Consultant expert for public or private biotech companies with disruptive technologies. Mr. Sheikh the founder of Falcon Strategic Research, which focuses on small-cap and micro-cap companies that are not covered by traditional analysts on Wall Street. He is also the founder of an Investor Relations Firm.

●	We have assembled a scientific and medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs. Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the ischemia or hypoxia fields.

●	Products are differentiated and address significant unmet needs: Our lead product candidates, BXT-25, ProLectin-Rx, and any additional products will be designed to address significant unmet medical needs. Oxygen therapy management, including stroke, other hypoxia management and treatment of diseases and medical conditions associate with hypoxia, remain a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current oxygen therapy related therapies and the growing population of individuals adversely affected by ischemia, unhealed wounds, or traumatic brain injury.

●	Efficient development strategy: We believe that our regulatory development pathway is a standard generic pathway approval for a drug.

Corporate Information

We are a clinical stage pharmaceutical company founded on June 9, 2008 as America’s Driving Ranges, Inc. On September 21, 2018, the Company was reorganized into Bioxytran through a reverse merger to focus on the development, manufacturing and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen in tissues.

Our principal executive offices are located at 75 2nd Ave., Suite 605, Needham, MA 02494.

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

Item 2. Properties.

We do not currently own any real property. We lease access to shared office space at 75 2nd Ave., Suite 605, Needham, MA 02494 on a month-to-month basis for $163 per month. We believe this facility is adequate for our current needs.

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

The underlying convertible note was, per agreement of the parties, cancelled on June 4, 2021, with Power Up agreeing to a stipulation of discontinuance with prejudice and forfeiture of on-going lawsuit and forfeiture of the mentioned awarded damages.

At present, there is no other pending litigation or proceeding involving any of our directors, officers or employees as to which indemnification is sought, nor are we aware of any threatened litigation or proceeding that may result in claims for indemnification.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted under the symbol “BIXT” on the OTC Pink Current tier expert market operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid prices for our Common Stock for the each of the periods indicated as reported by the OTC Pink Current Information tier expert market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2021	$0.40	$0.00
September 30, 2021	$0.01	$0.00
June 30, 2021	$0.18	$0.00
March 31, 2021	$0.24	$0.01

Quarter Ended	High	Low
December 31, 2020	$0.29	$0.03
September 30, 2020	$0.21	$0.00
June 30, 2020	$0.31	$0.00
March 31, 2020	$0.85	$0.14

On April 8, 2022, the last reported sale price of our Common Stock as reported on the OTC Pink Current Information tier was $0.173 per share.

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

Equity Compensation Plan Information

Securities Authorized for Issuance under Equity Compensation Plans

On January 19, 2021, the Company established a 2021 Employee, Director and Consultant Stock Plan (the “2021 Plan”). The 2021 Plan was approved by the Company’s board of directors and by the consent of the shareholders owning a majority of the outstanding shares.  The material features of the 2021 Plan are described below.

Administration

A designated Administrator, or in the absence of such, our Board of Directors’ Compensation Committee or both, in the sole discretion of our Board, administers the 2021 Plan, which was approved by the Company’s Board of Directors on January 19, 2021. The Board, subject to the provisions of the 2021 Plan, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors must approve all grants of Options and Stock Awards issued to our officers or directors.

Types of Awards

The 2021 Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders.  In furtherance of this purpose, the 2021 Plan contains provisions for granting incentive and non-statutory stock options, stock wards and stock appreciation rights.

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

Termination or Amendment of the 2021 Plan

The Board may at any time amend, discontinue, or terminate all or any part of the 2021 Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations.

Awards

In 2021, there was in total 7,704,909 shares issued and 135,000 stock options awarded and issued from the 2010 and 2021 Stock Plans, In 2020, there was in total 9,875,000 shares issued and 192,000 stock options awarded and issued from the 2010 Stock Plan. See Note 9 in the financial statements for more details.

Shares Subject to the 2021 Plan

Subject to adjustment, the aggregate number of shares of Stock which may be delivered under the 2021 Plan shall not exceed a number equal to 15% of the total number of shares of Stock outstanding immediately following the Effective Time, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock; provided, however, that, as of January 1 of each calendar year, commencing with the year 2011, the maximum number of shares of Stock which may be delivered under the 2021 Plan shall automatically increase by a number sufficient to cause the number of shares of Stock covered by the 2021 Plan to equal 15% of the total number of shares of Stock then outstanding, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock.

On December 31, 2021 there are an additional 34,101,909 shares or stock options available to be issued from the 2021 Plan. On December 31, 2020 there were 3,189,296 shares or stock options available to be issued from the 2010 Plan.

Federal Tax Consequences

The Federal income tax discussion set forth below is intended for general information only. State and local income tax consequences are not discussed, and may vary from locality to locality.

Incentive Stock Options.  Incentive stock options granted under the 2021 Plan are designed to qualify for the special tax treatment for incentive stock options provided for in the Internal Revenue Code (the “Code”).  Under the provisions of the Code, an optionee who at all times from the date of grant until three months before the date of exercise is an employee of the Company, and who holds the shares of Common Stock obtained upon exercise of his incentive stock option for two years after the date of grant and one year after exercise, will recognize no taxable income on either the grant or exercise of such option and will recognize capital gain or loss on the sale of the shares.  If such shares are held by the optionee for the required holding period, the Company will not be entitled to any tax deduction with respect to the grant or exercise of the option.  If such shares are sold by the optionee prior to the expiration of the holding periods described above, the optionee will recognize ordinary income upon such disposition.  Upon the exercise of an incentive stock option, the optionee will incur an item of tax preference equal to the excess of the fair market value of the shares at the time of exercise over the exercise price, which may subject the optionee to the alternative minimum tax.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 4, 2021, 930,864 shares of Common Stock were issued to two consultants as a result of conversion of accrued interest and principal for two convertible notes for a total of $121,042.

On June 4, 2021, 7,591,261 shares of Common Stock were issued to management as a result of conversion of accrued interest and principal for three convertible notes for a total of $986,864. To avoid dilution of the Company stock, the shares were returned to treasury on November 20, 2021, and the original debt consisting of accrued salary was cancelled.

On December 3, 2021 a company affiliate converted their holdings in the Subsidiary into 4,754,552 shares, or 0.2945/share in accordance with a joint venture agreement.

All funds received though these equity transactions were used in the development of the ProLectin-M, and for operating expenses.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended December 31, 2021.

Item 6. Selected Financial Data.

Item 6 is not applicable to us because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $3,700,000, we will have sufficient working capital to develop our business over the next approximately 15 months. At funding raised that is significantly less than $3,700,000, we can likely continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 7 of the financial statements, the Company currently has convertible loans outstanding at a total face value of $2,165,000. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,753,668 as at December 31, 2021. The accumulated deficit as at December 31, 2020 was $4,721,923.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and regulatory submission to the FDA.

Covid-19 Effects

In December 2019, a strain of novel coronavirus (now commonly known as Covid-19) was reported to have surfaced in Wuhan, China. Covid-19 has since spread rapidly throughout the World, and, on March 12, 2020, the World Health Organization declared Covid-19 to be a pandemic. In an effort to contain and mitigate the spread of Covid-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of Covid-19. Covid-19 may have a future material impact on our results of operation with respect to product development and clinical trials. However, significant uncertainty remains as to the potential impact of the Covid-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the Covid-19 situation closely, and we intend to follow health and safety guidelines as they evolve.

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

Results of Operations

We are a clinical-stage pharmaceutical company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

Operating Expenses

Research and Development (R&D) expenses for the year ended December 31, 2021 were $2,013,762, while for the year ended December 31, 2020, they were $544,519. Our operations only started in the 4th quarter of 2020.

General and administrative (G&A) expenses for the year ended December 31, 2021 were $1,617,810, while for the year ended December 31, 2020, they were $476,315. The components of G&A expenses are as follows:

●	Payroll and related expenses for the year ended December 31, 2021 were $1,391,379, including payroll taxes and 401K benefits, as compared to $192,000 for the year ended December 31, 2020. The difference was due the increase of the management’s salaries to a market-based level.

●	Costs for legal, accounting and other professional services for the year ended December 31, 2021 were $89,180, as compared to $102,232 for the year ended December 31, 2020. The decrease was due to reduced use of external corporate counsel.

●	Sales and marketing expense for the year ended December 31, 2021 were $5,500, as compared to $34,027 for the year ended December 31, 2020. The decrease was due to limiting these expenditures in the current year as we’re waiting for a go-ahead from FINRA to re-enter the OTC-QB.

●	The remaining miscellaneous G&A expenses totaled $131,751 for the year ended December 31, 2021, as compared to $148,056 for the year ended December 31, 2020.

Stock-based compensation mounted to $582,862 for the year ended December 31, 2021. The stock-based compensation for the year ended December 31, 2020 was $247,867. The increase was due to the liquidation of the 2010 Stock Plan in the 1st quarter of 2021, in order to energize all collaborators in the development and the regulatory pathway of the Company’s initial drug candidate.

Interest Expense and Amortization of Debt Discount and Premium

During the year ended December 31, 2021, the Company recorded $77,031 in amortization of debt discount, as compared to, $961,128 of premium accretion to additional paid-in capital, and $259,057 in amortization of debt discount (including $145,438 in warrant amortization) for the year ended December 31, 2020. The interest on convertible notes amounted to $236,467 (whereof $85,685 accrued for New Notes, $6,110 for converted notes and $144,782 for the extinct Old Notes), as compared to $1,014,769 (including a pre-pay fee of $91,362 for the early payment of a convertible note and the default penalty of $673,956) for the year ended December 31, 2020. The significant reduction of cost is due to the fact that defaulted debt was re-negotiated and repurchased at face value.

Net Loss

The Company generated a net loss for the year ended December 31, 2021 of $4,528,042. In comparison, for the year ended December 31, 2020, the Company generated a net loss of $2,542,527. The increased loss is mainly linked to the increased spending in Research and development, and that Managements salary was increased to a market-based level. As counter balance the interest and amortizations were radically reduced as described in the preceding paragraph.

Cash-Flows

Net cash used in operating activities was $1,697,399 and $1,098,992 for the years ended December 31, 2021 and 2020, respectively. The increase was due to Research and Development expenses starting in the 4th quarter of 2020, but reduced by the conversion of debt to management converted to equity.

As at December 31, 2021 the Company is in the process of filing a patent, and $36,931 has been spent in patent filing and legal fees during 2021. During the year ended December 31, 2020 the Company spent $10,000 in patent filing and legal fees.

Cash flows from financing activities were $1,765,000 and $981,052 for the years ended December 31, 2021 and 2020, respectively. The significant change was due to convertible loans taken up in connection with the S-1 filing in late spring 2021.

Available cash was $72,358 and $41,688 at December 31, 2021 and December 31, 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2021, our assets consisted of was $72,358 in cash, and $46,932 in intangible assets in form of capitalized patent expenses. We had total liabilities of $3,277,497, which were all current liabilities, and which consisted of $1,155,316 in accounts payable and accrued expenses (of which $531,000 was payable to related parties), and $2,122,181 in convertible loans . The equivalent numbers at December 31, 2020 were $41,688 in cash, $274,715 in pre-paid expenses and $10,000 in intangible assets in form of capitalized patent expenses. We had total liabilities of $2,267,659, which were all current liabilities, and which consisted of $655,303 in accounts payable and accrued expenses (of which $307,176 was payable to related parties), and $1,612,356 in convertible loans. As a result of defaulting on the notes, the debt premium as well as the debt discounts were fully amortized in 2020.

At December 31, 2021, we had total working capital of negative $3,205,139 and an accumulated deficit of $8,753,668. Comparatively, on December 31, 2020, we had total working capital of negative $1,951,256 and an accumulated deficit of $4,721,923. We believe that we must raise not less than $3,700,000 in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months.

Future Financing

We currently have an effective S-1, dated July 26, 2021, in which we intend to raise an amount of $5,300,000. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Contractual obligations

Our contractual obligations include convertible notes, with a face value of $2,165,000 and of accrued interest for these notes mounting to $85,685, described under Note 7 to the Financial Statements.

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

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at December 31, 2021, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2021 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 B. Other Information

On September 21, 2021 the Company appointed Robert J. Burnett from Witherspoon Bracich McPhee, PLLC of Spokane, Washington, as its Corporate Legal Counsel.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors, executive officers and key employees are as follows:

Name	Age as at December 31, 2021	Position
David Platt, Ph.D.	68	Chief Executive Officer, Chairman and Director
Ola Soderquist, MBA, CPA, CMA	60	Chief Financial Officer, Treasurer, Secretary
Mike Sheikh, BS	52	VP Business Development
Dale H. Conaway, D.V.M.	67	Director
Alan M. Hoberman. Ph.D.	68	Director
Hana Chen-Walden, MD	75	Director
Anders Utter, MBA	54	Director

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

Name	Age as at December 31, 2021	Position	Term as Officer/Director
David Platt, Ph.D.	68	Chief Executive Officer, Chairman and Director	September 2018 to Present
Mike Sheikh, BS	52	VP Business Development	May 2020 to Present
Ola Soderquist, MBA, CPA, CMA	60	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present

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

Dr. Alben Sigamani, M.D. is currently Professor and Head of Clinical Research, Narayan Health, Bangalore. He has over 17 years of experience in clinical research and in managing multi-center academic and regulatory Randomized Controlled Trials in India. He has several publications to his credit with a citation index (h-index) of 24. Dr. Sigamani is a Medical Professional (MD) in Clinical Pharmacology & Therapeutics with a Masters Degree in Clinical Trials from the University of London. In 2020, Dr. Sigamani obtained “COVID-19: Tracking The Novel Coronavirus Certificate” from the London School of Hygiene and Tropical Medicine.

Thomaskutty Alumparambil. B.S., C.C.P has over 30 years of clinical experience that includes heart, lung and liver transplants. He is an expert on quality control and quality assurance programs, surgical protocols, blood gas analysis and anticoagulation management.

Medical Advisory Board

We are evaluating a Medical Advisory Board that will be comprised of Clinicians and Clinical Research professionals who are interested in the field of Stroke, Virology or in other subjects related to our product pipeline. The board will provide leadership and expertise to assist us in designing, executing and implementing our clinically oriented activities in a safe, efficient and professional manner.

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

Board of Directors Independence

Board of Directors Independence. Our Board of Directors consists of five members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors. Four of the members of the Board of Directors, Dale H. Conaway, D.V.M., Alan Hoberman, Anders Utter and Hana Chen-Walden are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

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

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are non-employee Directors of the Company. None of our Executive Officers serves on the Compensation Committee or on the Board of Directors of any other company of which any members of our Compensation Committee or any of our Directors is an Executive Officer.

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2021 (the “Audited Financial Statements”).

•	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

•	The Audit Committee discussed with Pinnacle Accountancy Group of Utah (“Pinnacle”), the Company’s independent registered public accounting firm for fiscal 2021, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T:

•	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

•	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:                                     Anders Utter (Chairman)

Indemnification Agreements

Our By-laws provide for the indemnification of directors and officers. See “Indemnification of Directors and Officers.” As at January 1, 2021, Dr. Platt and Mr. Soderquist each receive a monthly compensation of $35,000 and Mr. Sheikh (May 1, 2020) receive a monthly compensation of $17,500 with a 25% pension coverage up to the federal limit, currently $58,000 per year plus potential catchup. The Company will further cover all costs related to maintaining Professional Certificates, and in absence of a corporate healthcare plan, reimburse the officer for reasonable self-subscribed healthcare plan;

Our non-employee Directors will be compensated with 10,000 shares per board and/or committee meeting as at November 13, 2020.

Director Independence

Four of the members of the Board of Directors are “independent” as defined under the rules of the as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our Common Stock to file reports of initial ownership of Common Stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we confirm that, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership filed by all Officers and Directors and by Offer Binder, 10% shareholder, that no other reports were required, during the fiscal year ended December 31, 2021 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

The following table sets forth information concerning all cash all cash and non-cash compensation awarded to, earned by or paid to the Company’s Chief Executive Officer, Chief Financial Officer and the Vice President, regardless of compensation level. The Company’s Chief Executive Officer, Chief Financial Officer and the Vice President are the only officers of the Company for whom compensation disclosure is required pursuant to instruction 1 to Item 402(m)(2) of Regulation S-K.

Summary Compensation Table

Name and Principal Position		Year	Salary	Bonus	Stock Awards	Total Compensation
David Platt, Chairman of the Board,		2020	$72,000	$—	$—	$72,000
Chief Executive Officer and President		2021	$214,000	$—	$—	$214,000

Ola Soderquist, Chief Financial Officer		2020	$72,000	$—	$—	$72,000
		2021	$214,000	$—	$—	$214,000

Mike Sheikh, VP Business Development	(1)	2020	$48,000	$—	$26,400	$74,400
		2021	$105,000	$—	$—	$105,000
(1) for the period 01/05/2020 to 12/31/2020

Grants of Plan-Based Awards

Mike Sheikh, VPBD was awarded 8,800,000 shares, with a fair market value of $26,400 when joining the Company on May 1, 2020.

Outstanding Equity Awards at December 31, 2021; Option exercises and vested

There were no outstanding options or equity awards held by the Company’s Executive Officers at December 31, 2021.

Director Compensation

All compensation paid to our employee directors is set forth in the table summarizing executive officer compensation above. Our non-employee directors currently are entitled to receive 10,000 shares of our Common Stock for each board and/or committee meeting that they attend per quarter in arrears. There were 1,291,200 shares, at a fair market value of $238,808, issued as compensation to the board in 2021. There were 75,000 shares, at a fair market value of $14,457, issued in 2020. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

Employment Contracts

Our executive officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements.

The employment agreements do not provide for the payment of any compensation to our executive officers but provide for the payment of $100,000 (subject to upward adjustment in certain circumstances) in severance upon termination of employment without cause and make no provisions for any payment upon a change of control. There are no other arrangements or plans in which we provide pension, retirement or similar benefits for any of executive officers or directors.

The Board of Directors has set the monthly salary for David Platt and Ola Soderquist to $35,000 and for Mr. Sheikh of $17,500. Additionally, there is a 25% retirement coverage up to the federal limit, currently $58,000 per year plus potential catchup as well as reimbursement of a healthcare plan. Our executive officers and directors may also receive stock or stock options at the discretion of our board of directors in the according to approved the 2010 Stock Plan, or any subsequent Stock Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table includes the information as December 31, 2021 for our equity compensation plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	533,000	$0.73	—
Equity compensation plans not approved by security holders	135,000	0.13	34,181,909
Total	668,000	$0.55	34,101,909

(1)	Consists of our 2010 and 2021 Employee, Director and Consultant Stock Plan (the “2010 Plan” and “2021 Plan”, respectively). See Note 9: “Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.

The following table sets forth certain information as at April 8, 2022 with respect to the beneficial ownership of shares of the Company’s Common Stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each director; (iii) each of our executive officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an executive officer; and (iv) the executive officers and directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 110,840,998 shares of Common Stock outstanding as at April 8, 2022. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)	Number of Warrants indirectly owned (2)

David Platt (3)	45,734,937	41.3%	122,000
whereof 2,479,863 indirect

Ola Soderquist (3)	20,926,049	18.9%	100,000
whereof 1,340,749 indirect

Mike Sheikh (3)	9,399,517	8.5%	50,000
whereof 599,517 indirect

Dale H. Conaway (3)	370,800	0.3%	—

Alan M. Hoberman (3)	444,100	0.4%	—

Hana Chen-Walden, MD (3)	277,800	0.3%	—

Anders Utter (3)	389,900	0.4%	—

All Officers and Directors as a Group (7 persons)	87,012,272	70.0%	272,000

Beneficial Owners Holding More than 5% of the Outstanding Shares

Offer Binder (4)	8,919,169	8.0%	—

(1) The percentage shown in the table is based on 110,840,998 shares of Common Stock outstanding on April 8, 2022.
(2) The warrants have a remaining term of 2.9 years with an exercise price of $2.00. The warrant agreement includes provisions for dilutive issuance and cash-less exercise.
(3) The business address of these individuals is 75 2nd Ave., Suite 605, Needham, MA 02494.
(4) The business address of this individual is 12 Zatury, 6233906 Tel Aviv, ISRAEL.

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

As at December 31, 2021, the Company have accrued a total amount of $210,000 each for David Platt and Ola Soderquist and $111,000 for Mike Sheikh in salary and advanced expenses.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah for the fiscal year ended December 31, 2021 and 2020.

Fee Category	2021	2020

Audit Fees	$22,000	$14,000

Audit Related Fees	$—	$—

Tax Fees	$—	$—

All other Fees	$—	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2021 and 2020.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference as Exhibit 3.1 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.2	By-Laws of the Registrant (Incorporated by reference as Exhibit 3.2 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.3	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

3.5	Certificate of Change Pursuant to NRS78.209 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018)

3.6	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.7	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

4.1	Form of Common Stock Certificate

4.2	Form of Warrant Dated October 24, 2018 (Incorporated by reference as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.3	Certificate of Merger Wyoming (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.4	Certificate of Merger Delaware (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.5	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.6	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

4.7	Form of Warrant Dated February 25, 2019 (Incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

Exhibit Number	Description

10.1	Form of Accord and Satisfaction between U.S. Rare Earth Minerals and Elenor Yarbray (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.2	Form of Agreement and Plan of Merger and Reorganization By and Among U.S. Rare Earth Minerals, Inc., Bioxy Acquisition Corp. and Bioxytran, Inc. (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.3	Form of Asset Purchase Agreement between U.S. Rare Earth Minerals, Inc. and U.S. Rare Earth Minerals, Inc. (Wyoming). (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.4	Form of Employment Agreement of David Platt

10.5	Form of Employment Agreement of Ola Soderquist

10.6	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.7	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.8	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.9	2010 Employee, Director and Consultant Stock Plan Incorporated by reference to Exhibit 99.1 on form S-8 filed with the Securities and Exchange Commission on February 22, 2010.

10.10	Form of Public Offering Subscription Agreement

10.11	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.14	Form of Warrant of dated October 24, 2018

10.15	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.16	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.17	Form of $250,000 Senior Secured Promissory Note, dated February 25, 2019, of U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.18	Form of Security Agreement dated February 25, 2019, between U.S. Rare Earth Minerals, Inc., and Auctus Fund, LLC, dated February 25, 2019.

10.19	Form of Warrant of dated February 25, 2019

10.20	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.21	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

Exhibit Number	Description

10.22	License Agreement between Bioxytran, Inc. and MDX Lifesciences, Inc. dated April 4, 2019.

10.23	Investor Relations Agreement between Bioxytran, Inc. and Resources Unlimited NW LLC. dated April 22, 2019.

10.25	Form of Advisory Board Agreement between Bioxytran, Inc. and Steven Aust dated June 11, 2019.

10.26	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Barkman effective July 15, 2019.

10.27	Form of Advisory Board Agreement between Bioxytran, Inc. and Cynthia Tsai effective July 16, 2019.

10.28	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Jensen Dated September 13, 2019.

10.29	Form of Advisory Board Agreement between Bioxytran, Inc. and Patrick Huddie dated September 13, 2019.

10.28	Securities Purchase Agreement between Peak One Opportunity Fund, L.P. and Bioxytran, Inc., dated October 22, 2019.

10.29	8% Convertible Debenture of Bioxytran, Inc. to Peak One Opportunity Fund, L.P. in the Principal Amount of $120,000 dated October 22, 2019

10.30	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.31	8% Convertible Note of Bioxytran, Inc. to Tangiers Global, LLC in the Principal Amount of $106,300 dated October 23, 2019

10.32	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.33	Securities Purchase Agreement between PowerUp Lending Group Ltd. and Bioxytran, Inc., dated October 21, 2019.

10.34	8% Convertible Note of Bioxytran, Inc. to PowerUp Lending Group Ltd. in the Principal Amount of $106,000 dated October 21, 2019

10.35	Form of Securities Purchase Agreement between GS Capital Partners, LLC and Bioxytran, Inc., dated No ember 7, 2019.

10.36	Form of 4% Convertible Note of Bioxytran, Inc. to GS Capital Partners, LLC. in the Principal Amount of $125,000 dated November 7, 2019

10.37	Form of Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.38	Form of Letter Agreement between FON Consulting, LLC and Bioxytran, Inc. dated November 11, 2019.

10.39	Securities Purchase Agreement between FirstFire Global Opportunities Fund, LLC and Bioxytran, Inc., dated November 20, 2019.

10.40	4% Convertible Note of Bioxytran, Inc. to FirstFire Global Opportunities Fund, LLC. in the Principal Amount of $125,000 dated November 20, 2019

10.41	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.42	Securities Purchase Agreement between Power Up Lending Group and Bioxytran, Inc., dated December 30, 2019.

10.43	8% Convertible Note of Bioxytran, Inc. to Power Up Lending Group in the Principal Amount of $54,600 dated December 30, 2019

10.44	Securities Purchase Agreement between EMA Financial LLC and Bioxytran, Inc., dated January 10, 2020.

10.45	4% Convertible Note of Bioxytran, Inc. to EMA Financial LLC. in the Principal Amount of $125,000 dated January 10, 2020.

Exhibit Number	Description

10.46	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.47	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated January 18, 2020

10.48	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $56,600 dated January 18, 2020

10.49	Securities Purchase Agreement between Crown Bridge Partners, LLC and Bioxytran, Inc., dated October 30, 2019.

10.50	4% Convertible Note of Bioxytran, Inc. to Crown Bridge Partners, LLC in the Principal Amount of $55,000 dated October 30, 2019

10.51	Warrant to Purchase 22,000 shares of Common Stock of Bioxytran.

10.52	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated October 24, 2018

10.53	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated February 25, 2019

10.54	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated March 18, 2020

10.55	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $64,900 dated March 18, 2020

10.56	Joint Venture Agreement between Bioxytran and Pharmalectin Partners, LLC, dated November 15, 2020.

10.57	Form of Employment Agreement of Mike Sheikh, dated May 1, 2020

10.58	Form of Convertible Note Agreement between Note Holders and Bioxytran, Inc., dated May 2 and 3, 2021

10.59	License Agreement between Bioxytran, Inc. and Pharmalectin, Inc. dated May 5, 2020

10.60	License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021

10.61	2021 Employee, Director and Consultant Stock Plan, adopted by the Board of Directors on January 19, 2021

10.62	2017 Employee, Director and Consultant Stock Plan (Subsidiary), adopted by the Board of Directors on October 5, 2017

10.63	Form of Warrant dated June 4, 2021

10.64	Form of Subsidiary Option dated June 4, 2021

10.65	Form of Private Placement Memorandum dated February 26, 2021

10.66	Form of Private Placement Memorandum dated September 17, 2021

14.1	Code of Ethics

14.2	Insider Trading Policy

21.1	Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

21.2	Description of Securities

21.3	Amendment to Subsidiary’s Certificate of Corporation, dated April 29, 2020

Exhibit Number		Description

21.4		Certificate of Incorporation Foreign (BVI) Subsidiary

23.1	*	Consent of Pinnacle Accountancy Group of Utah, PLLC, independent registered public accounting firm

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	*	The following financial statements from the Annual Report on Form 10-K of BIOXYTRAN, Inc. for the year ended December 31, 2021 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Dated: April 11, 2022	By:	/s/ David Platt
David Platt
President and Chief Executive Officer (principal executive officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Secretary & Treasurer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this eleventh day of April 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt, Ph.D.

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Hana Chen-Walden, MD.	Director
Hana Chen-Walden, MD

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

/s/ Anders Utter	Director
Anders Utter

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioxytran, Inc.

Needham, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioxytran, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital, has suffered losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of net losses, negative working capital, a significant accumulated deficit and currently has net working capital deficit. The Company has contractual obligations, such as commitments for repayments of accounts payable, accrued liabilities, loans payable, notes payable, and related party loans (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, implementation of planned business operations, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to implement its planned business operations or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain debt financing, and the successful implementation of its planned business operations. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures (iii) evaluating the probability that the Company will be able to obtain debt financing, and (iv) evaluating the implementation of its planned business operations.

Stock-Based Compensation

As described in Note 8 and 9 to the consolidated financial statements, the Company recorded stock-based compensation related to the issuance of common stock, stock options and warrants. Management establishes their estimates for the value of the stock-based compensation related to common stock issued for services using historical stock price information. Management uses a valuation model requiring various inputs to establish their estimates for the value of stock options and warrants.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 11, 2022

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$72,358	$41,688
Pre-paid expenses	—	274,715
Total current assets	72,358	316,403

Intangibles, net	46,932	10,000

Total assets	$119,290	$326,403

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$624,316	$348,127
Accounts payable related party	531,000	307,176
Convertible notes payable, net of premium and discount	2,122,181	1,612,356
Total current liabilities	3,277,497	2,267,659

Total liabilities	3,277,497	2,267,659

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 110,840,998 and 97,450,673 issued and outstanding as at December 31, 2021 and 2020, respectively	110,841	97,451
Additional paid-in capital	5,881,876	1,795,125
Non-controlling interest	(397,256)	888,091
Accumulated deficit	(8,753,668)	(4,721,923)
Total stockholders’ equity (deficit)	(3,158,207)	(1,941,256)

Total liabilities and stockholders’ equity (deficit)	$119,290	$326,403

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Year ended
	December 31, 2021	December 31, 2020
Operating expenses:
Research and development	$2,013,762	$544,519
General and administrative	1,617,810	476,315
Compensation expense	582,862	247,867
Total operating expenses	4,214,434	1,268,701

Loss from operations	(4,214,434)	(1,268,701)

Other income (expenses):
Interest expense	(236,577)	(1,014,769)
Debt discount amortization	(77,031)	(259,057)
Total other income (expenses)	(313,608)	(1,273,826)

Net loss before provision for income taxes	(4,528,042)	(2,542,527)

Provision for income taxes	—	—
Net loss	(4,528,042)	(2,542,527)

Net loss attributable to the non-controlling interest	496,297	61,909

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(4,031,745)	$(2,480,618)

Loss per common share, basic and diluted	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	106,252,116	93,967,677

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

									Total
					Additional Paid in			Non-	Shareholders’
	Common Stock		Preferred Stock		Capital		Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	(Deficit)
January 1, 2020	86,475,673	$86,476	—	$0	$1,355,542	$—	$(2,241,305)	$—	$(799,287)

Issuance of warrants					145,438				145,438
Exercise of warrants	750,000	750		—	(750)
Options issued and vested - 2010 Plan					18,460				18,460
Shares issued to BoD & Mgmnt - 2010 Plan	8,875,000	8,875			31,982				40,857
Shares issued to Consultants - 2010 Plan	1,000,000	1,000			186,550				187,550
Debt premium on convertible note					(937,007)				(937,007)
Debt premium accretion					961,128				961,128
Shares issued for conversion of principal and accrued interest	350,000	350			33,782				34,132
Non-controlling interest								950,000	950,000
Net loss attributable to the non-controlling interest								(61,909)	(61,909)
Net loss							(2,480,618)		(2,480,618)
December 31, 2020	97,450,673	$97,451	—	—	$1,795,125	$—	$(4,721,923)	$888,091	$(1,941,256)

Options issued and vested – 2010/2021 Plan					14,490				14,490
Net of Shares issued to BoD, Mgmnt & related party – 2010/2021 Plan	4,811,309	4,811			143,259				148,070
Shares issued to Consultants – 2010/2021 Plan	2,893,600	2,893			406,459				409,352
Common Stock issued for conversion of convertible notes and accrued interest	930,864	931			120,111				121,042
Forgiveness of debt by Mgmnt and related party					2,007,187				2,007,187
Conversion of subsidiary shares	4,754,552	4,755			1,395,245			(1,400,000)	—
Subsidiary shares acquired by affiliate								10,500	10,500
Subsidiary stock options								450	450
Subsidiary stock transactions								600,000	600,000
Net loss attributable to the non-controlling interest								(496,297)	(496,297)
Net loss				0			(4,031,745)		(4,031,745)
December 31, 2021	110,840,998	$110,841	—	0	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)

 See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Year Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,528,042)	$(2,542,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount, incl. issuance of warrants	77,031	259,057
Default fee convertible notes	—	673,956
Stock-based compensation expense	582,862	247,867
Changes in operating assets and liabilities:
Pre-paid expenses	274,715	(274,715)
Other receivable	—	50,000
Accounts payable and accrued expenses	1,206,088	276,194
Accounts payable related party	689,947	211,176
Net cash used in operating activities	(1,697,399)	(1,098,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(36,931)	(10,000)
Net cash used in investing activities	(36,931)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary stock transactions	600,000	950,000
Proceeds from issuance of convertible notes payable	1,165,000	264,000
Repayment of convertible notes payable	—	(232,948)
Net cash provided by financing activities	1,765,000	981,052

Net increase (decrease) in cash	30,670	(127,940)
Cash, beginning of period	41,688	169,628
Cash, end of period	$72,358	$41,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$91,362
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	—	145,438
Debt discount on convertible note	119,850	—
Debt premium on convertible note	—	937,007
Accretion of debt premium to additional paid-in capital	—	961,128
Common shares issued for the conversion of subsidiary shares, Related party	1,400,000	—
Common shares issued for the conversion of convertible notes and accrued interest	$121,042	$34,132
Forgiveness of related party debt recorded to additional paid-in capital	2,007,187	—

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2021 AND 2020

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is a clinical-stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues, in a safe and efficient manner. If it is not addressed, lack of oxygen to tissues, or hypoxia, results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. The Company’s initial focus is the treatment of hypoxic conditions in the brain resulting from stroke, and hypoxic conditions in wounds to prevent necrosis and to promote healing. The Company’s approach potentially will result in the creation of safe drug alternatives to existing therapies for effectively addressing hypoxic conditions in humans. Our drug development efforts are guided by specialists in co-polymer chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

Our Subsidiary, Pharmalectin, Inc. (“Pharmalectin” or the “Subsidiary”) is pursuing their work with a candidate named, ProLectin, a complex polysaccharide derived from pectin that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to se. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

Our Foreign Subsidiary, Pharmalectin (BVI), Inc. (“Pharmalectin BVI” or the “Foreign Subsidiary”) is the owner and custodian of the Company’s Copyrights, Trade Marks and Patents.

Organization

Bioxytran, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001.

Pharmalectin was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin, Inc. There are currently 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. An additional 4,500,000 options are also held by an affiliate. The option agreement includes provisions for dilutive issuance and cash-less exercise. The beneficial ownership of the affiliate are Mike Sheikh, Ola Soderquist and David Platt.

Pharmalectin BVI was organized on March 17, 2021 as a British Virgin Islands (BVI) Business Corporation with a BVI corporate taxing structure with 50,000 authorized shares with a par value of $1.00. There are currently 50,000 outstanding shares held by the Company.

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

At December 31, 2021, we would, based on the market price of $0.40/share, be obligated to issue approximately 17,312,961 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 272,000 shares upon exercise of the warrants. For the New Notes, the shares total is based on $2,250,685 of currently outstanding principal, default penalty and unpaid interest. At December 31, 2020, we would, based on market price of $0.24/share, be obligated to issue approximately 11,974,301 shares of Common Stock upon conversion of the then outstanding convertible notes (the “Old Notes”) and 272,000 shares upon exercise of the warrants. For the Old Notes, the shares total was based on $1,867,991 of currently outstanding principal, default penalty and unpaid interest

The 2021 1-year notes (the “New Notes”), have an interest rate of 6% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising receiving gross proceeds of not less than $500,000. The New Notes are limited to converting no more than 4.99% of our issued an outstanding Common Stock.

Stock Based Compensation

The Company measures the cost of services received from employees and non-employees in exchange for an award of equity instruments based on the fair value of the award on the grant date pursuant ASC 718. Stock-based compensation expense is recorded by the Company over the requisite service period, or vesting period, in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments form transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.” During the years ended December 31, 2021 and 2020, the Company sold 9% and 15%, respectively, of its subsidiary Pharmalectin for a total amount of $600,000 and $950,000, respectively. During the years ended December 31, 2021 the Subsidiary also issued 4,500,000 stock options to its management. Accordingly, APIC has been adjusted with this amount for the year ended December 31, 2021 and 2020.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2021 and 2020.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2021 the Company incurred $2,013,762 in research and development expenses, while during the year ended December 31, 2020 the Company incurred $544,519.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at December 31, 2021, the Company had cash of $72,358 and a negative working capital of $3,205,139. As at December 31, 2021, the Company has not yet generated any revenues, and has incurred cumulative net losses of $8,753,668. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2021, the Company raised $1,165,000 from issuance of convertible notes, and exchanged an additional note of $1,000,000 against the defaulted convertible loans and accrued interest that mounted to $2,020,323. Another 1. The Company also raised $600,000 in cash proceeds from the issuance of Common Stock in our Subsidiary. During the year ended December 31, 2020, the Company raised $264,000 from issuance of convertible notes, and paid back $232,948. The Company also raised $950,000 in cash proceeds from the issuance of Common Stock in our Subsidiary. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2022 and is pursuing alternative opportunities to funding.

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

NOTE 4 – PRE-PAID EXPENSES AND OTHER CURRENT ASSETS

On December 31, 2021, there were no Pre-paid Expenses. At December 31, 2020 there were $274,715 in Pre-paid Expenses.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2021 and 2020.

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

	Estimated Remaining Life (years)	December 31, 2021	December 31, 2020
Capitalized patent costs	19	$46,932	$10,000
Accumulated amortization		—	—

Intangible assets, net		$46,932	$10,000

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On December 31, 2021, there was $531,000 in Accounts Payables to related parties in form of payroll and advanced expenses. On December 31, 2020 there was $307,176 in Accounts Payables to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Accounts payable related party (1)	$531,000	$307,176
Professional fees	375,371	84,325
Interest	85,685	263,135
Payroll taxes	32,010	—
Pension/401K	131,250	—
Other accounts payable	—	667
Default penalty	—	673,956
Convertible note payable	2,122,181	938,400
Total	$3,277,497	$2,267,659

(1)	$210,000 to each the CFO and the CEO for 6 months of salary for the period July through December 2021, and $111,000 to the VP for salary and expenses for the same period, while there was $120,000 to each the CFO and the CEO at and $67,176 for the VP at December 31, 2020.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Between October 23, 2019 and March 18, 2020, the Company issued senior convertible debentures for an aggregate of $938,400 (the “Convertible Debentures”) in exchange for an aggregate net cash proceeds of $836,000, net of financing costs. The Convertible Debentures have a stated interest rate of 4-8% per annum payable quarterly beginning October 23, 2020 and were due one year from the date of issuance, the latest due March 18, 2021 and were convertible into shares of the Company’s Common Stock at the option of the holder at a conversion price to the lesser of: (i) the lowest trading price for the twenty-day period prior to the date of the Convertible Debentures or (ii) 65% of the average of the three lowest trading prices during the twenty days prior to a conversion notice on the applicable trading market or the closing bid price on the applicable trading market.

Additionally, the variable conversion rate component requires that the Convertible Debentures be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the Convertible Debentures.

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

Debt Restructuring

On April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT be suspended for the period April 16 through April 29, 2020.

As a result of the SEC ordered suspension the Company defaulted on the outstanding Convertible Debentures; resulting in an increase of the interest to 21% and the principal to increase to 168% of principal loan amount. The convertible debt increased by $666,456 to $1,604,856 while the interest accrual increased to approximately $28,563/month. At the default date, April 16, 2020, remaining debt discount of $76,265 was amortized to interest expense and the remaining debt premium of $856,560 was accreted to additional paid-in capital.

On May 2 and 3, 2021, Bioxytran, Inc. (the “Company”) entered into nine note agreements for a total amount of $3,266,846 in 1-year notes (the “New Notes”), with an interest rate of 6% convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising receiving gross proceeds of not less than $500,000. The New Notes required the Company to prepare and file a Registration Statement on Form S-1 within a period of 60 days from issuance of the New Notes. A Form S-1 was filed with the SEC on June 24, 2021 and was declared effective by SEC on July 23, 2021, wherein the New Notes have a 180-day lock-up period.

On November 20, 2021, management forgave the Company their part of the loan for an amount of $986,864 originating from accrued salaries recorded as additional paid-in capital. See details under Note 8.

The transactions set forth below were approved by the Company’s Board of Directors on June 4, 2021.

Name		Principal due December 31, 2021	Accrued interest December 31, 2021	Total amount due December 31, 2021
Notes sold in exchange for cash	(1)	$1,165,000	$46,108	1,211,108
Note issued in exchange for defaulted notes	(2)	1,000,000	39,577	1,039,577
		$2,165,000	$85,685	2,250,685

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	The “Old Notes” were paid off and assumed by a different entity/company. Portions of the balance was forgiven and a new note of $1,000,000 was issued.

The defaulted notes were returned to the Company on May 26, 2021. The debt forgiveness of $1,020,323 was recorded as additional paid-in capital.

Name	Due at May 26, 2019	Principal Amount	Default Penalty	Warrants Issued	Term	Exercise Price	Amortization of Warrants	Accrued Interest
Old Notes	Defaulted	$938,400	$673,956	272,000	5	2.00	$97,279	$407,967

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

Convertible notes payable consists of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Principal balance	$1,165,000	$938,400
Principal balance, related party	1,000,000	—
Default penalty	—	673,956
Unamortized debt discount	(42,819)	—
Outstanding, net of debt discount and premium	$2,122,181	$1,612,356

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

As at December 31, 2021 and 2020, no preferred shares have been designated or issued.

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

On June 4, 2021, 930,864 shares of Common Stock were issued to two consultants as a result of conversion of accrued interest and principal for two convertible notes for a total of $121,042.

On June 4, 2021, 7,591,261 shares of Common Stock were issued to management as a result of conversion of accrued interest and principal for three convertible notes for a total of $986,864. To avoid dilution of the Company stock, the shares were returned to treasury and cancelled on November 20, 2021, and the original debt consisting of accrued salary was forgiven.

On December 3, 2021 a company affiliate converted their holdings in the Subsidiary into 4,754,552 shares, or 0.2945/share in accordance with a joint venture agreement.

For the year ended December 31, 2021, a net of 7,704,909 shares of Common Stock were awarded at an average cost per share of $0.07, under the 2010 and the 2016 Stock Plans for a total value of $557,422. For the year ended December 31, 2020, 9,875,000 shares of Common Stock were awarded at an average cost per share of $0.01, under the 2010 Stock Plan for a total value of $228,407. For details, see Shares Awarded and Issued under Note 9.

As at December 31, 2021, the Company has 110,840,998 shares of Common Stock issued and outstanding. At December 31, 2020 there were 97,450,673 shares of Common Stock issued and outstanding.

Common Stock Warrants

The fair value of stock warrants granted for the year ended December 31, 2021 was calculated with the following assumptions:

	2021	2020
Risk-free interest rate	0.16 - 1.00%	0.46 - 1.67%
Expected dividend yield	0%	0%
Volatility factor (monthly)	175.34%	158.22%
Expected life of warrant	5 years	5 years

For the year ended December 31, 2021 the Company awarded 405,334 warrants, valued at $145,438, and 750,000 shares of Common Stock were issued in a cashless exercise. For the year ended December 31, 2020 the Company issued 408,333 warrants to purchase Common Stock as part of a convertible note agreements. The warrants total value allocated to debt discount was $129,929. For details, see Convertible Note Payable under Note 7.

The following table summarizes the Company’s Common Stock warrant activity for the year ended December 31, 2021 and 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2020	616,666	$0.60	4.8
Granted	405,334	1.29	5.0
Exercised	(750,000)	—	—
Forfeited/Canceled	—	—	—
Outstanding as at December 31, 2020	272,000	$2.00	3.9
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at December 31, 2021	272,000	$2.00	2.9

The following table summarizes information about stock warrants that are vested or expected to vest at December 31, 2021:

		Warrants Outstanding				Exercisable Warrants
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$2.00	272,000	$2.00	2.90	$—	272,000	$2.00	2.90	$—
$2.00	272,000	$2.00	2.90	$—	272,000	$2.00	2.90	$—

The 272,000 warrants are held by an affiliate. The warrant agreement includes provisions for dilutive issuance and cash-less exercise and are held by an affiliate (beneficially owned by Michael Sheikh, Ola Soderquist and David Platt).

The following table sets forth the status of the Company’s non-vested warrants as at December 31, 2021 and December 31, 2020:

	Number of Warrants	Weighted- Average Grant-Date Fair Value
Non-vested as at December 31, 2019	—	$—
Granted	405,334	0.13
Forfeited	—	—
Vested	(405,334)	0.13
Non-vested as at December 31, 2020	—	$—
Granted	—	—
Forfeited	—	—
Vested	—	—
Non-vested as at December 31, 2021	—	$—

The weighted-average remaining contractual life for warrants exercisable at December 31, 2021 is 2.90 years.

The aggregate intrinsic value for fully vested, exercisable warrants was $0 at December 31, 2021 and 2020 was $0.

Common Stock Options

For the year ended December 31, 2021 there were 135,000 options awarded under the 2021 Stock Option Plan. The options total fair value at the time of award was $14,490. For the year ended December 31, 2020 there were 192,000 options awarded under the 2010 Stock Option Plan. The options total fair value at the time of award was $18,460. For details, see Stock options granted and vested under note 9.

Sales of Shares in Subsidiary

During the years ended December 31, 2021 and 2020, the Company sold 9% and 15%, respectively, of its subsidiary Pharmalectin for a total amount of $600,000 and $950,000, respectively. The external ownership interest is 24% and are currently held by an affiliate (beneficially owned by Michael Sheikh, Ola Soderquist and David Platt).

NOTE 9 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

During the year ended January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Stock Plan” (2021 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year. As at December 31, 2021, there were 668,000 outstanding stock options valued at historic fair market value of $367,400 and 1,669,000 shares issued valued at a fair historic market value of $43,919 at the time of award. As at December 31, 2020, there was “The 2010 Stock Plan” under this plan there were 533,000 outstanding stock options with a fair historic market value of $275,603 and 11,002,000 shares issued with a fair historic market value of $1,075,358 at the time of award.

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

On January 15, 2021 the Company granted 3,189,200 shares of Common Stock valued at $0.24/share, equally divided to 227,800 shares/each to fourteen of the Company’s Managers, Board- and Medical Advisory Board members, as well as to indispensable Consultants currently working on the clinical trial submissions with the FDA, for a total value of $765,408. On November 20, 2021, the Management returned 1,083,400 of these shares to the Plan in order to avoid dilution of the Company stock, the shares were cancelled upon return. The shares market value at the time of issuance were $260,016, or $0.24/share.

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

On August 2, 2021 the Company granted 699,000 shares to our Investment Banker as per outlined in the PPM for a total value of $699, or $0.001/share.

On October 1, 2021 the Company granted 170,000 shares to four Board members in reward of their attendance at Board and Committee meetings during the third quarter of 2021. The total fair market value at the time of the award was $170, or $0.001/share.

On November 20, 2021 the Company granted 3,597,529 shares to an affiliate for their development and regulatory work with the Company’s first indication. The total fair market value at the time of the award was $7,594, or 0.0021/share.

On December 3, 2021 the Company granted 322,580 shares to an affiliate as compensation for Management Fee and Legal Expenses for a total value of $95,000, or 0.2945/share as per written agreement.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Granted as at December 31, 2020 from the 2010 Plan	11,002,000	$0.003 - 1.49	$0.10
Shares Granted in 2021 from the 2010 Plan	3,199,200	0.24	0.24
Shares Granted as at December 31, 2021 from the 2021 Plan	4,505,709	$0.001 – 0.29	$0.07

For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $557,422 in connection with share-based payment awards. For the year ended December 31, 2020, the Company recorded stock-based compensation expense of $228,407 in connection with share-based payment awards.

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

On August 1, 2021 the Company granted 45,000 3-year options immediately vested at an exercise price of $0.001 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $45.

The fair value of stock options granted and revaluation of non-employee consultant options for the year ended December 31, 2021 and 2020 was calculated with the following assumptions:

	2021	2020
Risk-free interest rate	0.16 - 1.00%	0.10 - 1.61%
Expected dividend yield	0%	0%
Volatility factor (monthly)	175.34%	158.22%
Expected life of option	3 years	3 years

For the year ended December 31, 2021, the Company recorded compensation expense of $18,460 in connection with awarded stock options. The Company recorded $257,143 in awarded option valuation as compensation expense during 2020. As at December 31, 2021, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity during the year ended at December 31, 2021:

	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as at December 31, 2020	533,000	$0.001 - 1.21	$0.73
Granted	135,000	0.001 - 0.32	0.13
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as at December 31, 2021	668,000	$0.001 - 1.21	$0.55

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2021:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	90,000	$0.001	1.95	$—	90,000	$0.001	1.95	$—
0.05	3,000	0.05	1.75	—	3,000	0.05	1.75	—
0.15	90,000	0.15	1.33	—	90,000	0.15	1.33	—
0.18	45,000	0.18	1.83	—	45,000	0.18	1.83	—
0.19	45,000	0.19	2.33	—	45,000	0.19	2.33	—
0.20	48,000	0.20	2.04	—	48,000	0.20	2.04	—
0.31	3,000	0.31	1.00	—	3,000	0.31	1.00	—
0.32	3,000	0.32	1.25	—	3,000	0.32	1.25	—
0.73	3,000	0.73	0.83	—	3,000	0.73	0.83	—
0.61	45,000	0.61	0.75	—	45,000	0.61	0.75	—
0.95	200,000	0.95	0.70	—	200,000	0.95	0.70	—
1.09	3,000	1.09	0.50	—	3,000	1.09	0.50	—
1.10	45,000	1.10	0.58	—	45,000	1.10	0.58	—
1.21	45,000	1.21	0.33	—	45,000	1.21	0.33	—
$0.001-1.21	668,000	$0.55	1.22	$—	668,000	$0.55	1.22	$—

The following table sets forth the status of the Company’s non-vested stock options as at December 31, 2021 and December 31, 2020:

	Number of Options	Weighted- Average Grant-Date Fair Value
Non-vested as at December 31, 2020	—	$—
Granted	135,000	0.13
Forfeited	—	—
Vested	(135,000)	0.13
Non-vested as at December 31, 2021	—	$—

The weighted-average remaining contractual life for options exercisable at December 31, 2021 is 1.22 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at December 31, 2021. The aggregate intrinsic value of options exercised for the year ended at December 31, 2020 was $0. The actual tax benefit realized from stock option exercises for the year ended at December 31, 2021 and 2020 was $0 as no options were exercised.

At December 31, 2021 the Company has 34,181,909 options or stock awards available for grant under the 2021 Plan.

Issuance of Options in Subsidiary

During the years ended December 31, 2021 the Subsidiary also issued 4,500,000 stock options to an affiliate (beneficially owned by Michael Sheikh, Ola Soderquist and David Platt) under its 2017 Stock Plan. There was no such issuance at the year ended December 31, 2020. The option agreement includes provisions for dilutive issuance and cash-less exercise.

At December 31, 2021 the Company has no additional options or stock awards available for grant under the subsidiary’s 2017 Plan.

NOTE 10 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2021 and December 31, 2020, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2021	2020
Deferred Tax Assets:
Net operating loss carryforward	$6,670,000	$3,225,628

Total deferred tax assets	1,400,000	677,382

Valuation allowance	(1,400,000)	(677,382)

Deferred tax asset, net of valuation allowance	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2021, the Company had approximately $6,670,000 of federal net operating losses that may be available to offset future taxable income, At December 31, 2020, the Company had approximately $3,225,628 of federal net operating losses that may be available to offset future taxable income. $2,870 of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely. As at the fiscal year 2021, a deduction for issued warrants and stock options and restricted shares awarded from the 2010 Stock Plan for a total of $2,030,000 has not yet been made, for the fiscal year 2020 this total was $1,448,240. The market value less exercise price for these awards will be deducted if and when the warrants and stock options are exercised, while the restricted shares will be deducted at market value at the date they were awarded, once the restriction is removed.

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

The underlying convertible note was, per agreement of the parties, cancelled on June 4, 2021, with Power Up agreeing to a stipulation of discontinuance with prejudice and forfeiture of on-going lawsuit and forfeiture of the mentioned awarded damages.

At present, there is no other pending litigation or proceeding involving any of our directors, officers or employees as to which indemnification is sought, nor are we aware of any threatened litigation or proceeding that may result in claims for indemnification.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2021 through the date the financial statements were issued. The events requiring disclosure for this period are as follows:

Note Financing

On December 31, 2021, the Company issued a Private Placement Memorandum in form of convertible Notes, “the Notes”, offered exclusively to accredited investors for an amount of up to $1,500,000, “the PPM”, to be closed no later than January 10, 2022.

A summary of the Notes issued under the PPM is as follows:

Convertible Loan		Date of Issuance	Principal Amount	Interest
1-year convertible notes with 6% interest convertible at $0.25/share	(1)	1/12/2022	1,467,000	6%

(1)                 Net cash received for these notes were $1,380,960, after a Debt Discount of $86,040 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC). WallachBeth also received 264,060 5-year warrants exercisable at $0.25/share, valued at $0.16, based on Black and Schools Option Pricing Model, for a total value of $42,250.

Terms for the Notes

Between January 5, 2022 and January 12, 2022, we entered into thirty-four (34) Securities Purchase Agreements, or “the SPA’s”, with accredited investors, under which we agreed to sell the Notes, in an aggregate principal amount of $1,467,000 with 6% interest to the Holders of the Notes, “the Holders”.

At any time after the issue date of the Notes, “the Holders”, have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” is set to $0.25 per share.

The Holders are limited to holding a total of 4.99% of our issued and outstanding Common Stock. The Common Stock underlying the Notes, when issued, bear a restrictive legend are currently eligible for resale under Rule 144.

If the Notes are converted prior to us paying off such note, it would lead to dilution to our shareholders as a result of the conversion discounted for the Notes. There can be no assurance that there will be any funds available to pay of the Notes, or if available, on terms that will be acceptable to us or our shareholders. If we fail to obtain such additional financing on a timely basis, the Holders may convert the Notes and sell the underlying shares, which may result in dilution to shareholders due to the conversion discount, as well as a decrease in our stock price.

Common stock

Shares awarded, but not yet issued, under the 2021 Stock Plan:

On January 10, 2022 the Company granted 40,000 shares of Common Stock to four Board Members in reward of their attendance at Board and Committee meetings during the fourth quarter of 2021. The total fair market value at the time of the award was $6,400, or $0.16/share.

On February 18, 2022 the Company granted 100,000 shares of Common Stock to two Consultants in reward of their assistance in the filings of the IND to the US FDA and the CT-4 to the Indian CDCSO for the ProLectin-M, an oral chewable tablet for the treatment of mild to moderate cases of Covid-19.