Form 10-Q
period 2022-03-31
BIOXYTRAN, INC
filed 2022-05-23
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 001-35027

BIOXYTRAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	2834	26-2797630
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

75 2nd Avenue, Ste 605, Needham, MA	02494
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2022
Common Stock, $0.001 par value per share	110,840,998 shares

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., March 31, 2022

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$739,584	$72,358
Total current assets	739,584	72,358

Intangibles, net	68,343	46,932

Total assets	$807,927	$119,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$516,139	$624,316
Accounts payable related party	796,506	531,000
Un-issued shares liability	16,000	—
Un-issued shares liability related party	6,400	—
Convertible notes payable, net of premium and discount	3,552,225	2,122,181
Total current liabilities	4,887,270	3,277,497

Total liabilities	4,887,270	3,277,497

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 110,840,998 issued and outstanding	110,841	110,841
Additional paid-in capital	5,924,126	5,881,876
Non-controlling interest	(448,372)	(397,256)
Accumulated deficit	(9,665,938)	(8,753,668)
Total stockholders’ deficit	(4,079,343)	(3,158,207)

Total liabilities and stockholders’ deficit	$807,927	$119,290

See the accompanying notes to these unaudited condensed consolidated financial statements

 BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	3-Months Ended
	March 31, 2022	March 31, 2021
Operating expenses:
Research and development	$240,125	$347,033
General and administrative	556,581	567,320
Compensation expense	22,400	774,558
Total operating expenses	819,106	1,688,911

Loss from operations	(819,106)	(1,688,911)

Other expenses:
Interest expense	52,035	87,410
Amortization	92,245	—
Total other expenses	144,280	87,410

Net loss before provision for income taxes	(963,386)	(1,776,321)

Provision for income taxes	—	—
Net loss	(963,386)	(1,776,321)

Net loss attributable to the non-controlling interest	51,116	154,614

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(912,270)	$(1,621,707)

Loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	110,840,998	100,118,229

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Deficit
December 31, 2020	97,450,673	$97,451	—	—	$1,795,125	$—	$(4,721,923)	$888,091	$(1,941,256)
Option s issued and vested - 2021 Plan					6,750				6,750
Shares issued to BoD & Mgmnt - 2010 Plan	1,366,800	1,367			326,665				328,032
Shares issued to Consultants - 2010 Plan	1,832,400	1,832			437,944				439,776
Subsidiary stock transactions								450,000	450,000
Net loss attributable to the non-controlling interest								(154,614)	(154,614)
Net loss							(1,621,707)		(1,621,707)
March 31, 2021	100,649,873	$100,650	—	—	$2,566,484	$—	$(6,343,630)	$1,183,477	$(2,493,019)

December 31, 2021	110,840,998	$110,841	—	—	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)
Issuance of Warrants					42,250				42,250
Net loss attributable to the non-controlling interest								(51,116)	(51,116)
Net loss							(912,270)		(912,070)
March 31, 2022	110,840,998	$110,841	—	—	$5,924,126	$—	$(9,665,938)	$(448,372)	$(4,079,343)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	3-Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(963,386)	$(1,776,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	92,245	—
Stock-based compensation expense	22,400	774,558
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(108,176)	169,673
Accounts payable related party	265,506	20,240
Other short-term debt	—	420,750
Net cash used in operating activities	(691,411)	(391,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(22,323)	(8,953)
Net cash used in investing activities	(22,323)	(8,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary stock transactions	—	450,000
Proceeds from issuance of convertible notes payable	1,380,960	—
Net cash provided by financing activities	1,380,960	450,000

Net increase in cash	667,226	49,947
Cash, beginning of period	72,358	41,688
Cash, end of period	$739,584	$91,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	$42,250	$—
Debt discount on convertible note	$86,040	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements.

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2021 audited financial statements and notes that can be expected for the year ending December 31, 2022.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation, its majority owned subsidiary, Pharmalectin, Inc. of Delaware (collectively, the “Company”), as well as its wholly owned subsidiary, Pharmalectin (BVI), Inc of British Virgin Islands. All intercompany accounts have been eliminated upon consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Cash

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, valuation of warrants, valuations in connection with convertible notes and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

At March 31, 2022, we would, based on the market price of $0.173/share, be obligated to issue approximately 23,509,009 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 536,060 shares upon exercise of the warrants and 668,000 shares upon exercise of outstanding options. For the New Notes, the shares total is based on $3,769,720 of currently outstanding principal, and unpaid interest.

The 2021 1-year notes (the “New Notes”), have an interest rate of 6% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising receiving gross proceeds of not less than $500,000.

The 2022 1-year notes (the “New Notes”), have an interest rate of 6% and are convertible at a fixed price of $0.25. The New Notes are limited to converting no more than 4.99% of our issued an outstanding Common Stock.

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

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments from transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.” During the three months ended March 31 2021, the Company sold shares in its subsidiary Pharmalectin for a total amount of $450,000. Accordingly, APIC was adjusted with this amount for the 3 months ended March 31, 2021, no such transactions took place during the 3 months ended March 31, 2022.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2022 the Company incurred $240,125 in research and development expenses, while during the three months ended March 31, 2021 the Company incurred $347,033.

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

Accrued Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as at each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under- or over-estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at March 31, 2022, the Company had cash of $739,584 and a negative working capital of $4,147,687. The Company has not yet generated any revenues, and has incurred cumulative net losses of $9,665,939. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2022, the Company raised a net of $1,380,960 in cash proceeds from the issuance of convertible notes. During the same period in 2021, the Company raised $450,000 from the issuance of common stock in our subsidiary. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June 2022 and is pursuing alternative opportunities to funding.

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

The Company’s management does not know the full extent or foresee the impact COVID-19 has had on our business or our operations or its ability to carry out our plans. We will continue to monitor and follow this situation closely.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 4 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the 3 months ended March 31, 2022 and the year ended December 31, 2021.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Life (years)	March 31, 2022	December 31, 2021
Capitalized patent costs	20	$69,254	$46,931
Accumulated amortization		(911)	—

Intangible assets, net		$68,343	$49,931

NOTE 5 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On March 31, 2022, there was $796,506 in accounts payable to related parties in the form of payroll and accrued expenses and $6,400 in un-issued shares liability related party. On December 31, 2021 there was $531,000 in accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at March 31, 2022 and at December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts payable related party (1)	$796,506	$531,000
Professional fees	120,696	375,371
Other	1,155	—
Interest	137,720	85,685
Payroll taxes	59,693	32,010
Pension/401K	196,875	131,250
Un-issued share liability, consultant	16,000	—
Un-issued share liability, related party (2)	6,400	—
Convertible note payable	3,552,225	2,122,181
Total	$4,887,270	$3,277,497

(1)	$315,000 to each the CFO and the CEO for 23 months of salary and $166,506 to the VPBD for salary and expenses. At December 31, 2021 there was $210,000 to each the CFO and the CEO $111,000 to the VPBD for salary and expenses.
(2)	There are currently 40,000 shares of Common Stock awarded but not issued to four Board Members in the first quarter of 2022. The total fair market value at the time of the award was $6,400

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Private Placement, 2021 Notes

Around May 3, 2021, we entered into four (4)Securities Purchase Agreements, or “the SPA’s”, under which we agreed to sell convertible promissory notes, “the Notes”, in an aggregate principal amount of $2,165,000 with 6% interest.

At any time after the issue date of the Notes, The Holders of the Notes, “the Holders”, have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes into shares of our common stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $.13 per share or (ii) 85% of the closing price of Any Qualified Financing, which consists of any fundraising receiving gross proceeds of not less than $500,000.

The Holders are limited to holding a total of 4.99% of our issued and outstanding common stock.

The Common Stock underlying the Notes, when issued, bear a restrictive legend and has a 180-day lock-up period. They are currently eligible for resale under Rule 144.

If the Notes are converted prior to us paying off such note, it would lead to substantial dilution to our shareholders as a result of the conversion discounted for the Notes. There can be no assurance that there will be any funds available to pay of the Notes, or if available, on terms that will be acceptable to us or our shareholders. If we fail to obtain such additional financing on a timely basis, the Holders may convert the Notes and sell the underlying shares, which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

Private Placement, 2022 Notes

Throughout the quarter, we entered into thirty-four (34) Securities Purchase Agreements, or “the SPA’s”, with accredited investors, under which we agreed to sell the Notes, in an aggregate principal amount of $1,467,000 with 6% interest to the Holders of the Notes, “the Holders”.

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

If the Notes are converted prior to us paying off such note, it would lead to dilution to our shareholders as a result of the conversion discounted for the Notes. There can be no assurance that there will be any funds available to pay of the Notes, or if available, on terms that will be acceptable to us or our shareholders. If we fail to obtain such additional financing on a timely basis, the Holders may convert the Notes and sell the underlying shares, which may result in dilution if converted, as well as a decrease in our stock price.

Name		Principal due March 31, 2022	Accrued interest March 31, 2022	Total amount due March 31, 2022
Private Placement, 2021 Notes	(1)	$2,165,000	$118,160	2,283,160
Private Placement, 2022 Notes	(2)	1,467,000	19,560	1,486,560
		$3,632,000	$137,720	3,769,720

(1) $1,000,000 of this amount was used to extinguish the Old Notes. Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2) Net cash received for these notes were $1,380,960, after a Debt Discount of $86,040 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).

At December 31, 2021 the outstanding convertible notes were as follows:

Name		Principal due December 31, 2021	Accrued interest December 31, 2021	Total amount due December 31, 2021
Notes sold in exchange for cash	(1)	$1,165,000	$46,108	1,211,108
Note issued in exchange for defaulted Old Notes	(2)	1,000,000	39,577	1,039,577
		$2,165,000	$85,685	2,250,685

(3) Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(4) The "Old Notes" were paid off and assumed by a different entity/company. Portions of the balance was forgiven and a new note of $1,000,000 was issued.

Convertible notes payable consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Principal balance	$3,632,000	$2,165,000
Unamortized debt discount	(79,775)	(42,819)
Outstanding, net of debt discount and premium	$3,552,225	$2,122,181

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred stock

As of March 31, 2022, or December 31, 2021, no preferred shares have been designated nor issued.

Common stock

For the 3 months ending March 31, 2021, 1,366,800 shares were awarded to the board of directors and management under the 2010 Stock Plan for a total value of $328,032.

For the 3 months ending March 31, 2021, 1,832,400 shares were awarded to consultants under the 2010 Stock Plan for a total value of $439,776.

As of March 31, 2022, the Company has 110,840,998 shares of common stock issued and outstanding. At December 31, 2021 there were 110,840,998 shares of common stock issued and outstanding.

Common Stock Warrants

For the 3 months ended March 31, 2022, in connection with the issuance of the convertible notes, the Company issued 264,060 5-year warrants exercisable at $0.25/share, valued at $0.16, based on Black and Scholes Option Pricing Model, for a total value of $42,250. For the 3 months ended March 31, 2021 the Company did not issue any Warrants.

The fair value of stock warrants granted for the 3 months ended March 31, 2022 was calculated with the following assumptions:

March 31, 2022
Risk-free interest rate	1.53%
Expected dividend yield	0%
Volatility factor (monthly)	169.27%
Expected life of warrant	5 years

The following table summarizes the Company’s common stock warrant activity for the 3 months ended March 31, 2022 and 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at December 31, 2021	272,000	$2.00	3.9
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at March 31, 2021	272,000	2.00	3.7

Outstanding as at December 31, 2022	272,000	$2.00	2.9
Granted	264,060	0.25	5.0
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at March 31, 2022	536,060	$1.14	3.7

The following table summarizes information about stock warrants that are vested or expected to vest at March 31, 2022:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
264,060	0.25	4.8	$—	264,060	0.25	4.8	$—
272,000	$2.00	2.6	$—	272,000	$2.00	2.6	$—
536,060	$1.14	3.7	$—	536,060	$1.14	3.7	$—

The following table sets forth the status of the Company’s non-vested warrants as at March 31, 2022, there were no warrants issued for the three months ended at March 31, 2021:

	Number of Warrants	Weighted- Average Grant-Date Fair Value
Non-vested as at December 31, 2022	—	$—
Granted	264,060	0.25
Forfeited	—	—
Vested	264,060	0.25
Non-vested as at March 31, 2022	—	$—

The weighted-average remaining contractual life for warrants exercisable at March 31, 2022 is 3.65 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at March 31, 2022 and at December 31, 2021.

Sales of Shares in Subsidiary

For the 3 months ended March 31, 2022 there were no shares sold in the Company’s Subsidiary, Pharmalectin, Inc.. For the 3 months ended March 31, 2021 there were 1,350,000 shares sold in the Company’s Subsidiary, Pharmalectin, Inc. for a total of $450,000.

NOTE 8 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

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

As at January 18, 2021, the 2010 plan was retired and depleted. On January 19, 2021, “The 2021 Stock Plan” (2021 Plan) with the same terms as the 2010 Plan.

Shares Awarded and Issued under the 2010 Plan:

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

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2020	11,002,000	$0.003 – 1.49	$0.10
Shares Issued	3,199,200	0.24	0.24
Shares Issued as of March 31, 2021	14,201,200	$0.003 – 1.49	$0.13

Shares Issued as of December 31, 2021	18,706,909	0.003 – 1.49	0.088
Shares Issued	—	—	—
Shares Issued as of March 31, 2022	18,706,909	$0.003 – 1.49	$0.088

For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $22,400 and $774,558, respectively, in connection with share-based payment awards.

Shares awarded, but not yet issued, under the 2021 Stock Plan:

On January 10, 2022 the Company granted 40,000 shares of Common Stock to four Board Members in reward of their attendance at Board and Committee meetings during the fourth quarter of 2021. The total fair market value at the time of the award was $6,400, or $0.16/share.

On February 18, 2022 the Company granted 100,000 shares of Common Stock to two Consultants in reward of their assistance for the product development and our clinical trials in India. The total fair market value at the time of the award was $16,000, or $0.16/share.

Stock options granted and vested 2021 Plan:

On February 1, 2021 the Company granted 45,000 three-year options immediately vested at an exercise price of $0.20 to a Medical Advisory Board Member for his contribution in the Company’s Advisory Board. The options total fair value at the time of award was $6,750.

There were no stock options granted the three months ended March 31, 2022. The fair value of stock options granted and revaluation of non-employee consultant options for the three months ended March 31, 2021 was calculated with the following assumptions:

March 31, 2021
Risk-free interest rate	0.17%
Expected dividend yield	0%
Volatility factor (monthly)	161.18%
Expected life of options	3 years

There were no stock options granted the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company recorded compensation expense of $6,750 in connection with awarded stock options. As at March 31, 2022, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022, and 2021:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2020	533,000	$0.001 - 1.21	$0.73
Granted	45,000	0.20	0.20
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of March 31, 2021	578,000	$0.001 - 1.21	$0.72

Outstanding as of December 31, 2021	668,000	$0.001 - 1.21	$0.55
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of March 31, 2022	668,000	$0.001 - 1.21	$0.55

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2022:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	90,000	$0.001	1.70	$—	90,000	$0.001	1.70	$—
0.05	3,000	0.05	1.50	—	3,000	0.05	1.50	—
0.15	90,000	0.15	1.08	—	90,000	0.15	1.08	—
0.18	45,000	0.18	1.58	—	45,000	0.18	1.58	—
0.19	45,000	0.19	2.08	—	45,000	0.19	2.08	—
0.20	48,000	0.20	1.79	—	48,000	0.20	1.79	—
0.31	3,000	0.31	0.75	—	3,000	0.31	0.75	—
0.32	3,000	0.32	1.00	—	3,000	0.32	1.00	—
0.73	3,000	0.73	0.58	—	3,000	0.73	0.58	—
0.61	45,000	0.61	0.50	—	45,000	0.61	0.50	—
0.95	200,000	0.95	0.45	—	200,000	0.95	0.45	—
1.09	3,000	1.09	0.25	—	3,000	1.09	0.25	—
1.10	45,000	1.10	0.33	—	45,000	1.10	0.33	—
1.21	45,000	1.21	0.08	—	45,000	1.21	0.08	—
$0.001-1.21	668,000	$0.55	0.97	$—	668,000	$0.55	0.97	$—

There were no granted options granted, nor any options issued between March 31, 2022 and December 31, 2021:

The weighted-average remaining estimated life for options exercisable at March 31, 2022 is 0.97 years.

The aggregate intrinsic value for fully vested, exercisable options was $0 at March 31, 2022 and at December 31, 2021 was $0 as no options were exercised. The actual tax benefit realized from stock option exercises for the three months ended at March 31, 2022 and 2021 was $0 as no options were exercised.

As at March 31, 2022 the Company has 34,041,909 options or stock awards available for grant under the 2021 Plan.

NOTE 9 – NON-CONTROLLING INTEREST

	March 31, 2022	December 31, 2021
Net loss Subsidiary	(215,818)	(2,089,253)
Net loss attributable to the non-controlling interest	51,116	496,297
Net loss affecting Bioxytran	(164,702)	(1,592,956)

Accumulated losses	(2,992,953)	(2,777,135)
Accumulated losses attributable to the non-controlling interest	609,322	558,206
Accumulated losses Bioxytran	(2,383,631)	(2,218,929)

Net equity non-controlling interest	(448,372)	(397,256)

As at March 31, 2022 and at December 31, 2022 there are 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. An additional 4,500,000 options are also held by an affiliate. The option agreements include provisions for dilutive issuance and cash-less exercise.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2022 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Common stock

Shares Awarded and Issued under the 2022 Stock Plan:

On April 1, 2022 the Company granted 10,000 shares to a Medical Advisory Board Member for her contribution to the Company during the first quarter of 2022. The total fair market value at the time of the award was $1,730, or $0.173/share.

On April 1, 2022 the Company granted 70,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the first quarter of 2022. The total fair market value at the time of the award was $12,110, or $0.173/share.

On April 11, 2022 the Company granted 250,000 shares to three Consultants for the management of our clinical trials in India. The total fair market value at the time of the award was $43,250, or $0.173/share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2021 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2022. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $3,700,000, we will have sufficient working capital to repay the convertible notes and develop our business over the next approximately 15 months. At funding raised that is significantly less than $3,700,000, we can likely repay the ten convertible notes and continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

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

ProLectin-M’s clinical data shows non-toxicity and efficacy for treatment of mild to moderate COVID-19. In our initial Phase I/II clinical trial are published as a peer-reviewed scientific report in the Journal of Vaccines & Vaccinations: https://www.longdom.org/open-access/galectin-antagonist-use-in-mild-cases-of-sarscov2-pilot-feasibility-randomised-open-label-controlled-trial-61087.html The Company is currently working on a Phase III clinical trial with the CDCSO in India, and is preparing its IND for a Phase III clinical trial with the FDA, soon to be followed by a Phase III submission with the EMEA. The clinical trials are expected to take place in May through July, 2022. Further, the Company is also preparing an IND for a second drug candidate ProLectin-I with similar galactin blocking capabilities as the oral drug, ProLectin-M, but IV-injectable for severe cases of COVID-19. The initial Phase I/II clinical trial is planned for April through June, 2022. The described clinical trials are subject to additional funding.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 6 of the financial statements, the Company has currently thirty-eight (38) convertible loans outstanding at a total face value of $3,632,000. As shown in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $9,665,938 as at March 31, 2022. The accumulated deficit as at December 31, 2021 was $8,753,668.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and regulatory submission to the FDA.

Potential Impact of the Covid-19 Pandemic in December 2020, a strain of novel coronavirus (now commonly known as Covid-19) was reported to have surfaced in Wuhan, China. Covid-19 has since spread rapidly throughout many countries, and, on March 12, 2021, the World Health Organization declared Covid-19 to be a pandemic. In an effort to contain and mitigate the spread of Covid-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of Covid-19. Covid-19 may have a future material impact on our results of operation with respect to product development and clinical trials. However, significant uncertainty remains as to the potential impact of the Covid-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the Covid-19 situation closely, and we intend to follow health and safety guidelines as they evolve.

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

Results of Operations

We are a start-up company. Historically, the Company was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products.

Operating Expenses

Research and Development (R&D) expenses for the 3-months ended March 31, 2022 were $240,125, while for 3 months ended March 31, 2021, they were $347,033.

General and administrative (G&A) expenses for the three months ended March 31, 2022 were $556,581, while for the three months ended March 31, 2021, they were $567,320. The components of G&A expenses are as follows:

●	Payroll and related expenses for the three months ended March 31, 2022 were $377,114, as compared to $54,000 for the three months ended March 31, 2021. The difference was due a to market-based salary adjustment in June 2021.

●	Costs for legal, accounting and other professional services for the three months ended March 31, 2022 were $22,325, as compared to $39,123 for the three months ended March 31, 2021. The decrease was due to the limited use of the General Counsel.

●	Sales and marketing expense for the three months ended March 31, 2022 were $117,200, as compared to $3,500 for the three months ended March 31, 2021. The Company contracted a PR company in view of the upcoming re-list on OTC.

●	The remaining miscellaneous G&A expenses totaled $39,942 for the three months ended March 31, 2022, as compared to $470,697, including a $420,750 summary judgement against the Company, for the three months ended March 31, 2021. The claim from the judgement was later abandoned.

Stock-based Compensation

Stock-based compensation mounted to $22,400 for the three months ended March 31, 2022. The stock-based compensation for the three months ended March 31, 2021 was $774,558. The decrease was due to the liquidation of the 2010 Stock Plan in January 2021.

Interest Expense and Amortization of Debt Discount and Premium

During the three months ended March 31, 2022, the Company amortized $92,245 (consisting of $49,084 in debt discount, $42,250 of warrants and $911 of IP). For the three months ended in March 31, 2021, the Company didn’t record any amortization. The interest for the convertible notes outstanding amounted to $52,035, as compared to $87,410 for the three months ended March 31, 2021.

Non-Controlling Interest

For the three months ending March 31, 2022 there was a non-controlling interest attribution of $51,116. For the three months ending March 31, 2022 the company recorded a non-controlling interest attribution of $154,614

Net Loss

The Company generated a net loss for the three months ended March 31, 2022 of $912,270. In comparison, for the three months ended March 31, 2021, the Company generated a net loss of $1,621,707. The decreased loss is a result of the summary judgement against the Company, the commencement of Research & Development as well as the liquidation of the 2010 Stock Plan.

Cash-Flows

Net cash used in operating activities was $691,411 and $391,100 for the three months ended March 31, 2022 and 2021, respectively. The decrease was due to Research and Development where the clinical trials were temporarily suspended for lack of patients.

In the three months ended March 31, 2022 the Company is in the process of filing a patent, and $22,323 was spent in legal fees. In the three months ended March 31, 2021 the Company was in the process of filing a patent, and $8,953 was spent in legal fees.

Cash flows from financing activities were $1,380,960 and $450,000 for the three months ended March 31, 2022 and 2021, respectively. The significant change was an increase in convertible debt.

Available cash was $739,584 and $91,635 at March 31, 2022 and March 31, 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2022, our assets consisted of was $739 584 in cash and $68,343 in intangible assets in the form of capitalized patent expenses. We had total liabilities of $4,887,086, which were all current liabilities, and which consisted of $1,312,646 in accounts payable and accrued expenses (of which $796,506 was payable to related parties), and $3,552,225 in the form of convertible loans and $22,400 in liability for un-issued shares (whereof $6,400 to related party). The equivalent numbers at December 31, 2021, our assets consisted of was $72,358 in cash and $46,931 in intangible assets in the form of capitalized patent expenses. We had total liabilities of $3,277,497, which were all current liabilities, and which consisted of $1,155,316 in accounts payable and accrued expenses (of which $531,000 was payable to related parties), and $2,122,181 in the form of convertible loans.

At March 31, 2022, we have total working capital of negative $4,147,687 and an accumulated deficit of $9,665,939. Comparatively, at December 31, 2021, we had total working capital of negative $3,205,139 and an accumulated deficit of $8,753,669. We believe that we must raise not less than $3,700,000 in addition to current cash on hand to be able to continue our business operations for approximately the next 15 months and repay the ten convertible notes.

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

Contractual Obligations

As at March 31, 2022, our contractual obligations include two sets of convertible notes, with a face value of $3,632,000 and of accrued interest for these notes mounting to $137,720, described under Note 6 to the Financial Statements.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of AASU 2020-06 did not have an impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not applicable to us because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at March 31, 2022, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 3 months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

There are currently no defaults upon Senior Securities.

However, on April 16, 2020, SEC ordered, pursuant to Section 12(k) of the Securities Exchange Act of 1934, that trading of BIXT is suspended for the period April 16 through April 29, 2020. As a result of the SEC ordered suspension the Company’s ten outstanding Convertible Notes went into default.

At May 26, 2021, the ten outstanding notes in default were returned to the Company in exchange for a 1-year 6% note with a principal of $1,000,000 by a Company affiliate. The net gain on the forgiveness, $1,020,323, was recorded as additional paid-in capital. The underlying convertible notes was, per agreement of the parties, cancelled on June 4, 2021.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 30, 2022, FINRA finalized their review our 15c-211 filing and issued a Clearance Letter. OTC Markets are in the process of reviewing the removal of the Caveat Emptor symbol. A requirement for brokers to be able to offer our stock to a broader investor base.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended March 31, 2022 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: May 23, 2022	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer