Form 10-Q
period 2022-06-30
BIOXYTRAN, INC
filed 2022-08-15
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 15, 2022
Common Stock, $0.001 par value per share	111,496,166 shares

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., June 30, 2022

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$500,677	$72,358
Total current assets	500,677	72,358

Intangibles, net	67,548	46,932

Total assets	$568,225	$119,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$556,835	$624,316
Accounts payable related party	1,062,000	531,000
Un-issued shares liability	60,150	—
Un-issued shares liability related party	56,240	—
Convertible notes payable, net of premium and discount	3,593,650	2,122,181
Total current liabilities	5,328,875	3,277,497

Total liabilities	5,328,875	3,277,497

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 110,840,998 issued and outstanding	110,841	110,841
Additional paid-in capital	5,876,859	5,881,876
Non-controlling interest	(460,063)	(397,256)
Accumulated deficit	(10,288,287)	(8,753,668)
Total stockholders’ deficit	(4,760,650)	(3,158,207)

Total liabilities and stockholders’ deficit	$568,225	$119,290

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses:
Research and development	$43,141	$718,652	$283,266	$1,065,685
General and administrative	447,360	272,614	1,003,941	839,934
Stock based compensation expense	46,723	51,050	69,123	825,608
Total operating expenses	537,224	1,042,316	1,356,330	2,731,227

Loss from operations	(537,224)	(1,042,316)	(1,356,330)	(2,731,227)

Other expenses:
Interest expense	(54,480)	(84,217)	(106,515)	(171,627)
Debt discount and intangible amortization	(42,336)	(17,103)	(134,581)	(17,103)
Total other expenses	(96,816)	(101,320)	(241,096)	(188,730)

Net loss before provision for income taxes	(634,040)	(1,143,636)	(1,597,426)	(2,919,957)

Provision for income taxes	—	—	—	—
NET LOSS	(634,040)	(1,143,636)	(1,597,426)	(2,919,957)

Net loss attributable to the non-controlling interest	11,691	246,935	62,807	401,549

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(622,349)	$(896,701)	$(1,534,619)	$(2,518,408)

Loss per Common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of Common shares outstanding, basic and diluted	110,840,998	103,371,579	110,840,998	101,753,891

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Equity
December 31, 2020	97,450,673	$97,451	—	$—	$1,795,125	$—	$(4,721,923)	$888,091	$(1,941,256)
Options issued and vested - 2021 Plan					6,750				6,750
Shares issued to BoD & Mgmnt - 2010 Plan	1,366,800	1,367			326,665				328,032
Shares issued to Consultants - 2010 Plan	1,832,400	1,832			437,944				439,776
Subsidiary stock transactions								450,000	450,000
Net loss attributable to the non-controlling interest								(154,614)	(154,614)
Net loss							(1,621,707)		(1,621,707)
March 31, 2021	100,649,873	$100,650	—	$—	$2,566,484	$—	$(6,343,630)	$1,183,477	$(2,493,019)

Options issued and vested - 2021 Plan					7,650				7,650
Shares issued to BoD & Mgmnt - 2021 Plan	90,000	90			15,210				15,300
Shares issued to Consultants - 2021 Plan	610,000	610			27,040				27,650
Shares issued to BoD & Mgmnt for conversion of debt	7,591,261	7,591			979,273				986,864
Shares issued to Consultants for conversion of debt	930,864	931			120,111				121,042
Forgiveness of related party					1,020,323				1,020,323
Subsidiary stock options								450	450
Subsidiary stock transactions								150,000	150,000
Net loss attributable to the non-controlling interest								(246,935)	(246,935)
Net loss							(896,701)		(896,701)
June 30, 2021	109,871,998	$109,872	—	$—	$4,736,091	$—	$(7,240,331)	$1,086,992	$(1,307,376)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Equity
December 31, 2021	110,840,998	$110,841	—	—	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)
Issuance of Warrants					42,250				42,250
Net loss attributable to the non-controlling interest								(51,116)	(51,116)
Net loss							(912,270)		(912,270)
March 31, 2022	110,840,998	$110,841	—	—	$5,924,126	$—	$(9,665,938)	$(448,372)	$(4,079,343)

Forfeiture of Stock Options – 2021 Plan					(47,267)				(47,267)
Net loss attributable to the non-controlling interest								(11,691)	(11,691)
Net loss							(622,349)		(622,349)
June 30, 2022	110,840,998	$110,841	—	—	$5,876,859	$—	$(10,288,287)	$(460,063)	$(4,760,650)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Six Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,597,426)	$(2,919,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	132,759	17,103
Amortization	1,822	—
Stock-based compensation	69,123	825,608
Changes in operating assets and liabilities:
Pre-paid expenses	—	(224,586)
Accounts payable and accrued expenses	(67,481)	217,851
Accounts payable related party	531,000	674,290
Net cash used in operating activities	(930,203)	(1,409,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(22,438)	(8,954)
Net cash used in investing activities	(22,438)	(8,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary stock transactions	—	600,000
Proceeds from issuance of convertible notes payable	1,380,960	1,165,000
Net cash provided by financing activities	1,380,960	1,765,000

Net increase in cash	428,319	346,355
Cash, beginning of period	72,358	41,688
Cash, end of period	$500,677	$388,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$69,900	$—
Income taxes paid	$—	$—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	$42,250	$—
Forfeiture of stock options	47,267	$—
Debt discount on convertible note	$86,040	$102,747
Common shares issued for the conversion of principal and accrued interest	$—	$1,107,906
Forgiveness of related party debt recorded to additional paid-in capital	$—	$1,020,323

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

Organization

Bioxytran, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized Common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001. There are currently 110,840,998 outstanding shares. Collectively, our officers, our directors and one other stockholder own or exercise voting and investment control of 85,823,272 (77.4%) of our outstanding Common Stock.

Pharmalectin was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin, Inc. There are currently 30,000,000 issued and 19,650,000 outstanding shares of the Subsidiary’s Common Stock; 15,000,000 Common shares (76.3%) are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. The beneficial ownership of the affiliate includes the Company’s management.

Pharmalectin BVI was organized on March 17, 2021 as a British Virgin Islands (BVI) Business Corporation with a BVI corporate taxing structure with 50,000 authorized shares with a par value of $1.00. There are currently 50,000 outstanding shares held by the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation, its majority owned subsidiary, Pharmalectin, Inc. of Delaware, as well as its wholly owned subsidiary, Pharmalectin (BVI), Inc of British Virgin Islands (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

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

At June 30, 2022, we would, based on the market price of $0.32/share, be obligated to issue approximately 23,745,998 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 6,253,088 shares upon exercise of outstanding warrants and 620,000 shares upon exercise of outstanding options. For the New Notes, the shares total is based on $3,769,720 of currently outstanding principal, and unpaid interest.

The 2021 1-year notes (the “2021 Notes” and collectively with the 2022 Notes (the “New Notes”), extended through October 31, 2022, have an interest rate of 6% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising whereby the Company receives gross proceeds of not less than $500,000.

The 2022 1-year notes (the “2022 Notes” and collectively with the 2021 Notes (the “New Notes”), have an interest rate of 6% and are convertible at a fixed price of $0.25. The New Notes contain a conversion limitation which prevents the holder(s) of the New Notes from converting if doing so would result in the holder beneficially owning more than 4.99% of our issued and outstanding Common Stock.

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

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments from transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.” During the six months ended June 30 2021, the Company sold shares in its subsidiary Pharmalectin for a total amount of $600,000. Accordingly, APIC was adjusted with this amount for the six months ended June 30, 2021, no such transactions took place during the six months ended June 30, 2022.

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

For the six months ended June 30, 2022 the Company incurred $283,266 in research and development expenses, while during the six months ended June 30, 2021 the Company incurred $1,065,685.

Intangibles – Goodwill and Other

Valuation of intangibles are in accordance with ASC 350. Costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at award date, which varies depending on the pendency period of the application, generally approximating seventeen years. Capitalized patent costs, also referred to as patent prosecution costs, include internal legal labour, professional legal fees, government filing fees and translation fees related to expanding the Company’s patent portfolio. Costs associated with the maintenance and annuity fees of patents are accounted for as prepaid assets at the time of payment and amortized over the shorter of the maintenance period or remaining life of the related patent.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at June 30, 2022, the Company had cash of $500,677 and a negative working capital of $4,828,198. The Company has not yet generated any revenues from operations and has incurred cumulative net losses of $10,288,287. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2022, the Company raised a net of $1,380,960 in cash proceeds from the issuance of convertible notes. During the same period in 2021, the Company raised a net of $1,165,000 in cash proceeds from the issuance of convertible notes and $600,000 from the issuance of Common Stock of our subsidiary. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2022 and is pursuing alternative opportunities to funding.

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

NOTE 4 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2022 and the year ended December 31, 2021.

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

	Estimated Life (years)	June 30, 2022	December 31, 2021
Capitalized patent costs	20	$69,370	$46,932
Accumulated amortization		(1,822)	—

Intangible assets, net		$67,548	$46,932

NOTE 5 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On June 30, 2022, there was $1,062,000 in accounts payable to related parties in the form of payroll and accrued expenses and $56,240 in un-issued shares liability related party. On December 31, 2021 there was $531,000 in accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at June 30, 2022 and at December 31, 2021:

	June 30, 2022	December 31, 2021
Accounts payable related party (1)	$1,062,000	$531,000
Professional fees	121,893	375,371
Other	2,310	—
Interest	122,300	85,685
Payroll taxes	47,832	32,010
Pension/401K	262,500	131,250
Un-issued share liability, consultant	60,150	—
Un-issued share liability, related party (2)	56,240	—
Convertible note payable	3,593,650	2,122,181
Total	$5,328,875	$3,277,497

(1)	$420,000 to each the CFO and the CEO of accrued salary and $222,000 to the VPBD for salary and expenses due. At December 31, 2021 there was $210,000 to each the CFO and the CEO $111,000 to the VPBD for salary and expenses due.
(2)	There are currently 120,000 shares of Common Stock awarded but not issued to four Board Members in the first six months of 2022. The total fair market value at the time of the award was $56,240.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Private Placement, 2021 Notes

Around May 3, 2021, we entered into four (4) Securities Purchase Agreements (the “2021 SPA’s”), under which we agreed to sell convertible promissory notes (the “2021 Notes”), in an aggregate principal amount of $2,165,000 with 6% interest.

At any time after the issue date of the Notes, The Holders of the Notes, (the “2021 Holders”), have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 2021 Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $.13 per share or (ii) 85% of the closing price of Any Qualified Financing, which consists of any fundraising whereby the Company receives gross proceeds of not less than $500,000.

The 2021 Holders are limited to holding a total of 4.99% of our issued and outstanding Common Stock at any one time.

The Common Stock underlying the Notes, when issued, bear a restrictive legend and has a 180-day lock-up period. They are currently eligible for resale under Rule 144.

If the 2021 Notes are converted prior to us paying off such note, it would lead to substantial dilution to our shareholders as a result of the conversion discounted for the 2021 Notes. There can be no assurance that there will be any funds available to pay off the 2021 Notes, or if available, on terms that will be acceptable to us or our shareholders. If we fail to obtain such additional financing on a timely basis, the 2021 Holders may convert the 2021 Notes and sell the underlying shares, which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

Private Placement, 2022 Notes

In January, 2022, we entered into thirty-four (34) Securities Purchase Agreements (the “2022 SPA’s”), with accredited investors, under which we agreed to sell the Notes, in an aggregate principal amount of $1,467,000 with 6% interest (the “2022 Notes”) to the holders of the 2022 Notes (the “2022 Holders”).

At any time after the issue date of the 2022 Notes the 2022 Holders have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” is set to $0.25 per share.

The 2022 Holders are limited to holding a total of 4.99% of our issued and outstanding Common Stock at any one time. The Common Stock underlying the 2022 Notes, when issued, bear a restrictive legend and are currently eligible for resale under Rule 144.

If the 2022 Notes are converted prior to us paying off such note, it would lead to dilution to our shareholders as a result of the conversion discounted for the 2022 Notes. There can be no assurance that there will be any funds available to pay of the 2022 Notes, or if available, on terms that will be acceptable to us or our shareholders. If we fail to obtain such additional financing on a timely basis, the 2022 Holders may convert the 2022 Notes and sell the underlying shares, which may result in dilution if converted, as well as a decrease in our stock price.

Name		Principal due June 30, 2022	Accrued interest June 30, 2022	Total amount due June 30, 2022
Private Placement, 2021 Notes	(1)	$2,165,000	$81,063	2,246,063
Private Placement, 2022 Notes	(2)	1,467,000	41,237	1,508,237
		$3,632,000	$122,300	3,754,300

(1)	$1,000,000 of this amount was used to extinguish the Old Notes. Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	Net cash received for these notes were $1,380,960, after a Debt Discount of $86,040 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).

At December 31, 2021 the outstanding convertible notes were as follows:

Name		Principal due December 31, 2021	Accrued interest December 31, 2021	Total amount due December 31, 2021
Notes sold in exchange for cash	(1)	$1,165,000	$46,108	1,211,108
Note issued in exchange for defaulted Old Notes	(2)	1,000,000	39,577	1,039,577
		$2,165,000	$85,685	2,250,685

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	The “Old Notes” were paid off and assumed by a different entity/company. A new note of $1,000,000 was issued to a third party.

Convertible notes payable consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Principal balance	$3,632,000	$2,165,000
Unamortized debt discount	(38,350)	(42,819)
Outstanding, net of debt discount and premium	$3,593,650	$2,122,181

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred stock

As of June 30, 2022 and at December 31, 2021, no Preferred shares have been designated or issued.

Common Stock

On June 4, 2021, 7,591,261 shares of Common Stock were issued to management as a result of conversion of accrued interest and principal for three convertible notes for a total of $986,864, or $0.13/share, in reliance on an exemption under Section 4(2)(a).

On June 4, 2021, 930,864 shares of Common Stock were issued to management as a result of conversion of accrued interest and principal for two convertible notes for a total of $121,042, or $0.13/share, in reliance on an exemption under Section 4(2)(a).

For the six months ending June 30, 2021, 3,899,200 shares were awarded under the 2010 and the 2021 Stock Plans for a total value of $810,758, or an average price of $0.13/share.

No shares have been issued in six months ended June 30, 2022.

As at June 30, 2022, and at December 31, 2021 the Company has 110,840,998 shares of Common Stock issued and outstanding.

Common Stock Warrants

For the six months ended June 30, 2022, in connection with the issuance of the convertible notes, the Company issued 264,060 5-year warrants exercisable at $0.25/share, with a fair value of $0.16, based on Black and Scholes Option Pricing Model, for a total of $42,250. The warrant agreements include provisions for cash-less exercise.

For the six months ended June 30, 2021 the Company issued no warrants.

The fair value of stock warrants granted for the six months ended June 30, 2022 was calculated with the following assumptions:

June 30, 2022
Risk-free interest rate	1.53%
Expected dividend yield	0%
Volatility factor (monthly)	169.27%
Expected life of warrant	5 years

The following table summarizes the Company’s Common Stock warrant activity for the six months ended June 30, 2022 and 2021:

	Number of Warrants *	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at December 31, 2021	272,000	$2.00	3.9
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2021	272,000	2.00	3.7

Outstanding as at December 31, 2022	272,000	$2.00	2.9
Granted	264,060	0.25	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2022	536,060	$1.14	3.4

*	The warrant agreements issued in 2019 and in 2020 for a total of 272,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at June 30, 2022 the provisions would have resulted in an issuance of 5,989,028 shares at an average conversion-price of $0.09, or 5,335,789 shares in a cash-less exercise.

The following table summarizes information about stock warrants that are vested or expected to vest at June 30, 2022 with a market price of $0.32 at June 30, 2022:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
264,060	0.25	4.5	$18,484	264,060	0.25	4.5	$18,484
272,000	$2.00	2.4	$—	272,000	$2.00	2.4	$—
536,060	$1.14	3.5	$18,484	536,060	$1.14	3.5	$18,484

The following table sets forth the status of the Company’s non-vested warrants as at June 30, 2022, there were no warrants issued for the three months ended at June 30, 2021.

	Number of Warrants	Weighted- Average Grant-Date Fair Value
Non-vested as at December 31, 2021	—	$—
Granted	264,060	0.25
Forfeited	—	—
Vested	264,060	0.25
Non-vested as at June 30, 2022	—	$—

The weighted-average remaining contractual life for warrants exercisable at June 30, 2022 is 3.5 years. The aggregate intrinsic value for fully vested, exercisable warrants was $18,484 at June 30, 2022.

Sales of Shares in Subsidiary

For the six months ended June 30, 2022 there were no shares sold in the Company’s Subsidiary, Pharmalectin, Inc.. For the six months ended June 30, 2021 there were 1,800,000 shares sold in the Company’s Subsidiary, Pharmalectin, Inc. for a total of $600,000.

NOTE 8 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 19, 2010, the Company adopted a stock option plan entitled the “2010 Stock Plan” (the “:2010 Plan”) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights in an amount up to 15% of the number of issued and outstanding shares of the Company’s Common Stock, automatically adjusted on January 1 each year. Under the terms of the 2010 Stock Plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards may be directly issued under the Plan (without any intervening options). Stock Awards may be issued which are fully and immediately vested upon issuance.

As at January 18, 2021, the 2010 Stock Plan was depleted and retired. On January 19, 2021, the Board of Directors adopted the “2021 Stock Plan” (the “2021 Plan”) with the same terms as the 2010 Plan. As at June 30, 2022, 90,000 options and 700,000 shares have been awarded from the 2021 Plan.

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

Shares Awarded and Issued under the 2021 Plan:

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

On April 22, 2021 the Company granted 150,000 shares with a fair market value of $0.17/share at the time of award, to a consultant for assistance with the Company’s PR work, for a total of $25,500.

On June 15, 2021 the Company granted 450,000 shares with a fair market value of $0.001/share at the time of award, to a consultant for assistance with the Company’s PR work, for a total of $450.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2020	11,002,000	$ 0.003 – 1.49	$0.10
Shares Issued	3,899,200	0.001 – 0.24	0.21
Shares Issued as of June 30, 2021	15,001,200	$ 0.001 – 1.49	$0.13

Shares Issued as of December 31, 2021	18,706,909	$ 0.001 – 1.49	$0.088
Shares Issued	—	—	—
Shares Issued as of June 30, 2022	18,706,909	$ 0.001 – 1.49	$0.088

For the six months ended June 30, 2022, the Company recorded stock-based compensation expense of $159,297 in connection with share-based payment awards. For the six months ended June 30, 2021, the Company has not issued any shares.

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

There were no stock options issued in the six months ended June 30, 2022.

The fair value of stock options granted and revaluation of non-employee consultant options for the six months ended June 30, 2021 was calculated with the following assumptions, there were no options issued for the six months ended June 30, 2022:

June 30, 2022
Risk-free interest rate	0.17 – 0.35%
Expected dividend yield	0%
Volatility factor (monthly)	161.18%
Expected life of options	3 years

For the six months ended June 30, 2022 there were no stock options awarded. However, 48,000 were forfeited through expiration. For the six months ended June 30, 2021, the Company recorded compensation expense of $14,400 in connection with awarded stock options. As at June 30, 2022, there was no unrecognized compensation expense related to non-vested stock option awards.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022, and 2021:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2020	533,000	$ 0.001 - 1.21	$0.71
Granted	90,000	0.19 - 0.20	0.20
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of June 30, 2021	623,000	$ 0.001 - 1.21	$0.59

Outstanding as of December 31, 2021	668,000	$ 0.001 - 1.21	$0.55
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	48,000	1.09 – 1.21	1.20
Outstanding as of June 30, 2022	620,000	$ 0.001 - 1.10	$0.50

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2022. The market price was $0.32 as at June 30, 2022:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	90,000	$0.001	1.45	$28,710	90,000	$0.001	1.45	$28,710
0.05	3,000	0.05	1.25	810	3,000	0.05	1.25	810
0.15	90,000	0.15	0.83	15,300	90,000	0.15	0.83	15,300
0.18	45,000	0.18	1.33	6,300	45,000	0.18	1.33	6,300
0.19	45,000	0.19	2.83	5,850	45,000	0.19	2.83	5,850
0.20	48,000	0.20	1.54	5,760	48,000	0.20	1.54	5,760
0.31	3,000	0.31	0.50	30	3,000	0.31	0.50	30
0.32	3,000	0.32	0.75	—	3,000	0.32	0.75	—
0.61	45,000	0.61	0.25	—	45,000	0.61	0.25	—
0.73	3,000	0.73	0.33	—	3,000	0.73	0.33	—
0.95	200,000	0.95	0.20	—	200,000	0.95	0.20	—
1.10	45,000	1.10	0.08	—	45,000	1.10	0.08	—
$ 0.001-1.10	620,000	$0.50	0.79	$62,760	620,000	$0.50	0.79	$62,760

There were no granted options granted, nor issued, between June 30, 2022 and December 31, 2021.

The weighted-average remaining estimated life for options exercisable at June 30, 2022 is 0.79 years.

The aggregate intrinsic value for fully vested, exercisable options was $62,760 at June 30, 2022. The actual tax benefit realized from stock option exercises for the three months ended at June 30, 2022 and 2021 was $0 as no options were exercised.

As at June 30, 2022 the Company has 18,879,292 options or stock awards available for grant under the 2021 Plan.

NOTE 9 – NON-CONTROLLING INTEREST

	June 30, 2022	December 31, 2021
Net loss Subsidiary	(265,560)	(2,089,253)
Net loss attributable to the non-controlling interest	62,807	496,297
Net loss affecting Bioxytran	(202,753)	(1,592,956)

Accumulated losses	(3,045,565)	(2,777,135)
Accumulated losses attributable to the non-controlling interest	621,014	558,206
Accumulated losses affecting Bioxytran	(2,424,551)	(2,218,929)

Net deficit non-controlling interest	(460,063)	(397,256)

As at June 30, 2022 and at December 31, 2021 there are 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares (76%) are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. Further, an additional 4,500,000 options exercisable at $0.33 are held by an affiliate. The option agreements include provisions for dilutive issuance and cash-less exercise. If exercised at June 30, 2022 the provisions would have resulted in an issuance of 11,423,077 shares at an average conversion-price of $0.13, or 10,347,000 shares in a cash-less exercise.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2022 through the date the financial statements were issued. and did not, other than what is disclosed in the below, identify any further subsequent events requiring disclosure.

General and Administrative Expenses

Forfeited salaries and benefits

On August 1, 2022 the Company’s Management forfeited the majority of its accrued salaries and benefits for a total value of $1,273,000.

Stockholder’s Equity

Conversion of Notes into Common Stock

In August, 2022 the principal of $25,000 and accrued interest of $792 was converted into 103,168 shares of Common Stock from a 2022 Notes holder.

Shares awarded, but not yet issued, under the 2021 Stock Plan:

On July 1, 2022 the Company granted 2,000 shares to a Medical Advisory Board Member for his contribution to the Company during the second quarter of 2022. The total fair market value at the time of the award was $640, or $0.32/share.

On July 1, 2022 the Company granted 80,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the second quarter of 2022. The total fair market value at the time of the award was $25,600, or $0.32/share.

Shares issued, but earlier awarded, under the 2021 Stock Plan:

On August 3, 2022 the Company issued 352,000 shares, already accounted for as un-issued share liability, to consultants and to members of the Scientific and Medical Advisory Board Members awarded by the Company during 2022. The total fair market value at the time of the award was $85,920, or an average price of $0.24/share.

On August 3, 2022 the Company issued 200,000 shares, already accounted for as un-issued share liability, to four Board Members awarded by the Company during 2022. The total fair market value at the time of the award was $45,840, or an average price of $0.23/share.

Warrants issued:

On July 7, 2022 in connection with an analyst agreement dated April 9, 2022, the Company issued 200,000 5-year warrants exercisable at $0.25/share, with a fair value of $0.30/share, based on Black and Scholes Option Pricing Model, for a total of $60,600. The warrant agreement includes provisions for cash-less exercise.

Stock options forfeited under the 2021 Stock Plan:

On August 1, 2022, 45,000 options for a total value of $39,731 were forfeited through expiration and return to the stock plan.

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

OVERVIEW

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $3,700,000, we will have sufficient working capital to repay the outstanding convertible notes and develop our business over the next approximately 15 months. At funding raised that is less than $3,700,000, we can likely repay the thirty-eight convertible notes and continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

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

Our Subsidiary is continuing our clinical trials with a candidate named, ProLectin a complex polysaccharide derived from natural sources, that binds to, and blocks the activity of galectin-1 and -3. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behaviour, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

ProLectin-M’s clinical data shows non-toxicity and efficacy for treatment of mild to moderate COVID-19. The results of the trial are described in our three peer-reviewed articles “Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial”, published in Journal of Vaccines & Vaccination on December 30, 2020, “Carbohydrate ProLectin-M, a Galectin-3 Antagonist, Blocks SARS-CoV-2 Activity” published in the International Journal of Health Sciences on July 31, 2022 and “PLG-007 and Its Active Component Galactomannan-α Competitively Inhibit Enzymes That Hydrolyze Glucose Polymers” published in the International Journal of Molecular Science on July 13, 2022. The Company is currently working on a Phase III clinical trial with the CDSCO in India, and is preparing its IND with the FDA. The clinical trials are expected to take place in August through September, 2022. Further, the Company is also preparing an CDSCO submission for a second drug candidate, ProLectin-I, with similar galectin blocking capabilities as the oral drug, ProLectin-M, but IV-injectable for pulmonary fibrosis. The initial Phase I/II clinical trial for ProLectin-I is planned for August through October, 2022. The described clinical trials are subject to additional funding.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 6 of the financial statements, the Company has currently thirty-eight (38) convertible loans outstanding at a total face value of $3,632,000. As shown in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $10,288,287 as at June 30, 2022. The accumulated deficit as at December 31, 2021 was $8,753,668.

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

COVID-19

Potential Impact of the Covid-19 Pandemic in December 2019, a strain of novel coronavirus (now Commonly known as Covid-19) was reported to have surfaced in Wuhan, China. Covid-19 thereafter spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared Covid-19 to be a pandemic. In an effort to contain and mitigate the spread of Covid-19, many countries, including the United States, Canada and China, imposed unprecedented restrictions on travel, and there were business closures and a substantial reduction in economic activity in countries with significant outbreaks of Covid-19. Covid-19 may have a future material impact on our results of operation with respect to product development and clinical trials. However, significant uncertainty remains as to the potential long-term impact of the Covid-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the Covid-19 situation closely, and we intend to follow health and safety guidelines as they evolve.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products as of the fourth quarter of 2021 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

Research and Development

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Research and development:
Process development	$—	$166,800	$—	$339,000
Product development	40,834	109,000	99,723	221,600
Regulatory	(15,000)	39,956	33,850	59,189
Clinical trials	70,692	274,715	147,283	308,715
Project management	(53,385)	128,181	2,410	137,181
Total research and development	$43,141	$718,652	$283,266	$1,065,685

During the three months ended June 30, 2022, the Company recorded $43,141 in R&D expenses after a receiving a $300,000 refund from a Contract Research Organization (CRO). During the three months ended June 30, 2021, the Company recorded $718,652. The significant difference is due to a lack of funding as we’re waiting for OTC to approve our up-listing to OTCQB. During the six months ended June 30, 2022, the Company recorded $283,266 in R&D expenses. The expenses for the six months ended June 30, 2021 was $1,065,685.

General and Administrative

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative expenses:
Payroll and related expenses	$339,995	$629,787	$717,110	$688,260
Costs for legal, accounting and other professional services	25,995	42,665	48,320	7,402
Sales and marketing expense	31,500	—	148,700	3,500
Miscellaneous expenses	49,870	(399,838)	89,811	140,772
Total general and administrative	$447,360	$272,614	$1,003,941	$839,934

The significant increase in Payroll and related expenses for the three and six months ended June 30, 2021 were due to the retro-active payroll for the first quarter of 2021 applied in the second quarter in 2021.

The Costs for legal, accounting and other professional services for the three and six months ended June 30, 2022 increased due to a refund of consulting fees in the first quarter of 2021.

Sales and marketing expense for the three and six months ended June 30, 2022 were $31,500 and $148,700 respectively, as compared to $3,500 for the six months ended June 30, 2021. The increase costs were incurred by costs associated in returning the Company to being quoted on OTC Markets.

Miscellaneous G&A expenses during the three and six months ended June 30, 2022 was $49,870 and $89,811, respectively. During the three and six months ended June 30, 2021 was negative $399,838 and $140,772. During the first quarter in 2021 the Company recorded a $420,750 summary judgement as a result of a defaulted note, the claim was abandoned in the second quarter of 2021 after the defaulted notes were returned to the Company in form of a debt-restructure.

Stock-based Compensation

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Compensation expense to BoD and Management	$49,840	$15,750	$56,240	$343,782
Compensation expense to consultants	(3,117)	35,300	12,883	481,826
Total compensation expense	$46,723	$51,050	$69,123	$825,608

Stock-based compensation amounted to $46,723 for the three months ended June, 2022 including a forfeiture of 48,000 stock options valued at $47,267. The stock-based compensation for the three months ended June 30, 2021 was $51,050. Stock-based compensation amounted to $69,123 for the six months ended June, 2022. The stock-based compensation for the six months ended June 30, 2021 was $825,608 in connection with the liquidation of the 2010 Plan.

Other expenses

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Other (expenses):
Interest expense	54,480	84,217	106,515	171,627
Debt discount amortization	41,425	17,103	90,509	17,103
Amortization of warrants	—	—	42,250	—
Amortization of IP	911	—	1,822	—
Total other income (expenses)	$96,816	$101,320	$241,096	$188,730

During the three months ended June 30, 2022, the Company recorded $41,425 in amortization of debt discount and the interest expense was $54,480, $911 was amortized from the Company’s IP. During the three months ended June 30, 2021, the Company recorded $17,103 in amortization of debt discount while the interest expense was $84,217.

During the six months ended June 30, 2022, the Company amortized $1,822 from the Company’s IP and $90,509 in amortization of debt discount, as compared to $17,103 of debt discount amortization for the six months ended June 30, 2021. The interest for the six months ended June 30, 2022 for the convertible notes amounted to $106,515, as compared to $171,627 for the six months ended June 30, 2021.

Non-Controlling Interest

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss attributable to the non-controlling interest	$11,691	$246,935	$62,807	$401,549

For the three months ended June 30, 2022 and 2021 there was a non-controlling interest attribution of $11,691 and 246,935 respectively. For the six months ended June 30, 2022 and 2021 there was a non-controlling interest attribution of $62,807 and $401,549 respectively. The significant difference is due to a significant reduction in the R&D activities in the current year due to lack of capital.

	# of shares	# of options *	June 30, 2022	December 31, 2021
Minority owners cash investment	4,650,000		$160,485	$160,485
Bioxytran non-dilutive equity	15,000,000		1,500	1,500
Issued stock options @ $0.33		4,500,000	450	450
Total outstanding	19,650,000	4,500,000	$162,435	$162,435

As at March 31, 2022 and at December 31, 2022 there are 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares (76%) are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. Further, an additional 4,500,000 options to purchase Common shares exercisable at $0.33 are held by an affiliate.

* The option agreements are held by an affiliate and include provisions for dilutive issuance and cash-less exercise. If exercised at June 30, 2022 the provisions would result in an issuance of 11,423,077 shares at an average conversion-price of $0.13. The beneficial ownership of the affiliate includes the Company’s management.

Net Loss

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss attributable to Bioxytran	$(622,349)	$(896,701)	$(1,534,619)	$(2,518,408)

Loss per Common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of Common shares outstanding, basic	110,840,998	103,371,579	110,840,998	101,753,891

The Company generated a net loss for the three months ended June 30, 2022 of $622,349. In comparison, for the three months ended June 30, 2021, the Company generated a net loss of $896,701. The Company generated a net loss for the six months ended June 30, 2022 of $1,534,619. In comparison, for the six months ended June 30, 2021, the Company generated a net loss of $2,518,408. The significant difference is due to a significant reduction in the R&D activities in the current year due to lack of capital.

CASH-FLOWS

	Six months ended
	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(930,203)	$(1,409,691)

Net cash used in investing activities	(22,438)	(8,954)

Net cash provided by financing activities	1,380,960	1,765,000

Cash, beginning of period	72,358	41,688
Cash, end of period	500,677	388,043
Net increase in cash	$428,319	$346,355

Net cash used in operating activities was $930,203 and $1,409,691 for the six months ended June 30, 2022 and 2021, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.

During the six months ended June 30, 2022 the Company is engaged in the process of filing a patent, and $22,438 was spent in legal fees. In the six months ended June 30, 2021 the amount was $8,954.

Cash flows from financing activities were $1,380,960 and $1,765,000 for the six months ended June 30, 2022 and 2021, respectively.

The available cash was $500,677 and $388,043 in the end of the six months ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	June 30, 2022	December 31, 2021
Current assets:
Cash	$500,677	$72,358
Total current assets	$500,677	$72,358

As of June 30, 2022, our current assets consisted of $500,677 in cash at December 31, 2021 we had $72,358 in cash.

Current Liabilities

	June 30, 2022	December 31, 2021
Current liabilities:
Accounts payable and accrued expenses	$556,835	$624,316
Accounts payable related party	1,062,000	531,000
Un-issued shares liability	60,150	—
Un-issued shares liability related party	56,240	—
Convertible notes payable, net of discount	3,593,650	2,122,181
Total current liabilities	5,328,875	3,277,497

At June 30, 2022 we had total liabilities of $5,328,875, which consisted of $1,618,835 in accounts payable and accrued expenses (of which $1,062,000 was payable to related parties), $116,390 in un-issued shares of Common Stock (of which $56,240 was payable to related parties), and $3,593,650 in thirty-eight convertible loans. At December 31, 2021 total liabilities were $3,277,497, consisting of $1,155,316 in accounts payable and accrued expenses (of which $531,000 was payable to related parties), and $2,122,181 in the form of four convertible loans net of discount. More details on the account payables can be found under Note 5 in the Financial statements.

Net Working Capital and Accumulated Deficit

	June 30, 2022	December 31, 2021
Net working capital	$(4,828,198)	$(3,205,139)

Accumulated deficit	$(10,288,287)	$(8,753,669)

At June 30, 2022, the net working capital was negative $4,828,198 and the accumulated deficit of $10,288,287. Comparatively, on December 31, 2021, we had net working capital of negative $3,205,139 and an accumulated deficit of $8,753,669. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	Six months ended
	June 30, 2022	June 30, 2021
Cash proceeds from financing activities
Proceeds from Subsidiary stock transactions	$—	$600,000
Proceeds from issuance of convertible notes payable	1,380,460	1,165,000
Net cash provided by financing activities	$1,380,460	$1,765,000

During the six months ending June 30, 2022, the Company had raised $1,467,000 through 8-month convertible notes at 6% interest, with net cash proceeds of $1,380,460. During the six months ending June 30, 2022, the Company had raised $600,000 in cash proceeds from the issuance of Common Stock in our Subsidiary and $1,165,000 cash generating 1-year convertible notes at 6% interest, extended through October 31, 2022, with net cash proceeds of $1,045,150. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2022.

Upcoming Financing Activities

Title of each class of security being registered	Amount to be registered	Proposed offering price	Proposed aggregate offering price
Common Stock, $0.001 par value (1)	5,300,000	$ tbd	$4,823,000
Common Stock, $0.001 par value (2)	17,653,077	$0.13	2,294,000
Total	22,953,077		$7,594,900

(1)	On April 12, 2022 the Company filed an S-1. In connection with the public offering, we have agreed to pay WallachBeth Capital LLC, the dealer-manager for the offering, 9.0% of the gross proceeds of this offering in cash and Warrants to acquire 5.0% of the shares of Common Stock sold in the offering, exercisable at 110% of the subscription price, and to also reimburse WallachBeth Capital LLC for its reasonable expenses incurred in connection with the offering.

(2)	On July 26, 2021 the Company issued a selling shareholder prospectus for up to 17,653,077 shares through conversion of outstanding convertible notes at $0.13/share for a total of $2,165,000 plus accrued interest.

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

Contractual Obligations

	June 30, 2022	December 31, 2021
Interest on notes payable	$122,300	$85,685
Convertible notes payable	3,632,000	2,165,000
Total	$3,734,300	$2,250,685

As at June 30, 2022, our contractual obligations include two sets of thirty-eight convertible notes, for a total of $3,632,000 and of accrued interest for these notes mounting to $122,300, as at December 31, 2021 there were four convertible notes, for a total of $2,165,000 and of accrued interest for these notes mounting to $85,685.

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

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavourable change to current conditions, it could result in a material adverse impact to our results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results. However, the majority of our businesses operate in environments where we pay a fee for a service performed, and therefore the results of the majority of our recurring operations are recorded in our financial statements using accounting policies that are not particularly subjective, nor complex.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at June 30, 2022, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as at June 30, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 30, 2022, FINRA finalized their review our 15c-211 filing and issued a Clearance Letter. On June 14, 2022 OTC Markets removed the Caveat Emptor symbol and the Company was fully reinstated on OTCPK. OTC Markets are currently in the process of reviewing the Company’s request to upgrade to OTCQB.

On July 29, 2022 Mike Sheikh’s title was adjusted from VP of Business Development to Chief Marketing Officer (CMO).

On July 13, 2022 the company published a peer-reviewed article in the International Journal of Molecular Science titled “PLG-007 and Its Active Component Galactomannan-α Competitively Inhibit Enzymes That Hydrolyze Glucose Polymers”.

On August 1, 2022 the company published a peer-reviewed article in the International Journal of Health Science titled “Carbohydrate ProLectin-M, a galectin-3 antagonist, blocks SARS-CoV-2 activity”.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended June 30, 2022 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: August 15, 2022	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

