Form 10-Q
period 2022-09-30
BIOXYTRAN, INC
filed 2022-11-10
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 10, 2022
Common Stock, $0.001 par value per share	123,013,985 shares

BIOXYTRAN, INC.
FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., September 30, 2022

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$374,190	$72,358
Total current assets	374,190	72,358

Intangibles, net	74,349	46,932

Total assets	$448,539	$119,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$341,511	$624,316
Accounts payable, related party	461,727	531,000
Un-issued shares liability	900	—
Un-issued shares liability, related party	36,000	—
Convertible notes payable, net of premium and discount	2,157,510	2,122,181
Total current liabilities	2,997,648	3,277,497

Total liabilities	2,997,648	3,277,497

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 123,013,985 issued and outstanding as at September 30, 2022 and 110,840,998 as at December 31, 2021	123,014	110,841
Additional paid-in capital	8,279,376	5,881,876
Non-controlling interest	(539,570)	(397,256)
Accumulated deficit	(10,411,929)	(8,753,668)
Total stockholders’ deficit	(2,549,109)	(3,158,207)

Total liabilities and stockholders’ deficit	$448,539	$119,290

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses:
Research and development	$475,872	$181,962	$759,138	$1,247,647
General and administrative	(563,604)	364,437	440,336	1,204,371
Compensation expense	73,507	844	142,630	826,452
Total net operating expenses	(14,225)	547,243	1,342,104	3,278,470

Net loss from operations	14,225	(547,243)	(1,342,104)	(3,278,470)

Other expenses:
Interest expense	(44,281)	(32,475)	(150,796)	(204,102)
Amortization of IP	(911)	—	(2,733)	—
Debt discount amortization and issuance of warrants	(172,182)	(29,964)	(304,941)	(47,067)
Total other expenses	(217,374)	(62,439)	(458,470)	(251,169)

Net loss before provision for income taxes	(203,149)	(609,682)	(1,800,574)	(3,529,639)

Provision for income taxes	—	—	—	—
NET LOSS	(203,149)	(609,682)	(1,800,574)	(3,529,639)

Net loss attributable to the non-controlling interest	79,507	134,530	142,314	536,079

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(123,642)	$(475,152)	$(1,658,260)	$(2,993,560)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	116,393,899	109,871,998	112,712,305	104,989,663

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Equity
December 31, 2020	97,450,673	$97,451	—	$—	$1,795,125	$—	$(4,721,923)	$888,091	$(1,941,256)
Options issued and vested - 2021 Plan					6,750				6,750
Shares issued to BoD & Ofc - 2010 Plan	1,366,800	1,367			326,665				328,032
Shares issued to Consultants - 2010 Plan	1,832,400	1,832			437,944				439,776
Subsidiary stock transactions								450,000	450,000
Net loss attributable to the non-controlling interest								(154,614)	(154,614)
Net loss							(1,621,707)		(1,621,707)
March 31, 2021	100,649,873	$100,650	—	$—	$2,566,484	$—	$(6,343,630)	$1,183,477	$(2,493,019)

Options issued and vested - 2021 Plan					7,650				7,650
Shares issued to BoD & Ofc - 2021 Plan	90,000	90			15,210				15,300
Shares issued to Consultants - 2021 Plan	610,000	610			27,040				27,650
Shares issued to BoD & Ofc for conversion of debt	7,591,261	7,591			979,273				986,864
Shares issued to Consultants for conversion of debt	930,864	931			120,111				121,042
Forgiveness of related party					1,020,323				1,020,323
Subsidiary stock options								450	450
Subsidiary stock transactions								150,000	150,000
Net loss attributable to the non-controlling interest								(246,935)	(246,935)
Net loss							(896,701)		(896,701)
June 30, 2021	109,871,998	$109,872	—	$—	$4,736,091	$—	$(7,240,331)	$1,086,992	$(1,307,376)

Options issued and vested - 2021 Plan					45				45
Net loss attributable to the non-controlling interest								(134,530)	(134,530)
Net Loss							(475,152)		(475,152)
September 30, 2021	109,871,998	$109,872	—	$—	$4,736,136	$—	$(7,715,483)	$952,462	$(1,917,013)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Equity
December 31, 2021	110,840,998	$110,841	—	—	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)
Issuance of Warrants					42,250				42,250
Net loss attributable to the non-controlling interest								(51,116)	(51,116)
Net loss							(912,270)		(912,270)
March 31, 2022	110,840,998	$110,841	—	—	$5,924,126	$—	$(9,665,938)	$(448,372)	$(4,079,343)

Cancellation of Stock Options – 2021 Plan					(47,267)				(47,267)
Net loss attributable to the non-controlling interest								(11,691)	(11,691)
Net loss							(622,349)		(622,349)
June 30, 2022	110,840,998	$110,841	—	—	$5,876,859	$—	$(10,288,287)	$(460,063)	$(4,760,650)

Correction for Stock Options – 2021 Plan					47,267				47,267
Forfeiture of Warrants					(6,763)				(6,763)
Issuance stock-plan BoD	200,000	200			45,430				45,630
Issuance stock-plan Consultants	352,000	352			59,748				60,100
Issuance of warrants					148,085				148,085
Sales of Shares	1,400,000	1,400			598,600				600,000
Conversion of warrants	4,139,503	4,140			(4,140)				—
Conversion of Loan and accrued interest	6,081,484	6,081			1,514,290				1,520,371
Net loss attributable to the non-controlling interest								(79,507)	(79,507)
Net loss							(123,642)		(123,642)
September 30, 2022	123,013,985	$123,014	—	—	$8,279,376	—	$(10,411,929)	$(539,570)	$(2,549,109)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Nine months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,800,574)	$(3,529,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	304,941	47,067
Amortization of IP	2,733	—
Stock-based compensation	142,630	826,452
Interest paid with note conversion	53,371
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(282,805)	313,849
Accounts payable, related party	(69,273)	1,013,116
Net cash used in operating activities	(1,648,977)	(1,553,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(30,151)	(8,954)
Net cash used in investing activities	(30,151)	(8,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan	—	—
Proceeds from subsidiary stock transactions	600,000	600,000
Proceeds from issuance of convertible notes payable	1,380,960	1,165,000
Repayment of convertible notes payable	—	—
Net cash provided by financing activities	1,980,960	1,765,000

Net increase in cash	301,832	202,306
Cash, beginning of period	72,358	41,688
Cash, end of period	$374,190	$243,994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$69,900	$—
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	190,335	—
Forfeiture of warrants	(6,763)	—
Debt discount on convertible note	121,369	119,850
Common shares issued for the conversion of notes payable (principal and accrued interest), Related party	—	986,864
Common shares issued for the conversion of notes payable (principal and accrued interest)	1,520,371	121,042
Common shares issued for the exercise of warrants	68,910	—
Forgiveness of related party debt recorded to additional paid-in capital	$—	$1,020,323

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

Organization

Bioxytran, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. On September 21, 2018, the Company underwent a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized Common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001. There are currently 123,013,985 outstanding Common shares and zero Preferred shares. Collectively, our Officers, and Directors own or exercise voting and investment control of 77,970,972 (63.4%) of our outstanding Common Stock.

Pharmalectin was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin, Inc. There are currently 30,000,000 issued and 19,650,000 outstanding shares of the Subsidiary’s Common Stock; 15,000,000 Common shares (76.3%) are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. The beneficial ownership of the affiliate includes our Officers.

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

At September 30, 2022, we would, based on the market price of $0.693/share, be obligated to issue approximately 17,653,077 shares of Common Stock upon conversion of the currently outstanding convertible notes and 1,622,144 shares upon exercise of outstanding warrants and 572,000 shares upon exercise of outstanding options. For the New Notes, the shares total value is based on $2,165,000 of currently outstanding principal, and $113,210 in unpaid interest.

All of our currently outstanding notes have an interest rate of 6% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising whereby the Company receives gross proceeds of not less than $500,000. The New Notes contain a conversion limitation which prevents the holder(s) of the New Notes from converting if doing so would result in the holder beneficially owning more than 4.99% of our issued an outstanding Common Stock.

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

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments from transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.” During the nine months ended September 30 2021, the Company sold shares in its subsidiary Pharmalectin for a total amount of $600,000. Accordingly, APIC was adjusted with this amount for the nine months ended September 30, 2021, no such transactions took place during the nine months ended September 30, 2022.

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

For the nine months ended September 30, 2022 the Company incurred $759,138 in research and development expenses, while during the nine months ended September 30, 2021 the Company incurred $1,247,647.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at September 30, 2022, the Company had cash of $374,190 and a negative working capital of $2,623,458. The Company has not yet generated any revenues from operations and has incurred cumulative net losses of $10,411,929. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2022, the Company raised a net of $1,380,960 in cash proceeds from the issuance of convertible notes that subsequently was converted to equity, and $600,000 from the issuance of Common Stock. During the same period in 2021, the Company raised a net of $1,165,000 in cash proceeds from the issuance of convertible notes and $600,000 from the issuance of Common Stock of the Subsidiary. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of December 2022 and is pursuing alternative opportunities to funding.

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

NOTE 4 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2022 and the year ended December 31, 2021.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Life (years)	September 30, 2022	December 31, 2021
Capitalized patent costs	20	$77,082	$46,932
Accumulated amortization		(2,733)	—

Intangible assets, net		$74,349	$46,932

NOTE 5 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On September 30, 2022, there was $461,727 in accounts payable to related parties in form of payroll and accrued expenses, in addition to $36,000 in unissued shares owed to related parties. On December 31, 2021 there was $531,000 in accounts payable to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at September 30, 2022 and at December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts payable related party (1)	$461,727	$531,000
Professional fees	80,951	375,371
Interest	113,210	85,685
Pension cost	114,932	131,250
Payroll Taxes	32,057	32,010
Other accounts payable	361	—
Un-issued shares related party (2)	36,000	—
Un-issued shares	900	—
Convertible notes payable, net of premium and discount	2,157,510	2,122,181
Total	$2,997,648	$3,277,497

(1)	At September 30, 2022 there was $181,900 owed to each the CFO and the CEO and $97,927 owed to the CMO for 5 months of salary and expenses. At December 31, 2021 there was $210,000 to each the CFO and the CEO for 6 months of salary for the period July through December 2021, and $111,000 owed to the CMO for salary and expenses for the same period.
(2)	At September 30, 2022 the Company has not yet issued 80,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the third quarter of 2022. The total fair market value at the time of the award was $36,000, or $0.45/share. There was no such accrual at December 31, 2021.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Private Placement, 2021 Notes currently outstanding

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

 The Common Stock underlying the 2021 Notes, when issued, will bear a restrictive legend and have a 180-day lock-up period.

If the 2021 Notes are converted prior to us paying off such note, it would lead to substantial dilution to our shareholders as a result of the conversion discounted applicable to the 2021 Notes. There can be no assurance that there will be any funds available to pay of the 2021 Notes. If we fail to obtain such additional financing on a timely basis, the 2021 Holders may convert the 2021 Notes and sell the underlying shares, which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

Convertible notes payable consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Principal balance	$2,165,000	$2,165,000
Unamortized debt discount	(7,490)	(42,819)
Outstanding, net of debt discount and premium	$2,157,510	$2,122,181

At September 30, 2022 and at December 31, 2021 the outstanding convertible notes were as follows:

Name		Principal due	Accrued interest	Total amount due
		December 31, 2021
Notes sold in exchange for cash	(1)	$1,165,000	$46,108	$1,211,108
Note issued in exchange for defaulted Old Notes	(2)	1,000,000	39,577	1,039,577
		$2,165,000	$85,685	$2,250,685

		September 30, 2022
Notes sold in exchange for cash	(1)	$1,165,000	$29,125	$1,194,125
Note issued in exchange for defaulted Old Notes	(2)	1,000,000	84,085	1,084,085
		$2,165,000	$113,210	$2,278,210

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	All earlier issued Notes were paid off and assumed by a different entity/company. Portions of the balance was forgiven and a new note of $1,000,000 was issued to a third party.

Private Placement, 2021 Notes converted into Common Stock

As part of the earlier mentioned 2021 Notes, five (5) Notes were issued on May 3, 2021 to our three Officers, $981,466 in accrued salaries, and to two consultants, $120,380 in accounts payables, or a total amount of $1,101,846.

On June 4, 2021, 7,591,261 shares of Common Stock were issued to our three Officers as a result of conversion of accrued interest and principal for three convertible notes for a total of $986,864, or $0.13/share. To avoid dilution of the company’s stock, the Officers returned the shares to treasury on November 20, 2021, while the original debt consisting of accrued salary was forfeited.

On June 4, 2021, 930,864 shares of Common Stock were issued to two consultants as a result of conversion of accrued interest and principal for two convertible notes for a total of $121,042, or $0.13/share.

Name		Principal Converted	Accrued interest converted	No. of shares issued
Private Placement, 2021 Notes issued to Officers	(1)	$981,466	$5,398	7,591,261
Private Placement, 2021 Notes issued to consultants	(2)	120,380	662	930,864
		$1,101,846	$6,060	8,522,125

(1)	The notes were exchanged in exchange for $981,466 of accrued salaries due to our three Officers, the notes were converted into equity on June 4, 2021 at $0.13/share. To avoid dilution of the company’s stock, the Officers returned the shares to treasury on November 20, 2021, while the original debt consisting of accrued salary was forfeited.
(2)	The notes were exchanged in exchange for $120,380 of accounts payables due to two consultants, the notes were converted into equity on June 4, 2021 at $0.13/share.

Private Placement, 2022 Notes converted into Common Stock

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

The notes principal and accrued interest were fully converted into 6,081,484 shares of Common Stock on August 31, 2022.

Name		Principal Converted	Accrued interest converted	No. of shares issued
Private Placement, 2022 Notes	(1)	$1,467,000	$53,371	6,081,484
		$1,467,000	$53,371	6,081,484

(1)	Net cash received for these notes were $1,380,960, after a Debt Discount of $86,040 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred stock

As of September 30, 2022 and at December 31, 2021, no Preferred shares have been designated or issued.

Common Stock

On June 4, 2021, 7,591,261 shares of Common Stock were issued to our three Officers as a result of conversion of accrued interest and principal for three convertible notes for a total of $986,864, or $0.13/share, in reliance on an exemption under Section 4(2)(a).

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

On August 15, 2022 1,400,000 shares were sold in a private placement for an amount of $600,000, or $0.43/share.

On August 31, 2022, 6,081,484 shares of Common Stock were issued against convertible notes with a principal of $1,467,000 and an accrued interest of $53,371, or $0.25/share.

On September 8, 2022, 4,139,503 shares of Common Stock were issued in exchange against four outstanding warrants including provisions for dilutive issuance and cashless exercise.

For the nine months ending September 30, 2022, 552,000 shares were issued under the 2021 Stock Plans for a total value of $105,730.

As at September 30, 2022, the Company has 123,013,985 shares of Common Stock issued and outstanding, at December 31, 2021 the Company had 110,840,998 shares of Common Stock issued and outstanding.

Common Stock Warrants

For the nine months ended September 30, 2022, in connection with the issuance of convertible notes, the Company issued 464,030 5-year warrants exercisable at $0.25/share, and 28,000 warrants exercisable at $0.47/share with an average fair value of $0.39, based on Black and Scholes Option Pricing Model, for a total of $190,334. The warrant agreements include provisions for cash-less exercise.

For the nine months ended September 30, 2021 the Company issued no warrants.

The fair value of stock warrants granted for the nine months ended September 30, 2022 was calculated with the following assumptions:

September 30, 2022
Risk-free interest rate	1.53-3.20%
Expected dividend yield	0%
Volatility factor (monthly)	160.06%
Expected life of warrant	5 years

There were no warrants issued in the nine months ended September 30, 2021.

The following table summarizes the Company’s Common Stock warrant activity for the nine months ended September 30, 2022 and 2021:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at December 31, 2020	272,000	$2.00	3.9
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at September 30, 2021	272,000	2.00	3.7

Outstanding as at December 31, 2021	272,000	$2.00	2.9
Granted	492,030	0.26	5.0
Exercised	(200,000)	2.00	—
Forfeited/Cancelled	(22,000)	2.00	—
Outstanding as at September 30, 2022	542,030	$0.42	4.3

*	The warrant agreements issued in 2019 for a total of 50,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at September 30, 2022 the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.09, or 1,050,114 shares in a cash-less exercise. In order to mitigate the Company’s risk an administrative hold has been placed on one shareholder’s stock in the event of future exercise.

The following table summarizes information about stock warrants that are vested or expected to vest at September 30, 2022 with a market price of $0.693 at September 30, 2022:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
492,030	0.26	4.6	$211,809	492,030	0.26	4.6	$211,809
50,000	$2.00	2.1	$—	50,000	$2.07	2.1	$—
542,030	$1.14	4.3	$18,484	542,030	$0.42	4.3	$211,809

The weighted-average remaining contractual life for warrants exercisable at September 30, 2022 is 4.3 years. The aggregate intrinsic value for fully vested, exercisable warrants was $211,809 at September 30, 2022.

The following table sets forth the status of the Company’s non-vested warrants as at September 30, 2022, there were no warrants issued for the nine months ended at September 30, 2021.

	Number of Warrants	Weighted- Average Grant-Date Fair Value per share
Non-vested as at December 31, 2021	—	$—
Granted	492,030	0.26
Forfeited/Cancelled	—	—
Vested	492,030	0.26
Non-vested as at September 30, 2022	—	$—

Sales of Shares in Subsidiary

For the nine months ended September 30, 2022 there were no shares sold in the Company’s Subsidiary, Pharmalectin, Inc.. For the nine months ended September 30, 2021 there were 1,800,000 shares of Common Stock sold in the Company’s Subsidiary, Pharmalectin, Inc. for a total of $600,000.

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

As at January 18, 2021, the 2010 Stock Plan was depleted and retired. On January 19, 2021, the Board of Directors adopted the “2021 Stock Plan” (the “2021 Plan”) with the same terms as the 2010 Plan. As at September 30, 2022, 90,000 options and 700,000 shares have been awarded from the 2021 Plan.

Shares Awarded and Issued under the 2010 Plan:

On January 1, 2021 the Company granted 10,000 shares, with a fair market value of $0.24/share at the time of award, to a Medical Advisory Board Member for her contribution in the Company’s Advisory Board, for a total of $2,400.

On January 15, 2021 the Company granted 3,189,200 shares of Common Stock valued at $0.24/share, equally divided to 227,800 shares/each to fourteen of the Company’s executives, Board- and Medical Advisory Board members, as well as to indispensable Consultants currently working on the clinical trial submissions with the FDA, for a total value of $765,408.

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

On January 10, 2022 the Company granted 40,000 shares of Common Stock to four Board Members in reward of their attendance at Board and Committee meetings during the fourth quarter of 2021. The total fair market value at the time of the award was $6,400, or $0.16/share. The shares were issued on August 1, 2022

On February 18, 2022 the Company granted 100,000 shares of Common Stock to two Consultants in reward of their assistance for the product development and our clinical trials in India. The total fair market value at the time of the award was $16,000, or $0.16/share. The shares were issued on August 1, 2022

On April 1, 2022 the Company granted 10,000 shares to a Medical Advisory Board Member for her contribution to the Company during the first quarter of 2022. The total fair market value at the time of the award was $1,730, or $0.173/share. The shares were issued on August 1, 2022

On April 1, 2022 the Company granted 70,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the first quarter of 2022. The total fair market value at the time of the award was $12,110, or $0.173/share. The shares were issued on August 1, 2022.

On April 11, 2022 the Company granted 250,000 shares to three Consultants for the management of our clinical trials in India. The total fair market value at the time of the award was $43,250, or $0.173/share. The shares were issued on August 1, 2022.

On August 1, 2022 the Company issued 82,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the second quarter of 2022. The total fair market value at the time of the award was $26,240, or $0.32/share.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of December 31, 2020	11,002,000	$0.003 – 1.49	$0.10
Shares Issued	3,899,200	0.001 – 0.24	0.21
Shares Issued as of September 30, 2021	15,001,200	$0.001 – 1.49	$0.13

Shares Issued as of December 31, 2021	18,706,909	$0.001 – 1.49	$0.09
Shares Issued	552,000	0.16 – 0.32	0.19
Shares Issued as of September 30, 2022	19,258,909	$0.001 – 1.49	$0.09

For the nine months ended September 30, 2022, the Company recorded stock-based compensation expense of $106,024 in connection with the issuance of 552,000 Common share-based payment awards. For the nine months ended September 30, 2021, the Company had issued 4,698,200 shares at a stock-based compensation expense of $811,557.

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

There were no stock options issued in the nine months ended September 30, 2022.

The fair value of stock options granted and revaluation of non-employee consultant options for the nine months ended September 30, 2021 was calculated with the following assumptions, there were no options issued for the nine months ended September 30, 2022:

September 30, 2021
Risk-free interest rate	0.17 – 0.35%
Expected dividend yield	0%
Volatility factor (monthly)	161.18%
Expected life of options	3 years

There were no options issued in the nine months ended September 30, 2022, although 96,000 options were cancelled by expiration and returned to the stock plan. For the nine months ended September 30, 2021, the Company recorded compensation expense of $14,445 in connection with awarded stock options.

As at September 30, 2022, there was no unrecognized compensation expense related to non-vested stock option awards. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022, and 2021:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2020	533,000	$0.001 - 1.21	$0.71
Granted	135,000	0.001 - 0.20	0.20
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of September 30, 2021	668,000	$0.001 - 1.21	$0.59

Outstanding as of December 31, 2021	668,000	$0.001 - 1.21	$0.55
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(96,000)	1.09 – 1.21	0.92
Outstanding as of September 30, 2022	572,000	$0.001 – 0.95	$0.45

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2022. The market price was $0.32 as at September 30, 2022:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	90,000	$0.001	1.21	$62,280	90,000	$0.001	1.21	$62,280
0.05	3,000	0.05	1.00	1,931	3,000	0.05	1.00	1,931
0.15	90,000	0.15	0.58	48,510	90,000	0.15	0.58	48,510
0.18	45,000	0.18	1.08	23,265	45,000	0.18	1.08	23,265
0.19	45,000	0.19	1.58	22,770	45,000	0.19	1.58	22,770
0.20	48,000	0.20	1.30	23,670	48,000	0.20	1.30	23,670
0.31	3,000	0.31	0.25	1,139	3,000	0.31	0.25	1,139
0.32	3,000	0.32	0.50	1,106	3,000	0.32	0.50	1,106
0.61	45,000	0.61	0.08	3,960	45,000	0.61	0.08	3,960
0.95	200,000	0.95	1.51	—	200,000	0.95	1.51	—
$0.001-0.95	572,000	$0.45	1.14	$188,630	572,000	$0.45	1.14	$188,630

There were no granted options granted, nor issued, between December 31, 2021 and September 30, 2022.

The weighted-average remaining estimated life for options exercisable at September 30, 2022 is 1.14 years.

The aggregate intrinsic value for fully vested, exercisable options was $188,630 at September 30, 2022. The actual tax benefit realized from stock option exercises for the nine months ended at September 30, 2022 and 2021 was $0 as no options were exercised.

As at September 30, 2022 the Company has 18,375,292 options or stock awards available for grant under the 2021 Plan.

NOTE 9 – NON-CONTROLLING INTEREST

	September 30, 2022	December 31, 2021
Net loss Subsidiary	(601,392)	(2,089,253)
Net loss attributable to the non-controlling interest	142,314	496,297
Net loss affecting Bioxytran	(459,078)	(1,592,956)

Accumulated losses	(3,349,844)	(2,777,135)
Accumulated losses attributable to the non-controlling interest	700,521	558,206
Accumulated losses affecting Bioxytran	(2,649,323)	(2,218,929)

Net equity non-controlling interest	(539,570)	(397,256)

As at September 30, 2022 and at December 31, 2021 there are 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares (76%) are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. Further, an additional 4,500,000 options exercisable at $0.33 are held by an affiliate. The option agreements include provisions for dilutive issuance and cash-less exercise. If exercised at September 30, 2022 the provisions would have resulted in an issuance of 16,782,189 shares at an average conversion price of $0.08849, or 15,594,189 shares in a cash-less exercise.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company’s three Officers have entered employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The employment agreements provide for the payment of $100,000 in severance upon termination of employment without cause and make no provisions for any payment upon a change of control.

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2022 through the date the financial statements were issued. and did not, other than what is disclosed in the below, identify any further subsequent events requiring disclosure.

Stockholder’s Equity

Shares awarded, but not yet issued, under the 2021 Stock Plan:

On October 28, 2022 the Company granted 2,000 shares to a Scientific Advisory Board Member for his contribution to the Company during the second quarter of 2022. The total fair market value at the time of the award was $812, or $0.406/share.

On October 28, 2022 the Company granted 80,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the second quarter of 2022. The total fair market value at the time of the award was $32,480, or $0.406/share.

Stock options cancelled under the 2021 Stock Plan:

On October 31, 2022, 45,000 options were cancelled by expiration and returned to the stock plan.

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

OVERVIEW

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $5,300,000, we will have sufficient working capital to repay the outstanding convertible notes and develop our business over the next approximately 15 months. At funding raised that is less than $5,300,000, we can likely repay the four convertible notes and continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

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

ProLectin-M’s clinical data shows non-toxicity and efficacy for treatment of mild to moderate COVID-19. The results of the trial are described in our three peer-reviewed articles Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial, published in Journal of Vaccines & Vaccination on December 30, 2020, Carbohydrate ProLectin-M, a Galectin-3 Antagonist, Blocks SARS-CoV-2 Activity published in the International Journal of Health Sciences on July 31, 2022 and PLG-007 and Its Active Component Galactomannan-α Competitively Inhibit Enzymes That Hydrolyze Glucose Polymers published in the International Journal of Molecular Science on July 13, 2022. A next peer-reviewed article describing the data from our latest, more extensive, human study is planned for publication in November 2022.

The Company is currently working on a Phase II/III clinical trial with the CDCSO in India, and is finalizing its IND application for a Phase II/III clinical trial with the FDA, soon to be followed by a Phase III submission with the EMEA. The clinical trials are expected to take place in November, 2022 through January, 2023. Further, the Company is also preparing an IND for a second set of drug candidates; ProLectin-I and ProLectin-F with similar galectin blocking capabilities as the oral drug, ProLectin-M, but IV-injectable. ProLectin-I is developed for treatment of hospitalized COVID-19 conditions and Long COVID while ProLectin-F is developed for treatment of Pulmonary fibrosis. The initial Phase I/II clinical trials for ProLectin-I and ProLectin-F are planned for November, 2022 through February, 2023. After having completed preliminary research, the Company have qualified, and finalized the development of molecules against, two additional viruses expressing close similarities to the lectin-binding process in SARS-CoV-2. The in-vitro studies are planned to take place in November, 2022.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and regulatory submission to the FDA.

Management plans to seek additional capital through the issuance of its debt and/or equity securities. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital or the establishment of strategic relationships with established pharmaceutical companies, the Company may be required to cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 6 of the financial statements, the Company has currently 4 convertible loans outstanding at a total face value of $2,165,000. As shown in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $10,323,326 as at September 30, 2022. The accumulated deficit as at December 31, 2021 was $8,753,668.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products. As of the fourth quarter of 2021 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

Research and Development

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Research and development:
Process development	$—	$—	$—	$339,000
Product development	25,000	84,143	124,723	305,742
Regulatory	76,222	57,634	223,505	116,824
Clinical trials	353,650	—	387,500	308,715
Project management	21,000	40,185	23,410	177,366
Total research and development	$475,872	$181,962	$759,138	$1,247,647

During the three months ended September 30, 2022, the Company recorded $475,872 in R&D expenses. During the three months ended September 30, 2021, the Company recorded $181,962. The significant difference is due to a lack of funding. During the nine months ended September 30, 2022, the Company recorded $759,138 in R&D expenses after receiving a $300,000 refund from a Contract Research Organization (CRO). The expenses for the nine months ended September 30, 2021 were $1,247,647.

General and Administrative

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
General and administrative expenses:
Payroll and related expenses	$(724,838)	$270,101	$(7,728)	$827,110
Costs for legal, accounting and other professional services	56,863	2,138	105,182	80,522
Marketing expense	53,000	—	201,700	3,500
Miscellaneous expenses	51,371	92,198	141,182	293,239
Total general and administrative	$(563,604)	$364,437	$440,336	$1,204,371

The significant negative cost in Payroll and related expenses for the three and nine months ended September 30, 2022 were due to our Officers forfeiture of the majority of its accrued salaries and benefits for a total value of $1,273,000 on August 1, 2022.

The Costs for legal, accounting and other professional services for the three and nine months ended September 30, 2022 were $56,863 and $105,182, respectively, and for the same periods in 2021 the costs were $2,138 and $80,522, respectively. The decrease was due to legal expenses due to a litigation in the first quarter of 2021.

Sales and marketing expense for the three and nine months ended September 30, 2022 were $53,000 and $201,700 respectively, as compared to $3,500 for the nine months ended September 30, 2021. The increase costs were incurred by costs associated with returning the Company to being quoted on OTC Markets.

Miscellaneous G&A expenses during the three and nine months ended September 30, 2022 was $51,371 and $141,182, respectively. During the three and nine months ended September 30, 2021 was $92,198 and $293,239.

Stock-based Compensation

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Compensation expense to BoD and Officers	$25,600	$45	$82,740	$343,727
Compensation expense to consultants	640	699	59,890	482,725
Correction for stock options	47,267	—	—	—
Total compensation expense	$73,507	$844	$142,630	$826,452

Stock-based compensation amounted to 73,507 for the three months ended September, 2022 including a stock options correction of $47,267 and for the nine months ended September 30, 2022, $142,630. The stock-based compensation for the three months ended September 30, 2021 was $844. Stock-based compensation amounted to $826,452 for the nine months ended September, 2021, where the majority of the issuance came from liquidation of the 2010 Plan in the first quarter of 2021.

Other expenses

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Other (expenses):
Interest expense	44,281	32,475	150,796	204,102
Debt discount amortization	30,860	29,964	121,369	47,067
Amortization of warrants	141,322	—	183,572	—
Amortization of IP	911	—	2,733	—
Total other income (expenses)	$217,374	$62,439	$458,470	$251,169

During the three months ended September 30, 2022, the Company recorded $30,860 in amortization of debt discount and the interest expense was $44,281, $911 was amortized from the Company’s IP and $141,322 in amortization of warrants. During the three months ended September 30, 2021, the Company recorded $29,964 in amortization of debt discount while the interest expense was $32,475.

During the nine months ended September 30, 2022, the Company amortized $2,733 from the Company’s IP, $121,369 in amortization of debt discount and $183,572 in amortization of warrants, as compared to, $17,103 of debt discount amortization of for the nine months ended September 30, 2021. The interest for the nine months ended September 30, 2022 for the convertible notes amounted to $150,796, as compared to $204,102 for the nine months ended September 30, 2021.

Non-Controlling Interest

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss attributable to the non-controlling interest	$79,507	$134,530	$142,314	$536,079

For the three months ended September 30, 2022 and 2021 there was a non-controlling interest attribution of $79,506 and 134,530 respectively. For the nine months ended September 30, 2022 and 2021 there was a non-controlling interest attribution of $142,314 and $536,079 respectively. The significant difference is due to a significant reduction in the R&D activities in the current year due to lack of capital.

	# of shares	# of options *	September 30, 2022	December 31, 2021
Minority owners cash investment	4,650,000		$160,485	$160,485
Bioxytran non-dilutive equity	15,000,000		1,500	1,500
Issued stock options @ $0.33		4,500,000	450	450
Total outstanding	19,650,000	4,500,000	$162,435	$162,435

As at September 30, 2022 there are 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares (76%) are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. Further, an additional 4,500,000 options to purchase Common shares exercisable at $0.33 are held by an affiliate.

*	The option agreements are held by an affiliate and include provisions for dilutive issuance and cash-less exercise. If exercised at September 30, 2022 the provisions would have resulted in an issuance of 16,782,189 shares at an average conversion price of $0.08849, or 15,594,189 shares in a cash-less exercise. The beneficial ownership of the affiliate includes our Officers.

Net Loss

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss attributable to Bioxytran	$(123,149)	$(475,152)	$(1,569,658)	$(2,993,560)

Loss per Common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average number of Common shares outstanding, basic	116,393,899	109,871,998	112,712,305	104,989,663

The Company generated a net loss for the three months ended September 30, 2022 of $123,149. In comparison, for the three months ended September 30, 2021, the Company generated a net loss of $475,152. The Company generated a net loss for the nine months ended September 30, 2022 of $1,569,658. In comparison, for the nine months ended September 30, 2021, the Company generated a net loss of $2,993,560. The significant difference is due to a significant reduction in the R&D activities in the current year due to lack of capital and to our Officers forfeiture of the majority of its accrued salaries and benefits for a total value of $1,273,000 on August 1, 2022.

CASH-FLOWS

	Nine months ended
	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(1,648,977)	$(1,553,740)

Net cash used in investing activities	(30,151)	(8,954)

Net cash provided by financing activities	1,980,960	1,765,000

Cash, beginning of period	72,358	41,688
Cash, end of period	374,190	243,994
Net increase in cash	$301,832	$202,306

Net cash used in operating activities was $1,648,977 and $1,553,740 for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 the Company is engaged in the process of filing a number of patents, and $30,151 was spent in legal fees. In the nine months ended September 30, 2021 the amount was $8,954.

Cash flows from financing activities were $1,980,960 and $1,765,000 for the nine months ended September 30, 2022 and 2021, respectively.

The available cash was $374,190 and $243,994 in the end of the nine months ended September 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	September 30, 2022	December 31, 2021
Current assets:
Cash	$374,190	$72,358
Total current assets	$374,190	$72,358

As of September 30, 2022, our current assets consisted of $374,190 in cash. At December 31, 2021 we had $72,358 in cash.

Current Liabilities

	September 30, 2022	December 31, 2021
Current liabilities:
Accounts payable and accrued expenses	$341,511	$624,316
Accounts payable related party	461,727	531,000
Un-issued shares liability	900	—
Un-issued shares liability related party	36,000	—
Convertible notes payable, net of discount	2,157,510	2,122,181
Total current liabilities	2,997,648	3,277,497

At September 30, 2022 we had total liabilities of $2,997,648, which consisted of $803,237 in accounts payable and accrued expenses (of which $461,727 was payable to related parties), $36,900 in un-issued shares of Common Stock (of which $36,000 was payable to related parties), and $2,157,510 in four convertible loans. At December 31, 2021 total liabilities were $3,277,497, consisting of $1,155,316 in accounts payable and accrued expenses (of which $531,000 was payable to related parties), and $2,122,181 in the form of four convertible loans net of discount. More details on the account payables can be found under Note 5 in the Financial statements.

Net Working Capital and Accumulated Deficit

	September 30, 2022	December 31, 2021
Net working capital	$(2,623,458)	$(3,205,139)

Accumulated deficit	$(10,323,326)	$(8,753,669)

At September 30, 2022, the net working capital was negative $2,623,458 and the accumulated deficit of $10,323,326. Comparatively, on December 31, 2021, we had net working capital of negative $3,205,139 and an accumulated deficit of $8,753,669. The improvement in net working capital is a result of the conversion of the 2022 convertible notes. We believe that we must raise not less than $5,300,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	Nine months ended
	September 30, 2022	September 30, 2021
Cash proceeds from financing activities
Proceeds from Subsidiary stock transactions	$—	$600,000
Proceeds from sales of common stock	600,000
Proceeds from issuance of convertible notes payable	1,380,460	1,165,000
Net cash provided by financing activities	$1,980,460	$1,765,000

During the nine months ending September 30, 2022, the Company had raised $1,467,000 through the issuance of 8-month convertible notes at 6% interest, with net cash proceeds of $1,380,460 and $600,000 from the issuance of Common Stock. During the nine months ending September 30, 2021, the Company had raised $600,000 in cash proceeds from the issuance of Common Stock in our Subsidiary and $1,165,000 cash generating 1-year convertible notes at 6% interest, extended through October 31, 2022, with net cash proceeds of $1,045,150. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of December 2022.

Upcoming Financing Activities

Title of each class of security being registered	Amount to be registered	Proposed offering price		Proposed aggregate offering price
Common Stock, $0.001 par value (1)	5,300,000	$	tbd	$4,823,000
Common Stock, $0.001 par value (2)	17,653,077		$0.13	2,294,000
Total	22,953,077			$7,594,900

(1)	On April 12, 2022 the Company filed an S-1. In connection with the public offering, we have agreed to pay WallachBeth Capital LLC, the dealer-manager for the offering, 9.0% of the gross proceeds of this offering in cash and Warrants to acquire 5.0% of the shares of Common Stock sold in the offering, exercisable at 110% of the subscription price, and to also reimburse WallachBeth Capital LLC for its reasonable expenses incurred in connection with the offering. The S-1 is not yet effective.
(2)	On July 26, 2021 the Company issued a selling shareholder prospectus for up to 17,653,077 shares through conversion of outstanding convertible notes at $0.13/share for a total of $2,165,000 plus accrued interest.

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

Contractual Obligations

	September 30, 2022	December 31, 2021
Interest on notes payable	$113,210	$85,685
Convertible notes payable	2,165,000	2,165,000
Total	$2,278,210	$2,250,685

As at September 30, 2022, our contractual obligations include four convertible notes, for a total of $2,165,000 and of accrued interest for these notes mounting to $113,210, as at December 31, 2021 there were four convertible notes, for a total of $2,165,000 and of accrued interest for these notes mounting to $85,685.

The Company’s three Officers have entered employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The employment agreements provide for the payment of $100,000 in severance upon termination of employment without cause and make no provisions for any payment upon a change of control.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive Officer) and Chief Financial Officer (principal financial Officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at September 30, 2022, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as at September 30, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On October 28, 2022, the Bioxytran Board of Directors unanimously approved the modification of/amendment of paragraph 8 to the Officers’ Employment Agreements, referring to termination without cause in case of change of control. The modification is triggered by the forfeiture of the majority of their accrued salaries and benefits for a total value of $1,273,000 on August 1, 2022.

The most substantial changes encompass;

●	Compensation of three times the annual salary upon the Termination Date, plus any target bonus earned.
●	Continued coverage under any health, medical, dental or vision program or policy in which they were eligible to participate at the time of your employment termination for 12 months.
●	Provide outplacement services through one or more outside firms of their choosing up to an aggregate of $50,000.

Item 6. Exhibits

Exhibit No.	Title of Document

31.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended September 30, 2022 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: November 10, 2022	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

