Form 10-K
period 2022-12-31
BIOXYTRAN, INC
filed 2023-03-31
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☒

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

As at June 30, 2022, the aggregate market value of the registrant’s voting stock held by non-affiliates based upon the per share closing price of $0.32 as reported on the OTCQB Market and the market value was approximately $10,379,742 (based on the assumption, solely for purposes of this computation, that all Directors and Officers of the registrant were affiliates of the registrant).

The number of shares of Common Stock outstanding as at March 30, 2023 was 123,502,235 shares.

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

Our subsidiary, Pharmalectin Inc. (“Pharmalectin” or the “Subsidiary”), of which we currently have 85% ownership, is focused on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. Pharmalectin has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin inhibitor. Our lead drug candidate, named ProLectin-Rx, is a complex polysaccharide that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

In the past, similar types of carbohydrate substances has been used as a fibrosis drug and a cancer drug. It is currently being reformulated to treat viral infections. We believe that we have a novel approach in treating viral infections in humans. Our drug development efforts are guided by specialists on carbohydrate chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

We plan to file a pre-investigational new drug application for ProLectin-Rx for the treatment of mild to moderate Covid-19 patients. However, we cannot provide any assurance that we will successfully initiate or complete those planned trials and be able to initiate any other clinical trials for ProLectin-Rx or any of our future drug candidates.

 Pharmalectin was organized on October 5, 2017, as a Delaware corporation with its principal place of business in Needham, MA.

Our subsidiary, Pharmalectin (BVI), Inc. (“Pharmalectin (BVI)”) is the owner and custodian of the Company’s Copyrights, Trade Marks and Patents. Pharmalectin (BVI) was organized on March 17, 2021 as a British Virgin Islands (BVI) Business Corporation with its principal place of business in Road Town, BVI.

Our subsidiary, Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is managing the Company’s local clinical research and trials, and holds the local commercialization rights. Pharmalectin India was organized on August 30, 2022 as an Indian Business Corporation with its principal place of business in Hyderabad, Telangana, India.

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

Pharmalectin

The Subsidiary was organized on October 5, 2017 as a Delaware corporation under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin. Through the Subsidiary, we are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers that meet FDA requirements. Due to an overwhelming amount of research on galectins we do not plan on conducting any further research into new molecules. Instead, we intend to apply our knowledge of galectin science and drug development to create new therapies for the treatment of viruses.

Covid-19

We are currently working on an end-to-end solution for Covid-19 mild to severe cases and treatment for organ damage caused by the virus or by commonly used treatment methods.

●	ProLectin-M, a chewable polysaccharide tablet for mild to moderate cases of Covid-19.
●	ProLectin-I, a polysaccharide IV treatment for more severe cases of Covid-19.
●	ProLectin-F, a polysaccharide IV treatment of lung-fibrosis as a result of the use of ventilators used for treatment of Covid-19.
●	ProLectin-A, a polysaccharide and Hemoglobin IV treatment of ARDS as a result of Covid-19.

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

Management

Our management team and advisors include most notably our CEO and Chairman David Platt, Ph.D., who has played a leading role in the development of complex co-polymer therapeutics for a variety of applications to address a variety of unmet medical needs. Our CFO Ola Soderquist, CPA, CMA is a seasoned financial Officer with than 30 years of senior international entrepreneurial management experience within many industries, both in public and private companies. Our Chief Communications Officer (“CCO”) Mike Sheikh is a US Air Force Academy graduate and a long-time Biotech Consultant with expertise in public and private biotech companies with disruptive technologies.

Dr. Platt, Mr. Sheikh and Mr. Soderquist are our only employees and each of them is committed on a full-time basis. David Platt and Ola Soderquist currently have a monthly salary of $35,000 and Mike Sheik a monthly salary of $17,500, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $61,000 ($66,000 in 2023) per year plus potential catchup, currently $6,500 ($7,500 in 2023), as well as reimbursement of a gold-level healthcare plan.

Our Executive Officers and Directors may also receive stock or stock options at the discretion of our Board of Directors in the according to approved the 2021 Stock Plan, or any subsequent Stock Plan.

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

Using our proprietary technology, we will develop and manufacture BXT-25 and similar drugs for applications including treatment of stroke conditions. Bioxytran, Inc. has an exclusive license for an FDA approved technology monitoring NADH (OxySense), the control marker in the body’s conversion of Oxygen to Energy, or the energy generating chain. The technology provides a clinical end-point for measuring oxygen supply to the brain in real-time. OxySense, developed by MDX LifeSciences, Inc., provide us with a rapid, cost-effective and validated development of safe new molecules that address unmet medical needs in disease indications resulting from hypoxia. MDX LifeSciences has licensed a patent (Tissue Metabolic Score for Patient Monitoring - US20210153816A1) to Bioxytran for clinical monitoring of oxygen delivery through oxygen carriers. MDX Lifesciences is an Affiliate of the Company.

ProLectin-Rx

The Subsidiary is focusing on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. The company has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin inhibitor.

Currently, the Subsidiary’s lead drug candidate, named ProLectin-Rx, is a complex galectin antagonist that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

To our knowledge, Pharmalectin, Inc. is the only company planning to develop a viable end-to-end solution for Covid-19. We are also the only company using a Galectin Inhibitor to combat the virus, SARS-CoV-2. The technology is built on the life-time work by the founder of the company, David Platt, PhD, who discovered, and named, the Human Galectin-3 protein coded by a single gene, LGALS3, located on chromosome 14, and published in his groundbreaking article Structure-Function Relationship of a Recombinant Human Galactoside-Binding Protein, Biochemistry 1993. Galectin inhibitors block the binding of galectins to carbohydrate structures, present in numerous diseases, reducing their capability to replicate. Dr. Platt has over the years used this knowledge to create a significant number of sustainable therapeutic solutions.

Using our issued patents and proprietary technology, we intend to develop and manufacture ProLectin-RX and similar drugs for applications including treatment of virological conditions. Our patent position consists of 2 parts: a patent a method for treating SARS-CoV-2 by administering an effective amount of complex polysaccharides to a subject issued in 2022 by the International Bureau of the Patent Cooperation Treaty (PCT) expiring in February 2041 (Polysaccharides for IV Administration that Treat Sars-Cov-2 Infections - WO2022/099061) and assigned to us outright by David Platt, as well as a provisional patent (Lectin-Binding Carbohydrates for Treating Viral Infections - US 63/320544).; Dr. Platt did not receive any compensation from the Company in consideration of his assignment of the patent.

Pharmalectin, Inc. has an exclusive license issued by NDPD Pharma (Polysaccharides for Use in Treating Sars-Cov-2 Infections - WO2022/099052) to Pharmalectin for use of treatment of SARS-CoV-2. NDPD Pharma is an Affiliate of the Company.

Further, Pharmalectin has received an international trademark for ProLectin (WO0000001646681).

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

A Proof-of-Concept trial approved by the IRB at Mazumdar Shaw Medical Center, Narayana Health in Bangalore, India was finalized in October 2020. The results of the trial are described in our three peer-reviewed articles Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial, published in Journal of Vaccines & Vaccination on December 30, 2020, Carbohydrate ProLectin-M, a Galectin-3 Antagonist, Blocks SARS-CoV-2 Activity published in the International Journal of Health Sciences on July 14, 2022 and PLG-007 and Its Active Component Galactomannan-α Competitively Inhibit Enzymes That Hydrolyze Glucose Polymers published in the International Journal of Molecular Science on July 13, 2022.

Our latest peer-reviewed article was published by MDPI (Multidisciplinary Digital Publishing Institute) on March 25, 2023: An Oral Galectin Inhibitor in Covid-19 – A Phase II Randomized Controlled Trial, show positive topline safety and efficacy results of its randomized, placebo-controlled Phase 2 clinical trial in 34 patients with mild-to-moderate COVID-19. During the 7 days of treatment, an orally administered Galectin Antagonist in the form of a chewable tablet was administered 8 times per day on an hourly basis. The endpoint was a statistically significant reduction in viral load measured by the number of patients reaching a below threshold PCR value (Ct value ≥ 29) by day 7. The trial met its endpoint with a 100% response rate by day 7 versus 6% in placebo, which was statistically significant (p-value = .001). Our analysis also revealed an 88% response rate by day 3, which was statistically significant (p-value = .001). There were no drug-related serious adverse events (SAE’s) in the patient population or viral rebounds by day 14 in the patient population.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The study will continue by the filing of an Emergency IND with the FDA in the first quarter of 2023, provided we obtain adequate funding. The Company is currently in the process of filing an IND with the FDA.

On January 27, 2023, an additional IND with the CDSCO was issued for an IV treatment of SARS-CoV-2 in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I), Long Covid, and of treatment of lung-fibrosis as a result of use of ventilator in treatment of Covid-19 (ProLectin-F), respectively.

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

For the production of BXT-25, we intend to utilize third party manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of BXT-25 for animal toxicity and pre-clinical trials for animals. We have not conducted any clinical trials on animals or humans to confirm the efficacy of, or filed any applications with the FDA with respect to, BXT-25. The Company has developed a proof-of-concept production line and successfully manufactured the initial batch for use in pre-clinical trials in the first quarter of 2023, provided we obtain adequate funding.

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

For the production of ProLectin-Rx, we intend to utilize third party manufacturing facilities that are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of ProLectin-Rx for our upcoming human trials with the CDSCO in India. Prior to this we have conducted clinical trials on animals and humans to confirm the non-toxicity and efficacy. We also expect to file an IND application with the FDA in the first quarter of 2023, provided we obtain adequate funding.

The oral product is being developed as a treatment for mild to moderate Covid-19 patients, while the intravenous drugs are developed for in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I), Long Covid, and of treatment of lung-fibrosis (ProLectin-F).

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

Project Costs ProLectin-Rx

Pharmalectin is a single purpose entity aiming to develop pharmaceutical cures for Covid-19 (collectively referred to as “ProLectin-Rx”) and bring the drugs through FDA acceptance and thereafter license out the product(s). The total cost of the project is estimated to cost $40 million of which $3.6 million has been invested so far.

As of December 31, 2022 Good Manufacturing Practice (GMP), pre-clinical and two clinical Phase I/II study have been completed for the initial drug, ProLectin-M, which is an oral formulation against mild to moderate symptoms of the disease and GMP has been completed for ProLectin-I, and -F.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The study will continue by the filing of an Emergency IND with the FDA in the first quarter of 2023, provided we obtain adequate funding. The Company is currently in the process of filing an IND with the FDA.

On January 27, 2023, an additional IND with the CDSCO was issued for an IV treatment of SARS-CoV-2 in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I), Long Covid, and of treatment of lung-fibrosis as a result of use of ventilator in treatment of Covid-19 (ProLectin-F), respectively.

In addition to the approximately $3.6 million currently invested in the project, we believe we will be required to spend an additional $0.2 million for submission of Investigational New Drug application (IND), approximately $2.5 million in Phase I/II (dosage and pharmacokinetics) and Phase III clinical trials and approximately $1 million for General and Administrative and general working capital purposes. Further, we will be required to spend an additional $2.6 million in order to submit an IND with the FDA for ProLectin-M, -I and, as well as a proof of concept for ProLectin-F.

An additional spending in the range of $8 to 10 million will be required in order to complete the Phase IIb/III testing with the FDA and EMA of the ProLectin-I and -F.

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

Key Strengths

 We believe that our key differentiating elements include:

●	Focus on novel therapeutic opportunities provided by co-polymer: We are focused on development of co-polymer compounds to stabilize the modified hemoglobin molecule. The Co-polymer method of chemical stabilization has not received as much scientific attention as nucleic acids and proteins, but the Company believes that it is a viable alternative to these other materials.

	-	Notable advantages compared with other drugs are:
	-	No refrigeration or special storage
	-	Low manufacturing cost
	-	Non, or low toxicity
	-	No major adverse effects
	-	Can enhance other drugs by reducing toxicity and increasing precision
	-	High scalability, ample availability of material and quick set-up
	-	High effectiveness
	-	Almost instant results, from minutes to a few days depending on indication
	-	First in line treatment

●	Experienced management

●	Our President, Chief Executive Officer and Chairman, David Platt, Ph.D., is a chemical engineer, a pioneer in designing drugs made from co-polymers, and has more than 30 years of experience in the development of therapeutic drugs. We are the fourth biotechnology company founded by Dr. Platt. The prior company is Boston Therapeutics Inc. (OTC: BTHE). The first two are International Gene Group, which later became Prospect Therapeutics, and is now known as La Jolla Pharmaceuticals (Nasdaq: LJPC), and Pro-Pharmaceuticals (now Galectin Therapeutics) (Nasdaq: GALT). Their core technologies were either developed or co-developed by Dr. Platt.

●	Our CFO Ola Soderquist has more than 30 years of senior international entrepreneurial management experience within technology companies. Ola’s managerial experience portfolio includes; Start-ups, Private, Public, Venture Capital and Private Equity ownership. He has served in CFO and other managerial capacities in multiple industry sectors and companies. Ola is a multi-lingual senior finance professional poised to work globally and cross-functionally, particularly with complex projects involving change management, business integration, systems implementation, continuous improvement, and process excellence. He obtained a BS and an MS in Accounting from Stockholm School of Economics and an MBA from Babson College.

●	Our CCO Mike Sheikh, is a US Air Force Academy graduate and pilot. He has a Bachelor’s of Science in Economics and flew KC-135 tankers and worked as a budget Officer in the comptroller’s squadron. He worked for Dean Witter and National Securities as a broker and eventually research analyst. After the brokerage industry, he was a business development Officer for a variety of specialty finance companies that did factoring and purchase order financing. He is a long-time Biotech Consultant expert for public or private biotech companies with disruptive technologies. Mr. Sheikh the founder of Falcon Strategic Research, which focuses on small-cap and micro-cap companies that are not covered by traditional analysts on Wall Street. He is also the founder of an Investor Relations Firm.

●	We have assembled a scientific and medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs. Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the ischemia or hypoxia fields.

●	Products are differentiated and address significant unmet needs: Our lead product candidates, BXT-25, ProLectin-Rx, and any additional products will be designed to address significant unmet medical needs. Oxygen therapy management, including stroke, other hypoxia management and treatment of diseases and medical conditions associate with hypoxia, remain a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current oxygen therapy related therapies and the growing population of individuals adversely affected by ischemia, unhealed wounds, or traumatic brain injury.

●	Efficient development strategy: We believe that our regulatory development pathway is a standard generic pathway approval for a drug.

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

Our principal executive offices are located at 75 2nd Ave., Suite 605, Needham, MA 02494.

Emerging Growth Company Status

The Company meets the emerging growth company requirements. The Company will report its results in this Annual Report on Form 10-K in accordance with the emerging growth company requirements and in its reports filed with the SEC.

Item 1A. Risks Factors.

The Company is an emerging growth company and is not required to provide this information.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted under the symbol “BIXT” on the OTCQB tier expert market operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid prices for our Common Stock for the each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
December 31, 2022	$0.60	$0.36
September 30, 2022	$1.25	$0.28
June 30, 2022	$0.50	$0.15
March 31, 2022	$0.67	$0.10

Quarter Ended	High	Low
December 31, 2021	$0.40	$0.00
September 30, 2021	$0.01	$0.00
June 30, 2021	$0.18	$0.00
March 31, 2021	$0.24	$0.01

On March 30, 2023, the last reported sale price of our Common Stock as reported on the OTCQB Information tier was $0.412 per share.

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

Holders of Common Stock

As at the date of this Annual Report on Form 10-K, we have approximately 430 holders of record and 1,310 holders in street names, totaling an estimated 1,740 holders of Common Stock.

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

Administration

A designated Administrator, or in the absence of such, our Board of Directors’ Compensation Committee or both, in the sole discretion of our Board, administers the 2021 Plan, which was approved by the Company’s Board of Directors on January 19, 2022. The Board, subject to the provisions of the 2021 Plan, has the authority to determine and designate Officers, employees, Directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Board may, in its sole discretion, accelerate the vesting of awards. The Board of Directors must approve all grants of Options and Stock Awards issued to our Officers or Directors.

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

Awards

In 2022, there was in total 7,704,909 shares issued and 135,000 stock options awarded and issued from the 2010 and 2021 Stock Plans. In 2021, there was in total 9,875,000 shares issued and 192,000 stock options awarded and issued from the 2010 Stock Plan. See Note 9 in the financial statements for more details.

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

On December 31, 2022 there are an additional 34,101,909 shares or stock options available to be issued from the 2021 Plan. On December 31, 2021 there were 3,189,296 shares or stock options available to be issued from the 2010 Plan.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 28, 2022, 156,250 shares were sold in a private placement for an amount of $50,000, or $0.32/share.

On December 29, 2022, 93,750 shares were sold in a private placement for an amount of $30,000, or $0.32/share. The investment appears under the label Stock subscription in the Stockholders equity and are not included in the outstanding shares at December 31, 2022.

All funds received though these equity transactions will be used in the development of the ProLectin-M, and for operating expenses.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of Common Stock or other securities during our fourth quarter of our fiscal year ended December 31, 2022.

Item 6. Selected Financial Data.

Item 6 is not applicable to us because we are an emerging growth company.

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

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The study will continue by the filing of an Emergency IND with the FDA in the first quarter of 2023, provided we obtain adequate funding. The Company is currently in the process of filing an IND with the FDA.

On January 27, 2023, an additional IND with the CDSCO was issued for an IV treatment of SARS-CoV-2 in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I), Long Covid, and of treatment of lung-fibrosis as a result of use of ventilator in treatment of Covid-19 (ProLectin-F), respectively.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 7 of the financial statements, the Company currently has convertible loans outstanding at a total face value of $2,165,000. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $11,217,600 as at December 31, 2022. The accumulated deficit as at December 31, 2021 was $8,753,668.

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

RESULTS OF OPERATIONS

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products. We are actively engaged in research and development activities through our Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

Research and Development

	December 31, 2022	December 31, 2021
Research and development:
Process development	$—	$339,000
Product development	123,580	305,743
Regulatory	231,078	177,074
Clinical trials	583,750	1,016,765
Project management	39,360	175,180
Total research and development	$977,768	$2,013,762

During the twelve months ended December 31, 2022, the Company recorded $977,768 in R&D expenses. During the twelve months ended December 31, 2021, the Company recorded $2,013,762. The significant difference is due to a lack of funding as we’re waiting to start our clinical trials.

General and Administrative

	December 31, 2022	December 31, 2021
General and administrative expenses:
Payroll and related expenses	$343,167	$1,391,431
Costs for legal, accounting and other professional services	78,925	84,056
Costs for legal, accounting and other professional services related party	44,220	5,125
Promotional expenses	339,251	5,500
Miscellaneous expenses	172,399	131,698
Total general and administrative	$977,962	$1,617,809

The significant increase in Payroll and related expenses for the twelve months ended December 31, 2022 were due to the retro-active roll-out of market-based salaries for the Company’s management starting January 1, 2022. On August 1, 2022 the Company’s Officers forfeited of the majority of their accrued salaries and benefits for a total value of $1,273,000.

The Costs for legal, accounting and other professional services for the twelve months ended December 31, 2022 decreased due to reduced legal fees.

The Costs for legal, accounting and other professional services related party for two License Agreements with two affiliated companies. Bioxytran reimbursed the affiliates for incurred administrative costs in making the licenses, and their maintenance.

Promotional expenses for the twelve months ended December 31, 2022 were $339,251, as compared to $5,500 for the twelve months ended December 31, 2021. The increase costs stock promotion incurred by the Company’s return to being listed on OTCQB.

Miscellaneous G&A expenses during the twelve months ended December 31, 2022 was $172,962 and $131,698, respectively. The increase is based on the Company’s costs to return to being listed on OTCQB.

Stock-based Compensation

	December 31, 2022	December 31, 2021
Compensation expense to BoD and Management	$61,578	$493,578
Compensation expense to consultants	116,804	89,284
Total compensation expense	$178,382	$582,862

Stock-based compensation mounted to $178,382 for the twelve months ended December 31, 2022. The stock-based compensation for the twelve months ended December 31, 2021 was $582,862 and is explained by the liquidation of the 2010 Stock Plan in 2021.

Other expenses

	December 31, 2022	December 31, 2021
Other expenses:
Interest expense	$207,117	$236,577
Debt discount amortization	128,859	77,031
Amortization of warrants	190,335	—
Forfeiture of warrants	(6,763)	—
Amortization of IP	3,644	—
Total other income (expenses)	$523,192	$313,608

During the twelve months ended December 31, 2022, the Company recorded $128,859 in amortization of debt discount and the interest expense was $207,117, $3,644 was amortized from the Company’s IP at net of $183,572 in amortization of warrants. During the twelve months ended December 31, 2021, the Company recorded $17,103 in amortization of debt discount while the interest expense was $171,627. The increase is due to the Company’s fund-raising activities.

Non-Controlling Interest

	December 31, 2022	December 31, 2021
Net loss attributable to the non-controlling interest	$193,732	$496,296

For the twelve months ended December 31, 2022 and 2021 there was a non-controlling interest attribution of $193,732 and $496,296 respectively. The significant difference is due to a significant reduction in the R&D activities in the current year due to lack of capital.

	# of shares	# of options	December 31, 2022	December 31, 2021
Minority owners cash investment	4,650,000		$160,485	$160,485
Bioxytran non-dilutive equity	15,000,000		1,500	1,500
Issued stock options @ $0.33		4,500,000	450	450
Total outstanding	19,650,000	4,500,000	$162,435	$162,435

There are currently 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares (76%) are held by Bioxytran and 4,650,000 Common shares (24%) are held by an affiliate. An additional 4,500,000 options are also held by an affiliate. The option agreement includes provisions for dilutive issuance and cash-less exercise. The beneficial ownership of the affiliate includes Mike Sheikh, Ola Soderquist and David Platt.

Net Loss

	December 31, 2022	December 31, 2021
Net loss attributable to Bioxytran	$(2,463,932)	$(4,031,745)

Loss per common share, basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	115,361,105	106,252,116

The Company generated a net loss for the twelve months ended December 31, 2022 of $2,463,932. In comparison, for the twelve months ended December 31, 2021, the Company generated a net loss of $4,031,745. The significant difference is due to a significant reduction in the R&D activities in the current year due to lack of capital.

CASH-FLOWS

	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(1,805,670)	$(1,697,399)

Net cash used in investing activities	(32,247)	(36,931)

Net cash provided by financing activities	2,060,960	1,765,000

Net increase in cash	223,043	30,670
Cash, beginning of period	72,358	41,688
Cash, end of period	$295,401	$72,358

Net cash used in operating activities was $1,805,670 and $1,697,399 for the twelve months ended December 31, 2022 and 2021, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.

In the twelve months ended December 31, 2022 the Company is in the process of filing a patent, and $32,247 was spent in legal fees. In the twelve months ended December 31, 2021 the amount was $36,931.

Cash flows from financing activities were $2,060,960 and $1,765,000 for the twelve months ended December 31, 2022 and 2021, respectively.

The available cash was $295,401 and $72,358 in the end of the twelve months ended December 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	December 31, 2022	December 31, 2021
Current assets:
Cash	$295,401	$72,358
Total current assets	$295,401	$72,358

As of December 31, 2022, our current assets consisted of $295,401 in cash at December 31, 2021 we had $72,358 in cash.

Current Liabilities

	December 31, 2022	December 31, 2021
Current liabilities:
Accounts payable and accrued expenses	$749,395	$624,316
Accounts payable related party	709,727	531,000
Un-issued shares liability	960	—
Un-issued shares liability related party	38,400	—
Convertible notes payable, net of discount	2,165,000	2,122,181
Total current liabilities	3,663,482	3,277,497

At December 31, 2022 we had total liabilities of $3,663,482, which consisted of $1,459,121 in accounts payable and accrued expenses (of which $709,727 was payable to related parties), $39,360 in un-issued shares (of which $38,400 was payable to related parties), and $2,165,000 in four convertible loans. At December 31, 2021 total liabilities were $3,277,497, consisting of $1,155,316 in accounts payable and accrued expenses (of which $531,000 was payable to related parties), and $2,122,181 in the form of four convertible loans net of discount. On August 1, 2022, Management forfeited all accrued salaries prior to May 2022.

Net Working Capital and Accumulated Deficit

	December 31, 2022	December 31, 2021
Net working capital	$(3,368,080)	$(3,205,139)

Accumulated deficit	$(11,217,600)	$(8,753,668)

At December 31, 2022, the net working capital was negative $3,368,080 and the accumulated deficit of $11,217,600. Comparatively, on December 31, 2021, we had net working capital of negative $3,205,139 and an accumulated deficit of $8,753,668. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	December 31, 2022	December 31, 2021
Cash proceeds from financing activities
Proceeds from Subsidiary stock transactions	$—	$600,000
Proceeds from stock transactions	680,000
Proceeds from issuance of convertible notes payable	1,380,460	1,165,000
Net cash provided by financing activities	$2,060,960	$1,765,000

During the twelve months ending December 31, 2022, the Company had raised $1,467,000 through an 8-month convertible notes at 6% interest, with net cash proceeds of $1,380,460, as well as 680,000 in net cash for private placements. During the twelve months ending December 31, 2021, the Company had raised $600,000 in cash proceeds from the issuance of common stock in our Subsidiary and $1,165,000 cash generating 1-year convertible notes at 6% interest, extended through May 31, 2023, with net cash proceeds of $1,045,150. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2023.

Planned Financing Activities

The Company intends to issue a Private Placement Offering under Regulation D in the order of $6 million in the spring of 2023.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2021 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 7A is not applicable to us because we are an emerging growth company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at December 31, 2022, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as an emerging growth company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors, Executive Officers and key employees are as follows:

Name	Age as at December 31, 2022	Position
David Platt, Ph.D.	69	Chief Executive Officer, Chairman and Director
Ola Soderquist, MBA, CPA, CMA	61	Chief Financial Officer, Treasurer, Secretary
Mike Sheikh, BS	53	Chief Communications Officer
Dale H. Conaway, D.V.M.	68	Director
Alan M. Hoberman. Ph.D.	69	Director
Hana Chen-Walden, MD	76	Director
Anders Utter, MBA	55	Director

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

Name	Age as at December 31, 2022	Position	Term as Officer/Director
David Platt, Ph.D.	69	Chief Executive Officer, Chairman and Director	September 2018 to Present
Mike Sheikh, BS	53	Chief Communications Officer	May 2020 to Present
Ola Soderquist, MBA, CPA, CMA	61	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present

Biographical information with respect to Dr. Platt, Mr. Sheikh and Mr. Soderquist is set forth above.

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

Prof. Kevin H Mayo, Ph.D. is a well-known authority in the field of structural biology and structure-based drug design and discovery. He received degrees from Boston University (BA) and the University of Massachusetts (PhD), and was postdoctoral associate at the Max-Planck Institute for Biochemistry (Alexander von Humboldt Fellow with Nobel Laureate Rudolf Moessbauer) and Yale University (Chemistry). Dr. Mayo is presently Professor of Biochemistry, Molecular Biology & Biophysics, as well as Lab Medicine & Pathology, at the University of Minnesota (UMN), Minneapolis, USA. He is also Director of the High Field Nuclear Magnetic Resonance Center at the UMN. Over the years, Prof. Mayo has consulted with numerous pharmaceutical companies and is co-founder of PepTx, Inc., a start-up pharmaceutical company based in Minnesota. He also currently holds Visiting Professorships at Maastricht University (The Netherlands), Ludwigs-Maximillian-University (Munich, Germany), and Northeast Normal University (Changchun, China). Prof. Mayo has published over 250 papers in peer-reviewed scientific journals and is the author of 28 patents.

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

Dr. Alben Sigamani, M.D. is currently Professor and Head of Clinical Research, Narayan Health, Bangalore. He has over 17 years of experience in clinical research and in managing multi-center academic and regulatory Randomized Controlled Trials in India. He has several publications to his credit with a citation index (h-index) of 24. Dr. Sigamani is a Medical Professional (MD) in Clinical Pharmacology & Therapeutics with a Masters Degree in Clinical Trials from the University of London. In 2021, Dr. Sigamani obtained “COVID-19: Tracking The Novel Coronavirus Certificate” from the London School of Hygiene and Tropical Medicine.

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three Directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2022 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with Pinnacle Accountancy Group of Utah (“Pinnacle”), the Company’s independent registered public accounting firm for fiscal 2022, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T:

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:	Anders Utter (Chairman)

Indemnification Agreements

Our By-laws provide for the indemnification of Directors and Officers. See “Indemnification of Directors and Officers.” As at January 1, 2021, Dr. Platt and Mr. Soderquist each receive a monthly compensation of $35,000 and Mr. Sheikh receive a monthly compensation of $17,500, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $61,000 ($66,000 in 2023) per year plus potential catchup, currently $6,500 ($7,500 in 2023). The Company will further cover all costs related to maintaining Professional Certificates, and in absence of a corporate healthcare plan, reimburse the Officer for reasonable self-subscribed gold-level healthcare plan;

Our non-employee Directors will be compensated with 10,000 shares per board and/or committee meeting as at November 13, 2020;

Our Executive Officers and Directors may also receive stock or stock options at the discretion of our Board of Directors in the according to approved the 2021 Stock Plan, or any subsequent Stock Plan;

Director Independence

Four of the members of the Board of Directors are “independent” as defined under the rules of the as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and Executive Officers and persons who own more than 10% of the issued and outstanding shares of our Common Stock to file reports of initial ownership of Common Stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we confirm that, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership filed by all Officers and Directors and by Offer Binder, 10% shareholder, that no other reports were required, during the fiscal year ended December 31, 2022 all Section 16(a) filing requirements applicable to our Officers, Directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

The following table sets forth information concerning all cash all cash and non-cash compensation awarded to, earned by or paid to the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the Chief Communications Officer (“CCO”), regardless of compensation level. The Company’s CEO, CFO and the CCO are the only Officers of the Company for whom compensation disclosure is required pursuant to instruction 1 to Item 402(m)(2) of Regulation S-K.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total Compensation
David Platt, Chairman of the Board,	2022	$108,900	$—	$—	$108,900
CEO and President	2021	$214,000	$—	$—	$214,000

Ola Soderquist, CFO	2022	$108,900	$—	$—	$108,900
	2021	$214,000	$—	$—	$214,000

Mike Sheikh, CCO	2022	$43,427	$—	$—	$43,427
	2021	$105,000	$—	$—	$105,000

Grants of Plan-Based Awards

There were no equity awards to the Company’s Executive Officers during the years ended at December 31, 2022 and 2021.

Outstanding Equity Awards at December 31, 2022; Option exercises and vested

There were no outstanding options or equity awards held by the Company’s Executive Officers at December 31, 2022.

Director Compensation

All compensation paid to our employee Directors is set forth in the table summarizing Executive Officer compensation above. Our non-employee Directors currently are entitled to receive 10,000 shares of our Common Stock for each board and/or committee meeting that they attend per quarter in arrears. There were 280,000 shares, at a fair market value of $78,404, issued as compensation to the board in 2022. There were 1,291,200 shares, at a fair market value of $238,808, issued in 2021. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

Employment Contracts

Our Executive Officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The most substantial provisions include;

●	Compensation of three (3) times the employee’s annual salary upon the Termination Date and any target bonus earned, or if termination occurs within 12 months of a change in control, then the terminated employee shall receive two (2) times the employee’s annual salary and any target bonus earned.

●	Continued coverage under any health, medical, dental or vision program or policy, in which they were eligible to participate at the time of employment termination, for 12 months.
●	Provide outplacement services through one or more outside firms of the employee’s choosing up to an aggregate of $50,000.

There are no other arrangements or plans in which we provide pension, retirement or similar benefits for any of Executive Officers or Directors.

The Board of Directors has set the monthly salary for David Platt and Ola Soderquist to $35,000 and for Mr. Sheikh of $17,500. Additionally, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $61,000 ($66,000 in 2023) per year plus potential catchup, currently $6,500 ($7,500 in 2023), as well as reimbursement of a gold-level healthcare plan.

Our Executive Officers and Directors may also receive stock or stock options at the discretion of our Board of Directors in the according to approved the 2021 Stock Plan, or any subsequent Stock Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table includes the information as of 2022 for our equity compensation plan as at March 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation 2010 Stock Plan	389,000	$0.55	—
Equity compensation 2021 Stock Plan	135,000	0.13	19,890,313
Total	524,000	$0.44	19,890,313

(1)	Consists of our 2010 and 2021 Employee, Director and Consultant Stock Plan (the “2010 Plan” and “2021 Plan”, respectively). See Note 9: “Stock Option Plan and Stock-Based Compensation” of the Notes to the Financial Statements included in this Annual Report on Form 10-K.

The following table sets forth certain information as at March 30, 2023 with respect to the beneficial ownership of shares of the Company’s Common Stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each Director; (iii) each of our Executive Officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an Executive Officer; and (iv) the Executive Officers and Directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 123,502,235 shares of Common Stock outstanding as at March 30, 2023. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)	Number of Options owned (2)

David Platt (3) whereof 4,509,131 indirect	47,536,405	38.6%	—

Ola Soderquist (3)	19,585,300	15.9%	—

Mike Sheikh (3)	8,800,000	7.1%	—

Dale H. Conaway (3)	440,800	0.4%	—

Alan M. Hoberman (3)	514,100	0.4%	—

Hana Chen-Walden, MD (3)	347,800	0.3%	9,000

Anders Utter (3)	459,900	0.4%	—

All Officers and Directors as a Group (7 persons)	77,684,305	63.0%	9,000

(1)	The percentage shown in the table is based on 123,502,235 shares of Common Stock outstanding on March 30, 2023.
(2)	The options have an average remaining term of 0.5 years with an average exercise price of $0.19.
(3)	The business address of these individuals is 75 2nd Ave., Suite 605, Needham, MA 02494.

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

As at December 31, 2022, the Company have accrued a total amount of $286,900 for David Platt, $269,400 for Ola Soderquist and $153,427 for Mike Sheikh in salary and advanced expenses.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah for the fiscal year ended December 31, 2022 and 2021.

Fee Category	2022	2021

Audit Fees	$26,000	$20,000

Audit Related Fees	$—	$—

Tax Fees	$1,800	$1,800

All other Fees	$—	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2022 and 2021.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference as Exhibit 3.1 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.2	By-Laws of the Registrant (Incorporated by reference as Exhibit 3.2 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.3	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

3.5	Certificate of Change Pursuant to NRS78.209 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018)

3.6	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.7	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

4.1	Form of Common Stock Certificate

4.2	Form of Warrant Dated October 24, 2018 (Incorporated by reference as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.3	Certificate of Merger Wyoming (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.4	Certificate of Merger Delaware (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.5	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.6	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

4.7	Form of Warrant Dated February 25, 2019 (Incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

Exhibit Number	Description

10.1	Form of Accord and Satisfaction between U.S. Rare Earth Minerals and Elenor Yarbray (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.2	Form of Agreement and Plan of Merger and Reorganization By and Among U.S. Rare Earth Minerals, Inc., Bioxy Acquisition Corp. and Bioxytran, Inc. (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.3	Form of Asset Purchase Agreement between U.S. Rare Earth Minerals, Inc. and U.S. Rare Earth Minerals, Inc. (Wyoming). (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.4	Form of Employment Agreement of David Platt

10.5	Form of Employment Agreement of Ola Soderquist

10.6	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.7	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.8	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.9	2010 Employee, Director and Consultant Stock Plan Incorporated by reference to Exhibit 99.1 on form S-8 filed with the Securities and Exchange Commission on February 22, 2010.

10.10	Form of Public Offering Subscription Agreement

10.11	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.14	Form of Warrant of dated October 24, 2018

10.15	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.16	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.17	Form of $250,000 Senior Secured Promissory Note, dated February 25, 2019, of U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.18	Form of Security Agreement dated February 25, 2019, between U.S. Rare Earth Minerals, Inc., and Auctus Fund, LLC, dated February 25, 2019.

10.19	Form of Warrant of dated February 25, 2019

10.20	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.21	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

Exhibit Number	Description

10.22	License Agreement between Bioxytran, Inc. and MDX Lifesciences, Inc. dated April 4, 2019.

10.23	Investor Relations Agreement between Bioxytran, Inc. and Resources Unlimited NW LLC. dated April 22, 2019.

10.24	Scientific Advisory Board Agreement between Bioxytran, Inc. and Asclepius LLC dated May 1, 2019.

10.25	Form of Advisory Board Agreement between Bioxytran, Inc. and Steven Aust dated June 11, 2019.

10.26	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Barkman effective July 15, 2019.

10.27	Form of Advisory Board Agreement between Bioxytran, Inc. and Cynthia Tsai effective July 16, 2019.

10.28	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Jensen Dated September 13, 2019.

10.28b	Securities Purchase Agreement between Peak One Opportunity Fund, L.P. and Bioxytran, Inc., dated October 22, 2019.

10.29	Form of Advisory Board Agreement between Bioxytran, Inc. and Patrick Huddie dated September 13, 2019.

10.29b	8% Convertible Debenture of Bioxytran, Inc. to Peak One Opportunity Fund, L.P. in the Principal Amount of $120,000 dated October 22, 2019

10.30	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.31	8% Convertible Note of Bioxytran, Inc. to Tangiers Global, LLC in the Principal Amount of $106,300 dated October 23, 2019

10.32	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.33	Securities Purchase Agreement between PowerUp Lending Group Ltd. and Bioxytran, Inc., dated October 21, 2019.

10.34	8% Convertible Note of Bioxytran, Inc. to PowerUp Lending Group Ltd. in the Principal Amount of $106,000 dated October 21, 2019

10.35	Form of Securities Purchase Agreement between GS Capital Partners, LLC and Bioxytran, Inc., dated No ember 7, 2019.

10.36	Form of 4% Convertible Note of Bioxytran, Inc. to GS Capital Partners, LLC. in the Principal Amount of $125,000 dated November 7, 2019

10.37	Form of Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.38	Form of Letter Agreement between FON Consulting, LLC and Bioxytran, Inc. dated November 11, 2019.

10.39	Securities Purchase Agreement between FirstFire Global Opportunities Fund, LLC and Bioxytran, Inc., dated November 20, 2019.

10.40	4% Convertible Note of Bioxytran, Inc. to FirstFire Global Opportunities Fund, LLC. in the Principal Amount of $125,000 dated November 20, 2019

10.41	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.42	Securities Purchase Agreement between Power Up Lending Group and Bioxytran, Inc., dated December 30, 2019.

10.43	8% Convertible Note of Bioxytran, Inc. to Power Up Lending Group in the Principal Amount of $54,600 dated December 30, 2019

10.44	Securities Purchase Agreement between EMA Financial LLC and Bioxytran, Inc., dated January 10, 2020.

Exhibit Number	Description

10.45	4% Convertible Note of Bioxytran, Inc. to EMA Financial LLC. in the Principal Amount of $125,000 dated January 10, 2020.

10.46	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.47	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated January 18, 2020

10.48	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $56,600 dated January 18, 2020

10.49	Securities Purchase Agreement between Crown Bridge Partners, LLC and Bioxytran, Inc., dated October 30, 2019.

10.50	4% Convertible Note of Bioxytran, Inc. to Crown Bridge Partners, LLC in the Principal Amount of $55,000 dated October 30, 2019

10.51	Warrant to Purchase 22,000 shares of Common Stock of Bioxytran.

10.52	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated October 24, 2018

10.53	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated February 25, 2019

10.54	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated March 18, 2020

10.55	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $64,900 dated March 18, 2020

10.56	Form of Employment Agreement of Mike Sheikh, dated May 1, 2020

10.56b	Modification/Amendment to Officers’ Employment Contract, dated October 28, 2022.

10.57	Joint Venture Agreement between Bioxytran and Pharmalectin Partners, LLC, dated November 15, 2020.

10.58	Form of Convertible Note Agreement between Note Holders and Bioxytran, Inc., dated May 2 and 3, 2021

10.59	License Agreement between Bioxytran, Inc. and Pharmalectin, Inc. dated May 5, 2020

10.60	License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021

10.61	2021 Employee, Director and Consultant Stock Plan, adopted by the Board of Directors on January 19, 2021

10.62	2017 Employee, Director and Consultant Stock Plan (Subsidiary), adopted by the Board of Directors on October 5, 2017

10.63	Form of Warrant dated June 4, 2021

10.64	Form of Subsidiary Option dated June 4, 2021

10.65	Form of Private Placement Memorandum dated February 26, 2021

10.66	Form of Private Placement Memorandum dated September 17, 2021

10.67	Form of Convertible Note, dated January 5, 2021

10.68	Form of Note Purchase Agreement, dated January 5, 2022

10.69	Approval of International Patent WO2021/099052 - Polysaccharides for Use in Treating Sars-Cov-2 Infections, dated May 12, 2022.

Exhibit Number		Description

10.70		Approval of International Patent WO2021/099061 - Polysaccharides for IV Administration that Treat SARS-CoV-2 Infections, dated May 12, 2022.

10.71		Official USPTO Notice of Publication under 12(A) for the Trademark ProLectin

10.72		Form of Subscription Agreement.

14.1		Code of Ethics

14.2		Insider Trading Policy

16.1		Letter from Pinnacle Accountancy Group of Utah, dated March 7, 2023 to the Securities and Exchange Commission regarding statements included in this Form 8-K.

21.1		Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

21.2		Description of Securities

21.3		Amendment to Subsidiary’s Certificate of Corporation, dated April 29, 2020

21.4		Certificate of Incorporation Foreign (BVI) Subsidiary

21.5		Certificate of Incorporation Foreign (India) Subsidiary

23.1	*	Consent of Pinnacle Accountancy Group of Utah, PLLC, independent registered public accounting firm

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	*	The following financial statements from the Annual Report on Form 10-K of BIOXYTRAN, Inc. for the year ended December 31, 2022 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed as an exhibit hereto.

**		These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Dated: March 31, 2023	By:	/s/ David Platt
David Platt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Secretary & Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this thirty-first day of March 2023, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt, Ph.D.

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Hana Chen-Walden, MD.	Director
Hana Chen-Walden, MD

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

/s/ Anders Utter	Director
Anders Utter

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Bioxytran, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bioxytran, Inc. (the “Company”) as of December 31, 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Bioxytran, Inc.

Needham, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bioxytran, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

(PCAOB ID 6117)

Pinnacle Accountancy Group of Utah

(dba of Heaton & Company, PLLC)

Farmington, Utah

March 31, 2023

BIOXYTRAN, INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 AND DECEMBER 31, 2021

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$295,401	$72,358
Total current assets	295,401	72,358

Intangibles, net	75,535	46,932

Total assets	$370,936	$119,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$749,395	$624,316
Accounts payable related party	709,727	531,000
Un-issued shares liability	960	—
Un-issued shares liability related party	38,400	—
Convertible notes payable, net of premium and discount	2,165,000	2,122,181
Total current liabilities	3,663,482	3,277,497

Total liabilities	3,663,482	3,277,497

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 123,252,235 and 110,840,998 issued and outstanding as at December 31, 2022 and 2021, respectively	123,252	110,841
Additional paid-in capital	8,392,430	5,881,876
Non-controlling interest	(590,628)	(397,256)
Accumulated deficit	(11,217,600)	(8,753,668)
Total stockholders’ deficit	(3,292,546)	(3,158,207)

Total liabilities and stockholders’ deficit	$370,936	$119,290

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Year ended
	December 31, 2022	December 31, 2021
Operating expenses:
Research and development	$977,768	$2,013,762
General and administrative	933,742	1,612,685
General and administrative related party	44,220	5,125
Compensation expense	178,382	582,862
Total operating expenses	2,134,112	4,214,434

Loss from operations	(2,134,112)	(4,214,434)

Other expenses:
Interest expense	(207,117)	(236,577)
Amortization of Intellectual Property	(3,644)	—
Debt discount amortization	(312,431)	(77,031)
Total other expenses	(523,192)	(313,608)

Net loss before provision for income taxes	(2,657,304)	(4,528,042)

Provision for income taxes	—	—
Net loss	(2,657,304)	(4,528,042)

Net loss attributable to the non-controlling interest	193,372	496,297

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(2,463,932)	$(4,031,745)

Loss per common share, basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	115,139,380	106,252,116

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non- controlling	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	(Deficit)

January 1, 2021	97,450,673	$97,451	—	—	$1,795,125	$—	$(4,721,923)	$888,091	$(1,941,256)
Options issued and vested – 2010/2021 Plan					14,490				14,490
Net of Shares issued to BoD, Mgmnt & related party – 2010/2021 Plan	4,811,309	4,811			143,259				148,070
Shares issued to Consultants – 2010/2021 Plan	2,893,600	2,893			406,459				409,352
Common Stock issued for conversion of convertible notes and accrued interest	930,864	931			120,111				121,042
Forgiveness of debt by Mgmnt and related party					2,007,187				2,007,187
Conversion of subsidiary shares	4,754,552	4,755			1,395,245			(1,400,000)	—
Subsidiary shares acquired by affiliate								10,500	10,500
Subsidiary stock options								450	450
Subsidiary stock transactions								600,000	600,000
Net loss attributable to the non-controlling interest								(496,297)	(496,297)
Net loss							(4,031,745)		(4,031,745)
December 31, 2021	110,840,998	$110,841	—	—	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)

Net of Shares issued to BoD, Mgmnt & related party – 2021 Plan	280,000	280			45,560				45,840
Shares issued to Consultants – 2021 Plan	354,000	354			92,828				93,182
Common Stock issued for conversion of convertible notes and accrued interest	6,081,484	6,081			1,514,290				1,520,371
Issuance of warrants					190,335				190,335
Forfeiture of warrants					(6,763)				(6,763)
Conversion of warrants	4,139,503	4,140			(4,140)				—
Stock transactions	1,556,250	1,556			648,444				650,000
Stock subscription					30,000				30,000
Net loss attributable to the non-controlling interest								(193,372)	(193,372)
Net loss							(2,463,932)		(2,463,932)
December 31, 2022	123,252,235	$123,252	—	—	$8,392,430	$—	$(11,217,600)	$(590,628)	$(3,292,546)

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Year Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,657,304)	$(4,528,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, incl. issuance of warrants	312,431	77,031
Amortization of Intellectual Property	3,644	—
Stock-based compensation expense	178,382	582,862
Interest paid for conversion of note	53,371
Changes in operating assets and liabilities:
Pre-paid expenses	—	274,715
Accounts payable and accrued expenses	125,079	1,206,088
Accounts payable related party	178,727	689,947
Net cash used in operating activities	(1,805,670)	(1,697,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(32,247)	(36,931)
Net cash used in investing activities	(32,247)	(36,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary stock transactions	—	600,000
Proceeds from issuance of convertible notes payable	1,380,960	1,165,000
Proceeds from stock transactions	680,000	—
Net cash provided by financing activities	2,060,960	1,765,000

Net increase in cash	223,043	30,670
Cash, beginning of period	72,358	41,688
Cash, end of period	$295,401	$72,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$104,850	$—
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	190,335	—
Forfeiture of warrants	(6,763)	—
Debt discount on convertible note	128,859	119,850
Common shares issued for the conversion of subsidiary shares, related party	—	1,400,000
Common shares issued for the conversion of convertible notes and accrued interest	1,520,371	121,042
Forgiveness of related party debt recorded to additional paid-in capital	$—	$2,007,187

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2022 AND DECEMBER 31, 2021

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

Our Subsidiary, Pharmalectin, Inc. (“Pharmalectin” or the “Subsidiary”) is pursuing their work with a candidate named, ProLectin, a complex polysaccharide that binds to, and blocks the activity of galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to se. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

Our Foreign Subsidiary, Pharmalectin (BVI), Inc. (“Pharmalectin BVI”) is the owner and custodian of the Company’s Copyrights, Trade Marks and Patents.

Our subsidiary, Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is managing the Company’s local clinical research and trials, and holds the local rights to commercialization.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation, its wholly owned subsidiaries, Pharmalectin (BVI), Inc of British Virgin Islands and Pharmalectin India Pvt Ltd as well as its majority owned subsidiary, Pharmalectin, Inc. of Delaware (collectively, the “Company”) is 85% owned by the company and the loss attributable to non-controlling interest was $193,372 and $496,297 for the year ended December 31, 2022 and 2021. All intercompany accounts have been eliminated upon consolidation.

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

At December 31, 2022, we would, based on the market price of $0.48/share, be obligated to issue approximately 17,689,085 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 492,030 shares upon exercise of the warrants and 524,000 shares upon exercise of outstanding stock options. For the New Notes, the shares total is based on $2,299,581 of currently outstanding principal and unpaid interest. At December 31, 2021, we would, based on the market price of $0.40/share, be obligated to issue approximately 17,312,961 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 272,000 shares upon exercise of the warrants and 668,000 shares upon exercise of outstanding stock options. For the New Notes, the shares total is based on $2,250,685 of currently outstanding principal and unpaid interest.

The 2021 1-year notes (the “New Notes”), extended thorough May 2023, have an interest rate of 6% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising receiving gross proceeds of not less than $500,000. The New Notes are limited to converting no more than 4.99% of our issued an outstanding Common Stock.

Stock Based Compensation

The Company measures the cost of services received from employees and non-employees in exchange for an award of equity instruments based on the fair value of the award on the grant date pursuant ASC 718. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2022 and 2021.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2022 the Company incurred $977,768 in research and development expenses, while during the year ended December 31, 2021 the Company incurred $2,013,762.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at December 31, 2022, the Company had cash of $295,401 and a negative working capital of $3,368,080. As at December 31, 2022, the Company has not yet generated any revenues, and has incurred cumulative net losses of $11,217,600. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2022, the Company raised $1,467,000 from issuance of convertible notes. The Company also raised $680,000 in private placements. During the same period in 2021, the Company raised $2,165,000 from issuance of convertible notes, and cleared up the defaulted convertible loans that mounted to $2,020,323. The Company also raised $600,000 in cash proceeds from the issuance of Common Stock in our Subsidiary. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2023 and is pursuing alternative opportunities to funding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company hold License Agreements (the “License/s” or “Agreement/s”) for a medical device (license obtained in 2019) and a compound (license obtained in 2021), with two affiliated companies where in the officers of the Company hold a majority interest. The products were developed prior to the establishment of Bioxytran. The maintenance cost for each license amounted to $5,000 in 2022, $4,500 in 2021 and $4,220 in 2020. Additionally, the Company has reimbursed the affiliates for the legal and administrative costs surrounding the establishment of the Licenses for an amount of $12,000 per agreement and reimburse $1,500 in rental cost for storage. During the year ended December 31, 2022 one affiliate was paid $17,000, and the other was paid $27,220. In the year ended December 31, 2021, there was $5,125 in transactions with affiliates.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2022 and 2021.

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

	Estimated Remaining Life (years)	December 31, 2022	December 31, 2021
Capitalized patent costs	18	$79,179	$46,932
Accumulated amortization		3,644	—
Intangible assets, net		$75,535	$46,932

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On December 31, 2022, there was $709,727 in Accounts Payables to related parties in form of payroll and advanced expenses. On December 31, 2021 there was $531,000 in Accounts Payables to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accounts payable related party (1)	$709,727	$531,000
Professional fees	393,085	375,371
Interest	134,581	85,685
Payroll taxes	40,182	32,010
Pension/401K	180,557	131,250
Other accounts payable	990	—
Un-issued shares related party	38,400	—
Un-issued shares	960	—
Convertible note payable	2,165,000	2,122,181
Total	$3,663,482	$3,277,497

(1)	$286,900 to the CEO, 269,400 to the CFO and $153,427 and the CCO for 8 months of salary for the period May through December 2022, while there was $210,000 to each the CFO and the CEO at and $111,000 for the CCO at December 31, 2021. All earlier accrued salaries due were forfeited on August 1, 2022.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Private Placement, 2021 Notes

Around April 29, 2021, we entered into nine (9) Securities Purchase Agreements (the “2021 SPA’s”), under which we agreed to sell convertible promissory notes (the “2021 Notes”), in an aggregate principal amount of $3,266,845 with 6% interest, whereof $1,000,000 were contributed in form of cancellation of third-party notes, while 1,101,846 were issued in compensation for accrued compensation, $981,466 to our three officers and $120,380 to two consultants.

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

The variable conversion rate component requires that the 2021 Notes to be valued at its stock redemption value (i.e., “if-converted” value) pursuant to ASC 480, Distinguishing Liabilities from Equity, with the excess over the undiscounted face value being deemed a premium to be added to the principal balance and accreted to additional paid-in capital over the life of the 2021 Notes. No such recording of a premium was required as the discounted “if-converted” rate of $0.13 per share, was identical to fair market value of the Company’s stock on the 2021 Notes date of issuance.

The 2021 Holders are limited to holding a total of 4.99% of our issued and outstanding Common Stock at any one time.

 The Common Stock underlying the 2021 Notes, when issued, will bear a restrictive legend and have a 180-day lock-up period.

On June 4, 2021, 8,522,125 shares of Common Stock were issued as a result of conversion of accrued interest and principal for five convertible notes for a total of $1,101,846, or $0.13/share. To avoid dilution of the company’s stock 7,591,261 of these shares held by our officers were returned to treasury on November 20, 2021, while the original debt consisting of accrued salary was forfeited.

Name		Principal Converted	Accrued interest converted	No. of shares issued
Private Placement, 2021 Notes issued to Officers	(1)	$981,466	$5,398	7,591,261
Private Placement, 2021 Notes issued to consultants		120,380	662	930,864
		$1,101,846	$6,060	8,522,125

If the remainder of the 2021 Notes are converted prior to us paying off such note, it would lead to substantial dilution to our shareholders as a result of the conversion discounted applicable to the 2021 Notes. There can be no assurance that there will be any funds available to pay of the 2021 Notes. If we fail to obtain such additional financing on a timely basis, the 2021 Holders may convert the 2021 Notes and sell the underlying shares, which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

Convertible notes payable and interest payable consist of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Principal balance (1), (2)	$2,165,000	$2,165,000
Interest Payable	134,581	85,685
Unamortized debt discount	—	(42,819)
Outstanding, net of debt discount and premium	$2,299,581	$2,207,866

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	$2 million of principal, accrued interest and default penalties for notes issued prior to 2021, where settled by a third party in exchange for us issuing to them a note in the amount of $1 million.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

As at December 31, 2022 and 2021, no preferred shares have been designated or issued.

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

On December 3, 2021 a company affiliate converted their holdings in the Subsidiary into 4,754,552 shares of Common Stock, or $0.2945/share in accordance with a joint venture agreement.

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

On November 28, 2022, 156,250 shares were sold in a private placement for an amount of $50,000, or $0.32/share.

On December 29, 2022, 93,750 shares were sold in a private placement for an amount of $30,000, or $0.32/share. The investment appears under the label Stock subscription in the Stockholders equity and are not included in the outstanding shares at December 31, 2022.

For the year ended December 31, 2022, a net of 716,000 shares of Common Stock were awarded, at an average cost per share of $0.25, under the 2021 Stock Plan for a total value of $178,676. For the year ended December 31, 2021, a net of 7,704,909 shares of Common Stock were awarded, at an average cost per share of $0.07, under the 2010 and the 2021 Stock Plans for a total value of $557,422.

As at December 31, 2022, the Company has 123,252,235 shares of Common Stock issued and outstanding. At December 31, 2021 there were 110,840,998 shares of Common Stock issued and outstanding.

Common Stock Warrants

The fair value of stock warrants granted for the year ended December 31, 2021 was calculated with the following assumptions:

	2022	2021
Risk-free interest rate	1.37 – 4.45%	0.16 - 1.00%
Expected dividend yield	0%	0%
Volatility factor (monthly)	155.52%	175.34%
Expected life of warrant	5 years	5 years

For the year ended December 31, 2022 the Company awarded 492,030 warrants, valued at $190,335, while 22,000 warrants were retired, valued at $6,763, and 4,139,503 shares of Common Stock were issued in a cashless exercise. For the year ended December 31, 2021 the Company did not issue any warrants.

The following table summarizes the Company’s Common Stock warrant activity for the year ended December 31, 2022 and 2021:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2021	272,000	$2.00	3.9
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at December 31, 2021	272,000	2.00	3.7
Granted	492,030	0.26	5.0
Exercised	(200,000)	2.00	—
Forfeited/Cancelled	(22,000)	2.00	—
Outstanding as at December 31, 2022	542,030	$0.42	4.1

*	The warrant agreements issued in 2019 for a total of 50,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2022 the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.09, or 1,050,114 shares in a cash-less exercise. In order to mitigate the Company’s risk an administrative hold has been placed on one shareholder’s stock in the event of future exercise.

The following table summarizes information about stock warrants that are vested or expected to vest at December 31, 2022 with a market price of $0.48 at December 31, 2022:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
492,030	0.26	4.3	$107,014	492,030	0.26	4.3	$107,014
50,000	$2.00	1.8	$—	50,000	$2.07	1.8	$—
542,030	$1.14	4.1	$107,014	542,030	$0.42	4.1	$107,014

The weighted-average remaining contractual life for warrants exercisable at December 31, 2022 is 4.1 years. The aggregate intrinsic value for fully vested, exercisable warrants was $107,014 at December 31, 2022.

The following table sets forth the status of the Company’s non-vested warrants as at December 31, 2022, there were no warrants issued for the year ended at December 31, 2021.

	Number of Warrants	Weighted- Average Grant-Date Fair Value per share
Non-vested as at December 31, 2021	—	$—
Granted	492,030	0.26
Forfeited/Cancelled	—	—
Vested	492,030	0.26
Non-vested as at December 31, 2022	—	$—

Common Stock Options

For the year ended December 31, 2022 there were no options awarded under the 2021 Stock Plan. However, 144,000 options were forfeited. For the year ended December 31, 2021 there were 135,000 options awarded under the 2021 Stock Option Plan. The options total fair value at the time of award was $14,490.

NOTE 9 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Stock Plan” (2021 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year. As at December 31, 2022, there were 668,000 outstanding stock options valued at historic fair market value of $367,400 and 1,669,000 shares issued valued at a fair historic market value of $43,919 at the time of award. As at December 31, 2021, there was “The 2010 Stock Plan” under this plan there were 533,000 outstanding stock options with a fair historic market value of $275,603 and 11,002,000 shares issued with a fair historic market value of $1,075,358 at the time of award.

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

On October 28, 2022 the Company granted 82,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the third quarter of 2022. The total fair market value at the time of the award was $33,292, or $0.406/share. The shares were issued on December 19, 2022.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2021	11,002,000	$0.003 – 1.49	$0.10
Shares Issued	3,899,200	0.001 – 0.24	0.21
Shares Issued as of December 31, 2021	18,706,909	$0.001 – 1.49	$0.09
Shares Issued	552,000	0.16 – 0.32	0.19
Shares Issued as of December 31, 2022	19,258,909	$0.001 – 1.49	$0.09

For the year ended December 31, 2022, the Company recorded stock-based compensation expense of $557,422 in connection with share-based payment awards. For the year ended December 31, 2021, the Company recorded stock-based compensation expense of $228,407 in connection with share-based payment awards.

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

The fair value of stock options granted and revaluation of non-employee consultant options for the year ended December 31, 2022 and 2021 was calculated with the following assumptions:

	2022	2021
Risk-free interest rate	1.02 – 4.66%	0.16 - 1.00%
Expected dividend yield	0%	0%
Volatility factor (monthly)	155.52%	175.34%
Expected life of option	3 years	3 years

There were no options issued in the year ended December 31, 2022. Although, 144,000 options were forfeited at the expiration date and returned to the stock plan. For the year ended December 31, 2021, the Company recorded compensation expense of $14,445 in connection with 135,000 awarded stock options.

As at December 31, 2022, there was no unrecognized compensation expense related to non-vested stock option awards. The following table summarizes the Company’s stock option activity for the year ended December 31, 2022 and 2021:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2021	533,000	$0.001 - 1.21	$0.71
Granted	135,000	0.001 - 0.20	0.20
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of December 31, 2021	668,000	$0.001 - 1.21	$0.55
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(144,000)	0.31 – 1.21	0.81
Outstanding as of December 31, 2022	524,000	$0.001 – 0.95	$0.44

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2022:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	90,000	$0.001	0.95	$43,110	90,000	$0.001	0.95	$43,110
0.05	3,000	0.05	0.75	1,292	3,000	0.05	0.75	1,292
0.15	90,000	0.15	0.33	29,340	90,000	0.15	0.33	29,340
0.18	45,000	0.18	0.83	13,680	45,000	0.18	0.83	13,680
0.19	45,000	0.19	1.33	13,185	45,000	0.19	1.33	13,185
0.20	48,000	0.20	1.04	13,446	48,000	0.20	1.04	13,446
0.32	3,000	0.32	0.25	467	3,000	0.32	0.25	467
0.95	200,000	0.95	1.26	—	200,000	0.95	1.26	—
$0.001-0.95	524,000	$0.44	0.99	$114,519	524,000	$0.44	0.99	$114,519

The weighted-average remaining estimated life for options exercisable at December 31, 2022 is 0.99 years.

The aggregate intrinsic value for fully vested, exercisable options was $114,519 at December 31, 2022. The actual tax benefit realized from stock option exercises for the year ended at December 31, 2022 and 2021 was $0 as no options were exercised.

As at December 31, 2022 the Company has 18,729,292 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – NON-CONTROLLING INTEREST

	December 31, 2022	December 31, 2021
Net loss Subsidiary	(817,151)	(2,089,253)
Net loss attributable to the non-controlling interest	193,372	496,297
Net loss affecting Bioxytran	(623,780)	(1,592,956)

Accumulated losses	(3,594,287)	(2,777,135)
Accumulated losses attributable to the non-controlling interest	751,578	558,206
Accumulated losses affecting Bioxytran	(2,842,709)	(2,218,929)

Net equity non-controlling interest	(590,628)	(397,256)

As at December 31, 2022 and 2021 there were 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares (76%) are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. Further, an additional 4,500,000 options exercisable at $0.33 are held by an affiliate. The beneficial ownership of the affiliate includes Mike Sheikh, Ola Soderquist and David Platt.

The option agreements include provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2022 the provisions would have resulted in an issuance of 16,782,189 shares at an average conversion price of $0.08849, or 15,594,189 shares in a cash-less exercise.

NOTE 11 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2022 and 2021, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2022	2021
Deferred Tax Assets:
Net operating loss carryforward	$7,120,000	$6,670,000

Total deferred tax assets	1,500,000	1,400,000

Valuation allowance	(1,500,000)	(1,400,000)

Deferred tax asset, net of valuation allowance	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
Valuation allowance	21.0%	21.0%
Effective Rate	0.0%	0.0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2022, the Company had approximately $7,120,000 of federal net operating losses that may be available to offset future taxable income, At December 31, 2021, the Company had approximately $6,670,000 of federal net operating losses that may be available to offset future taxable income. $2,870 of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely. As at the fiscal year 2022, a deduction for issued warrants and stock options and restricted shares awarded from the 2010 Stock Plan for a total of $2,200,000 has not yet been made, for the fiscal year 2021 this total was $2,030,000. The market value less exercise price for these awards will be deducted if and when the warrants and stock options are exercised, while the restricted shares will be deducted at market value at the date they were awarded, once the restriction is removed.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment contracts

Our Executive Officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The most substantial provisions include;

●	Compensation of three (3) times the employee’s annual salary upon the Termination Date and any target bonus earned, or if termination occurs within 12 months of a change in control, then the terminated employee shall receive two (2) times the employee’s annual salary and any target bonus earned.

●	Continued coverage under any health, medical, dental or vision program or policy, in which they were eligible to participate at the time of employment termination, for 12 months.

●	Provide outplacement services through one or more outside firms of the employee’s choosing up to an aggregate of $50,000.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2022 through the date the financial statements were issued. The events requiring disclosure for this period are as follows:

Common stock

Reset of 2021 Stock Plan

In accordance with the stipulations of the 2021 Stock Plan, the Plan was reset at January 1, 2023. The Company has after the reset 19,892,071 option- or stock awards available for grant under the 2021 Plan.

Shares issued in private placement

On January 4, 2023 the Company issued 93,750 shares of Common Stock against $30,000, or $0.32/share, shown as stock subscription in the December 31, 2022 stockholders’ equity statement.

On February 10, 2023 the Company issued 156,250 shares of Common Stock against $50,000, or $0.32/share

Management sees no further subsequent events requiring disclosure.

