Form 10-Q
period 2023-03-31
BIOXYTRAN, INC
filed 2023-05-12
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2023
Common Stock, $0.001 par value per share	130,595,578 shares

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., March 31, 2023

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$153,801	$295,401
Total current assets	153,801	295,401

Intangibles, net	79,732	75,535

Total assets	$233,533	$370,936

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,100,869	$749,395
Accounts payable related party	975,227	709,727
Un-issued shares liability	1,810	960
Un-issued shares liability related party	51,150	38,400
Convertible notes payable, net of premium and discount	2,165,000	2,165,000
Total current liabilities	4,294,056	3,663,482

Total liabilities	4,294,056	3,663,482

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 123,502,235 and 123,252,235 issued and outstanding as at March 31, 2023 and December 31, 2022, respectively	123,502	123,252
Additional paid-in capital	8,442,180	8,392,430
Non-controlling interest	(623,522)	(590,628)
Accumulated deficit	(12,002,683)	(11,217,600)
Total stockholders’ deficit	(4,060,523)	(3,292,546)

Total liabilities and stockholders’ deficit	$233,533	$370,936

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	3-Months Ended
	March 31, 2023	March 31, 2022
Operating expenses:
Research and development	$139,004	$240,125
General and administrative	587,638	535,861
General and administrative related party	10,000	20,720
Compensation expense	13,600	22,400
Total operating expenses	750,242	819,106

Loss from operations	(750,242)	(819,106)

Other expenses:
Interest expense	67,221	52,035
Amortization of IP	514	911
Amortization of debt discount	—	91,334
Total other expenses	67,735	144,280

Net loss before provision for income taxes	(817,977)	(963,386)

Provision for income taxes	—	—
Net loss	(817,977)	(963,386)

Net loss attributable to the non-controlling interest	32,894	51,116

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(785,083)	$(912,270)

Loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	123,495,291	110,840,998

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Deficit
December 31, 2021	110,840,998	$110,841	—	—	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)
Issuance of Warrants					42,250				42,250
Net loss attributable to the non-controlling interest								(51,116)	(51,116)
Net loss							(912,270)		(912,270)
March 31, 2022	110,840,998	$110,841	—	—	$5,924,126	$—	$(9,665,938)	$(448,372)	$(4,079,343)

December 31, 2022	123,252,235	$123,252	—	—	$8,392,430	$—	$(11,217,600)	$(590,628)	$(3,292,546)
Stock transactions	250,000	250			79,750				80,000
Stock subscription					(30,000)				(30,000)
Net loss attributable to the non-controlling interest								(32,894)	(32,894)
Net loss							(785,083)		(785,083)
March 31, 2023	123,502,235	$123,502	—	—	$8,442,180	$—	$(12,002,683)	$(623,522)	$(4,060,523)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	3-Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(817,977)	$(963,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	—	91,334
Amortization of IP	514	911
Stock-based compensation expense	13,600	22,400
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	351,473	(108,176)
Accounts payable related party	265,500	265,506
Other short-term debt	—	—
Net cash used in operating activities	(186,890)	(691,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(4,711)	(22,323)
Net cash used in investing activities	(4,711)	(22,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock transactions	50,000	—
Proceeds from issuance of convertible notes payable	—	1,380,960
Net cash provided by financing activities	50,000	1,380,960

Net increase (decrease) in cash	(141,600)	667,226
Cash, beginning of period	295,401	72,358
Cash, end of period	$153,801	$739,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$52,425	$—
Income taxes paid	$—	$—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	$—	$42,250
Debt discount on convertible note	$—	$86,040

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2022 audited financial statements and notes that can be expected for the year ending December 31, 2022.

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

At March 31, 2023, we would, based on the market price of $0.425/share, be obligated to issue approximately 17,802,900 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 482,030 shares upon exercise of the warrants and 476,000 shares upon exercise of outstanding options. For the New Notes, the shares total is based on $2,314,377 of currently outstanding principal, and unpaid interest.

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

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments from transactions in a company’s own stock “. . . from the determination of net income or the results of operations under all circumstances.”.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the three months ended March 31, 2023 the Company incurred $139,004 in research and development expenses, while during the three months ended March 31, 2022 the Company incurred $240,125.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at March 31, 2023, the Company had cash of $153,801 and a negative working capital of $4,140,255. The Company has not yet generated any revenues, and has incurred cumulative net losses of $12,002,683. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2023, the Company raised a net of $50,000 in cash proceeds from equity. During the same period in 2022, the Company raised a net of $1,380,960 in cash proceeds from the issuance of convertible notes. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June, 2023 and is pursuing alternative opportunities to funding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company hold License Agreements (the “License/s” or “Agreement/s”) for a medical device (license obtained in 2019) and a compound (license obtained in 2021), with two affiliated companies where in the officers of the Company hold a majority interest. The products were developed prior to the establishment of Bioxytran. The yearly maintenance fee for each license amount to $5,000. During the three months ended March 31, 2023 the affiliates were paid $5,000 each. During the same period in 2022, there was $20,720 in transactions with affiliates as the Company also reimbursed the affiliates for the legal and administrative costs surrounding the establishment of the Licenses.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the 3 months ended March 31, 2023 and the year ended December 31, 2022.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Life (years)	March 31, 2023	December 31, 2022
Capitalized patent costs	20	$83,890	$79,179
Accumulated amortization		(4,158)	3,644

Intangible assets, net		$79,732	$75,535

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On March 31, 2023, there was $975,227 in accounts payable to related parties in the form of payroll and accrued expenses and $51,150 in un-issued shares liability related party. On December 31, 2022 there was $709,727 in accounts payable to related parties and $38,400 in un-issued shares liability related party.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at March 31, 2023 and at December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts payable related party (1)	$975,227	$709,727
Professional fees	656,963	393,085
Interest	149,377	134,581
Payroll taxes	45,887	40,182
Pension/401K	246,182	180,557
Other	2,460	990
Un-issued share liability, related party (2)	51,150	38,400
Un-issued share liability, consultant	1,810	960
Convertible note payable	2,165,000	2,165,000
Total	$4,294,056	$3,663,482

(1)	$ 391,900 to the CEO, $374,400 to the CFO and $208,927 and the CCO for 11 months of salary. At December 31, 2022 there were $286,900 to the CEO, $269,400 to the CFO and $153,427 and the CCO. All earlier accrued salaries due were forfeited on August 1, 2022.
(2)	There are currently 60,000 shares of Common Stock awarded but not issued to four Board Members in the first quarter of 2023. The total fair market value at the time of the award was $51,250

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

Convertible notes payable and interest payable consist of the following at March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Principal balance (1), (2)	$2,165,000	$2,165,000
Interest Payable	149,377	134,581
Outstanding, net of debt discount and premium	$2,314,377	$2,299,581

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	$2 million of principal, accrued interest and default penalties for notes issued prior to 2021, where settled by a third party in exchange for us issuing to them a note in the amount of $1 million.

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

Preferred stock

As at March 31, 2023, no preferred shares have been designated nor issued.

Common stock

As at January 1, 2022, and at March 31, 2022 the Company had 110,840,998 shares of common stock issued and outstanding.

As at January 1, 2023 there were 123,252,235 shares of common stock issued and outstanding.

On January 4, 2023 the Company issued 93,750 shares of Common Stock against $30,000, or $0.32/share, shown as stock subscription in the December 31, 2022 stockholders’ equity statement.

On February 10, 2023 the Company issued 156,250 shares of Common Stock against $50,000, or $0.32/share

As at March 31, 2023, the Company has 123,502,235 shares of common stock issued and outstanding.

Common Stock Warrants

For the 3 months ended March 31, 2023 the Company did not issue any Warrants. For the 3 months ended March 31, 2022, in connection with the issuance of the convertible notes, the Company issued 264,060 5-year warrants exercisable at $0.25/share, valued at $0.16, based on Black and Scholes Option Pricing Model, for a total value of $42,250.

The fair value of stock warrants granted for the 3 months ended March 31, 2022 was calculated with the following assumptions:

March 31, 2022
Risk-free interest rate	1.53%
Expected dividend yield	0%
Volatility factor (monthly)	169.27%
Expected life of warrant	5 years

The following table summarizes the Company’s common stock warrant activity for the 3 months ended March 31, 2023 and 2022:

	Number of Warrants*	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2022	272,000	$2.00	2.9
Granted	264,030	0.26	5.0
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at March 31, 2022	536,030	1.14	3.7

Outstanding as at January 1, 2023	542,030	$0.42	4.1
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at March 31, 2023	542,030	$1.14	3.8

*	The warrant agreements issued in 2019 for a total of 50,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2022 the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.09, or 1,050,114 shares in a cash-less exercise. In order to mitigate the Company’s risk an administrative hold has been placed on one shareholder’s stock in the event of future exercise.

The following table summarizes information about stock warrants that are vested or expected to vest at March 31, 2023:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
492,030	0.26	4.1	$81,184	492,030	0.26	4.1	$81,184
50,000	$2.00	1.6	$—	50,000	$2.00	1.6	$—
542,030	$1.14	3.9	$81,184	542,030	$1.14	3.9	$81,184

There were no warrants issued for the three months ended at March 31, 2023. The following table sets forth the status of the Company’s non-vested warrants as at March 31, 2022:

	Number of Warrants	Weighted-Average Grant-Date Fair Value
Non-vested as at January 1, 2022	—	$—
Granted	264,030	0.25
Forfeited	—	—
Vested	—	—
Non-vested as at March 31, 2022	264,030	$0.25

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

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2022	18,706,909	0.003 – 1.49	0.088
Shares Issued	—	—	—
Shares Issued as of March 31, 2022	18,706,909	$0.003 – 1.49	$0.088

Shares Issued as of January 1, 2023	19,382,909	0.003 – 1.49	0.095
Shares Issued	—	—	—
Shares Issued as of March 31, 2023	19,382,909	$0.003 – 1.49	$0.095

For the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense of $13,600 and $22,400, respectively, in connection with share-based payment awards.

Shares awarded, but not yet issued, under the 2021 Stock Plan for the three months ended March 31, 2023 and 2022:

On January 10, 2022 the Company granted 40,000 shares of Common Stock to four Board Members in reward of their attendance at Board and Committee meetings during the fourth quarter of 2021. The total fair market value at the time of the award was $6,400, or $0.16/share.

On January 1, 2023 the Company granted 80,000 shares of Common Stock to four Board Members in reward of their attendance at Board and Committee meetings during the fourth quarter of 2022. The total fair market value at the time of the award was $38,400, or $0.48/share.

On January 1, 2023 the Company granted 2,000 shares of Common Stock to an Advisory Board Members in compensation for the fourth quarter of 2022. The total fair market value at the time of the award was $960, or $0.48/share.

On March 31, 2023 the Company granted 30,000 shares of Common Stock to four Board Members in reward of their attendance at Board and Committee meetings during the first quarter of 2023. The total fair market value at the time of the award was $12,750, or $0.425/share.

On March 31, 2023 the Company granted 2,000 shares of Common Stock to an Advisory Board Members in compensation for the first quarter of 2023. The total fair market value at the time of the award was $850, or $0.425/share.

Stock options granted and vested 2021 Plan:

There were no stock options granted the three months ended March 31, 2023 and 2022.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023, and 2022:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2022	668,000	$0.001 - 1.21	$0.55
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of March 31, 2022	668,000	$0.001 - 1.21	$0.55

Outstanding as of January 1, 2023	524,000	$0.001 - 0.95	$0.44
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(48,000)	0.15 – 0.32	0.16
Outstanding as of March 31, 2023	476,000	$0.001 - 0.95	$0.47

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2023:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	90,000	$0.001	0.95	$38,160	90,000	$0.001	0.95	$38,160
0.05	3,000	0.05	0.75	1,125	3,000	0.05	0.75	1,125
0.15	45,000	0.15	0.58	12,375	45,000	0.15	0.58	12,375
0.18	45,000	0.18	0.83	11,025	45,000	0.18	0.83	11,025
0.19	45,000	0.19	1.33	10,575	45,000	0.19	1.33	10,575
0.20	48,000	0.20	1.05	10,800	48,000	0.20	1.05	10,800
0.95	200,000	0.95	1.26	—	200,000	0.95	1.26	—
$0.001-1.21	476,000	$0.47	1.08	$84,060	476,000	$0.47	1.08	$84,060

There were no granted options granted, nor any options issued in the period ended March 31, 2023 and 2022:

The weighted-average remaining estimated life for options exercisable at March 31, 2023 is 1.08 years.

The aggregate intrinsic value for fully vested, exercisable options was $84,060 at March 31, 2023 and at December 31, 2022 was $114,519. The actual tax benefit realized from stock option exercises for the three months ended at March 31, 2023 and 2022 was $0 as no options were exercised.

As at March 31, 2023 the Company has 19,850,071 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – NON-CONTROLLING INTEREST

	March 31, 2023	December 31, 2022
Net loss Subsidiary	(139,004)	(817,151)
Net loss attributable to the non-controlling interest	32,894	193,372
Net loss affecting Bioxytran	(106,110)	(623,780)

Accumulated losses	(3,733,291)	(3,594,287)
Accumulated losses attributable to the non-controlling interest	784,472	751,578
Accumulated losses Bioxytran	(2,948,819)	(2,842,709)

Net equity non-controlling interest	(623,522)	(590,628)

As at March 31, 2023 and at December 31, 2022 there are 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. An additional 4,500,000 options are also held by an affiliate. The option agreements include provisions for dilutive issuance and cash-less exercise.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2023 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Extension of Maturity of Convertible Notes

On April 28 the Company extended the Maturity of a $1,000,000 convertible note to August 31, 2023

On May 10, 2023 the Company extended the Maturity of three (3) convertible notes for a value of $1,165,000 to April 30, 2024. The interest rate was renegotiated to 10%, from the former 6%, and the Company received the right to repurchase the note at 120% of face-value plus interest, after 60 days of the extension.

For the brokerage of the deal, our Investment Banker was compensated with 800,000 5-year warrants exercisable at $0.20/share, valued at $0.4358, based on Black and Scholes Option Pricing Model, for a total value of $348,637.

Common Stock

Shares issued in private placement

Cash Investment

On April 18, 2023 the Company issued 78,125 shares of Common Stock against $25,000, or $0.32/share.

Debt Restructure

On April 14, 2023, the transactions set forth below were approved by the Company’s Board of Directors with an objective to reduce the Company’s debt at a price equal to the Company’s Private Placement Memorandum (“PPM”) currently in place, or $0.32/share.

137,656 shares of Common Stock were issued against supplier invoices amounting to $44,050.

6,763,562 shares of Common Stock were issued to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $2,164,340.

Shares Awarded under the 2021 Stock Plan:

On April 18, 2023 the Company issued 80,000 shares of Common Stock, awarded in January 2023, to four Board Members in reward of their attendance at Board and Committee meetings during the fourth quarter of 2022. The total fair market value at the time of the award was $38,400, or $0.48/share.

On April 18, 2023 the Company issued 2,000 shares of Common Stock, awarded in January 2023, to an Advisory Board Members in compensation for the fourth quarter of 2022. The total fair market value at the time of the award was $960, or $0.48/share.

On April 18, 2023 the Company issued 30,000 shares of Common Stock, awarded in January 2023, to three Board Members in reward of their attendance at Board and Committee meetings during the first quarter of 2023. The total fair market value at the time of the award was $12,750, or $0.425/share.

On April 18, 2023 the Company issued 2,000 shares of Common Stock, awarded in January 2023, to an Advisory Board Members in compensation for the first quarter of 2023. The total fair market value at the time of the award was $850, or $0.425/share.

Management sees no further subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2022 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2023. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Results from our latest Phase 2 trial on COVID-19 Patients published in medRxiv Galectin approach to lower covid transmission - Drug Development for clinical use on November 16, 2022, show positive topline safety and efficacy results of its randomized, placebo-controlled Phase 2 clinical trial in 34 patients with mild-to-moderate COVID-19. During the 7 days of treatment, an orally administered Galectin Antagonist in the form of a chewable tablet was administered 8 times per day on an hourly basis. The endpoint was a statistically significant reduction in viral load measured by the number of patients reaching a below threshold PCR value (Ct value ≥ 29) by day 7. The trial met its endpoint with a 100% response rate by day 7 versus 6% in placebo, which was statistically significant (p-value = .001). Our analysis also revealed an 88% response rate by day 3, which was statistically significant (p-value = .001). There were no drug-related serious adverse events (SAE’s) in the patient population or viral rebounds by day 14 in the patient population.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The study will continue by the filing of an Emergency IND with the FDA in the first quarter of 2023, provided we obtain adequate funding. An IND was consecutively filed with the FDA on March 13, 2022.

On January 27, 2023, an additional IND with the CDSCO was issued for an IV treatment of SARS-CoV-2 in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I), Long Covid, and of treatment of lung-fibrosis as a result of use of ventilator in treatment of Covid-19 (ProLectin-F), respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 6 of the financial statements, the Company has currently four (4) convertible loans outstanding at a total face value of $2,165,000. As shown in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $12,002,683 as at March 31, 2023. The accumulated deficit as at December 31, 2022 was $11,217,600.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products as of the fourth quarter of 2021 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

Research and Development

	Three months ended
	March 31, 2023	March 31, 2022
Research and development:
Process development	$—	$—
Product development	—	58,888
Regulatory	57,004	76,592
Clinical trials	64,000	48,850
Project management	18,000	55,795
Total research and development	$139,004	$240,125

During the three months ended March 31, 2023, the Company recorded $139,004 in R&D expenses. During the three months ended March 31, 2022, the Company recorded $240,125. The significant difference is due to a lack of funding.

General and Administrative

	Three months ended
	March 31, 2023	March 31, 2022
General and administrative expenses:
Payroll and related expenses	$359,142	$394,614
Costs for legal, accounting and other professional services	43,113	4,825
Promotional expenses	165,251	117,200
Miscellaneous expenses	30,132	39,942
Total general and administrative	$597,638	$556,581

Payroll and related expenses for the three months ended March 31, 2023 were $359,142 compared to $394,614 for the three months ended March 31, 2023.
The Costs for legal, accounting and other professional services for the three and Three months ended March 31, 2023 increased due to a refund of consulting fees in the first quarter of 2022.
Promotional expenses for the Three months ended March 31, 2023 were $165,251, as compared to $117,200 for the Three months ended March 31, 2022. The increase costs stock promotion incurred by the Company’s return to being listed on OTCQB.
Miscellaneous G&A expenses during the three months ended March 31, 2023 and 2022 was $30,132 and $39,942, respectively. The difference is due to a temporary warehouse space in the first three months of 2022

Stock-based Compensation

	Three months ended
	March 31, 2023	March 31, 2022
Compensation expense to BoD and Management	$12,750	$6,400
Compensation expense to consultants	850	16,000
Total compensation expense	$13,600	$22,400

Stock-based compensation mounted to $13,600 for the three months ended March 31, 2023. The stock-based compensation for the three months ended March 31, 2022 was $22,400.

Other expenses

	Three months ended
	March 31, 2023	March 31, 2022
Other (expenses):
Interest expense	67,221	52,035
Debt discount amortization	—	49,084
Amortization of warrants	—	42,250
Amortization of IP	514	911
Total other income (expenses)	$67,735	$144,280

During the three months ended March 31, 2023, the Company recorded an interest expense of $67,221 and $514 in amortization of the company’s IP. During the three months ended March 31, 2022, the Company recorded $49,084 in amortization of debt discount and $42,250 in issuance of warrants in connection with a capital raise while the interest expense was $52,035 and $911 was amortized from the Company’s IP.

Non-Controlling Interest

	Three months ended
	March 31, 2023	March 31, 2022
Net loss attributable to the non-controlling interest	$32,894	$51,116

For the three months ended March 31, 2023 and 2022 there was a non-controlling interest attribution of $32,894 and 51,116 respectively. The significant difference is due to a significant reduction in the R&D activities in the current year due to lack of capital.

	# of shares	# of options	March 31, 2023	December 31, 2022
Minority owners cash investment	4,650,000		$160,485	$160,485
Bioxytran interest in subsidiary	15,000,000		1,500	1,500
Issued stock options @ $0.33		4,500,000	450	450
Total oustanding	19,650,000	4,500,000	$162,435	$162,435

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

Net Loss

	Three months ended
	March 31, 2023	March 31, 2022
Net loss attributable to Bioxytran	$(785,083)	$(912,270)

Loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic	123,495,291	110,840,998

The Company generated a net loss for the three months ended March 31, 2023 of $785,083. In comparison, for the three months ended March 31, 2022, the Company generated a net loss of $912,270. The significant difference is due to a significant reduction in the R&D activities in the current year due to lack of capital.

CASH-FLOWS

	Three months ended
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(186,890)	$(691,411)

Net cash used in investing activities	(4,711)	(22,323)

Net cash provided by financing activities	50,000	1,380,960

Net increase (decrease) in cash	$(141,600)	$667,226
Cash, beginning of period	295,401	72,358
Cash, end of period	153,801	739,584

Net cash used in operating activities was $186,890 and $691,411 for the Three months ended March 31, 2023 and 2022, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.
In the Three months ended March 31, 2023 the Company is in the process of filing a patent, and $4,711 was spent in legal fees. In the Three months ended March 31, 2022 the amount was $22.323.
Cash flows from financing activities were $50,000 and $1,380,960 for the Three months ended March 31, 2023 and 2022, respectively.
The available cash was $153,801 and $739,584 in the end of the Three months ended March 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	March 31, 2023	December 31, 2022
Current assets:
Cash	$153,801	$295,401
Total current assets	$153,801	$295,401

As of March 31, 2023, our current assets consisted of $153,801 in cash at December 31, 2022 we had $295,401 in cash.

Current Liabilities

	March 31, 2023	December 31, 2022
Current liabilities:
Accounts payable and accrued expenses	$975,227	$749,395
Accounts payable related party	1,100,869	709,727
Un-issued shares liability	1,810	960
Un-issued shares liability related party	51,150	38,400
Convertible notes payable, net of discount	2,165,000	2,165,000
Total current liabilities	4,294,056	3,663,482

At March 31, 2023 we had total liabilities of $4,294,056, which consisted of $2,076,095 in accounts payable and accrued expenses (of which $1,100,869 was payable to related parties), $52,960 in un-issued shares (of which $51,150 was payable to related parties), and $2,165,000 in four convertible loans. At December 31, 2022 total liabilities were $3,663,482, consisting of $1,459,121 in accounts payable and accrued expenses (of which $709,727 was payable to related parties), $39,360 in un-issued shares (of which $38,400 was payable to related parties) and $2,165,000 in the form of four convertible loans net of discount. More details on the account payables can be found under Notes 6 and 7 in the Financial Statements.

Net Working Capital and Accumulated Deficit

	March 31, 2023	December 31, 2022
Net working capital	$(4,140,255)	$(3,368,081)

Accumulated deficit	$(12,002,683)	$(11,217,600)

At March 31, 2023, the net working capital was negative $4,140,255 and the accumulated deficit of $12,002,683. Comparatively, on December 31, 2022, we had net working capital of negative $3,368,081 and an accumulated deficit of $11,217,600. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June 2023. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	Three months ended
	March 31, 2023	March 31, 2022
Cash proceeds from financing activities
Proceeds from stock transactions	$50,000	$—
Proceeds from issuance of convertible notes payable	—	1,380,461
Net cash provided by financing activities	$50,000	$1,380,461

During the Three months ending March 31, 2023, the Company had raised $50,000 through issuance of common shares. In the period ended March 31,2022 the company entered agreements for thirty-eight (38) convertible notes at 6% interest, with net cash proceeds of $1,380,461.

Upcoming Financing Activities

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at March 31, 2023, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2023 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 3 months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Title of Document

10.73*	Form of Private Purchase Agreement

10.74*	Form of Subscription Agreement

31.1*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended March 31, 2023 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.
**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: May 12, 2023	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

