Form 10-Q
period 2023-06-30
BIOXYTRAN, INC
filed 2023-07-31
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common Stock, $0.001 par value per share	132,535,294 shares

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., June 30, 2023

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$45,181	$295,401
Total current assets	45,181	295,401

Intangibles, net	97,880	75,535

Total assets	$143,061	$370,936

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$562,662	$749,395
Accounts payable related party	200,500	709,727
Un-issued shares liability	380	960
Un-issued shares liability related party	5,700	38,400
Convertible notes payable, net of premium and discount	2,000,000	2,165,000
Total current liabilities	2,769,242	3,663,482

Total liabilities	2,769,242	3,663,482

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 132,035,294 and 123,252,235 issued and outstanding as at June 30, 2023, and December 31, 2022, respectively	132,035	123,252
Additional paid-in capital	11,279,970	8,392,430
Non-controlling interest	(624,286)	(590,628)
Accumulated deficit	(13,413,901)	(11,217,600)
Total stockholders’ deficit	(2,626,182)	(3,292,546)

Total liabilities and stockholders’ deficit	$143,060	$370,936

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expenses:
Research and development	$149,638	$43,141	$288,642	$283,266
General and administrative	866,932	447,360	1,464,570	1,003,941
Compensation Expense	5,110	46,723	18,710	69,123
Total operating expenses	1,021,680	537,224	1,771,922	1,356,330

Loss from operations	(1,021,680)	(537,224)	(1,771,922)	(1,356,330)

Other expenses:
Interest expense	(39,477)	(54,480)	(106,698)	(106,515)
Amortization of IP	(2,188)	(911)	(2,702)	(1,822)
Debt discount amortization and issuance of warrants	(348,637)	(41,425)	(348,637)	(132,759)
Total other income (expenses)	(390,302)	(96,816)	(458,037)	(241,096)

Net loss before provision for income taxes	(1,411,982)	(634,040)	(2,229,959)	(1,597,426)

Provision for income taxes	—	—	—	—
NET LOSS	(1,411,982)	(634,040)	(2,229,959)	(1,597,426)

Net loss attributable to the non-controlling interest	764	11,691	33,658	62,807

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(1,411,218)	$(622,349)	$(2,196,301)	$(1,534,619)

Loss per Common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of Common shares outstanding, basic and diluted	128,804,789	110,840,998	126,224,323	110,840,998

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Equity
January 1, 2022	110,840,998	$110,841	—	—	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)
Issuance of Warrants					42,250				42,250
Net loss attributable to the non-controlling interest								(51,116)	(51,116)
Net loss							(912,270)		(912,270)
March 31, 2022	110,840,998	$110,841	—	—	$5,924,126	$—	$(9,665,938)	$(448,372)	$(4,079,343)

Net loss attributable to the non-controlling interest								(11,691)	(11,691)
Net loss							(622,349)		(622,349)
June 30, 2023	110,840,998	$110,841	—	—	$5,924,126	$—	$(10,288,287)	$(460,063)	$(4,713,383)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Equity
January 1, 2023	123,252,235	$123,252	—	—	$8,392,430	$—	$(11,217,600)	$(590,628)	$(3,292,546)
Stock transactions	250,000	250			79,750				80,000
Stock subscription					(30,000)				(30,000)
Net loss attributable to the non-controlling interest								(32,894)	(32,894)
Net loss							(785,083)		(785,083)
March 31, 2023	123,502,235	$123,502	—	—	$8,442,180	$—	$(12,002,683)	$(623,522)	$(4,060,523)

Stock transactions	192,411	192			64,808				65,000
Shares issued to BoD & Mgmnt - 2021 Plan	110,000	110			50,090				50,200
Shares issued to Consultants - 2021 Plan	4,000	4			1,786				1,790
Shares issued to BoD & Mgmnt for conversion of debt	6,763,562	6,764			2,157,576				2,164,340
Shares issued to Consultants for conversion of debt	137,656	138			43,912				44,050
Conversion of debt	1,325,430	1,325			170,981				172,306
Issuance of Warrants					348,637				348,637
Net loss attributable to the non-controlling interest								(764)	(764)
Net loss							(1,411,218)		(1,411,218)
June 30, 2023	132,035,294	$132,035	—	$—	$11,279,970	$—	$(13,413,901)	$(624,286)	$(2,626,182)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Six Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,229,959)	$(1,597,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	348,637	132,759
Amortization	2,702	1,822
Stock-based compensation	18,710	69,123
Interest paid for note conversion	7,306	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(142,682)	(67,481)
Accounts payable related party	1,655,113	531,000
Net cash used in operating activities	(340,173)	(930,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(25,047)	(22,438)
Net cash used in investing activities	(25,047)	(22,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales	115,000	—
Proceeds from issuance of convertible notes payable	—	1,380,960
Net cash provided by financing activities	115,000	1,380,960

Net increase in cash	(250,220)	428,319
Cash, beginning of period	295,401	72,358
Cash, end of period	$45,181	$500,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$52,425	$69,900
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	348,637	42,250
Debt discount on convertible note	—	90,509
Common shares issued for the conversion of principal and accrued interest	172,306	—

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Pharmalectin India Pvt Ltd. (“Pharmalectin India”) was organized on August 30, 2022 as an Indian Business Corporation with its principal place of business in Hyderabad, Telangana, India, with 50,000 authorized shares with a par value of $0.12 (₹10). There are currently 41,020 outstanding shares whereof 41,000 (99.95%) are held by the Company.

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

At June 30, 2023, we would, based on the market price of $0.19/share, be obligated to issue approximately 16,781,138 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 1,342,030 shares upon exercise of the warrants and 428,000 shares upon exercise of outstanding options. For the New Notes, the shares total is based on $2,181,548 of currently outstanding principal, and unpaid interest.

The 2021 notes (the “New Notes”), have an average interest rate of 8% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising receiving gross proceeds of not less than $500,000.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. For the six months ended June 30, 2023 the Company incurred $288,642 in research and development expenses, while during the six months ended June 30, 2022 the Company incurred $283,266.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at June 30, 2023, the Company had cash of $45,181 and a negative working capital of $2,724,061. The Company has not yet generated any revenues, and has incurred cumulative net losses of $13,413,901. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2023, the Company raised a net of $115,000 in cash proceeds from equity. During the same period in 2022, the Company raised a net of $1,380,960 in cash proceeds from the issuance of convertible notes.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company hold License Agreements (the “License/s” or “Agreement/s”) for a medical device (license obtained in 2019) and a compound (license obtained in 2021), with two affiliated companies where in the officers of the Company hold a majority interest. The products were developed prior to the establishment of Bioxytran. The yearly maintenance fee for each license amount to $5,000. During the six months ended June 30, 2023 the affiliates were paid $5,000 each. During the same period in 2022, there was $25,720 in transactions with affiliates as the Company also reimbursed the affiliates for the legal and administrative costs surrounding the establishment of the Licenses.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the 6 months ended June 30, 2023 and the year ended December 31, 2022.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Life (years)	June 30, 2023	December 31, 2022
Capitalized patent costs	20	$104,226	$79,179
Accumulated amortization		(6,346)	3,644

Intangible assets, net		$97,880	$75,535

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On June 30, 2023, there was $200,500 in accounts payable to related parties in the form of payroll and accrued expenses and $5,700 in un-issued shares liability related party. On December 31, 2022 there was $709,727 in accounts payable to related parties and $38,400 in un-issued shares liability related party.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at June 30, 2023 and at December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts payable related party (1)	$200,500	$709,727
Professional fees	315,502	393,085
Interest	181,548	134,581
Payroll taxes	15,941	40,182
Pension/401K	48,125	180,557
Other	1,546	990
Un-issued share liability, related party (2)	5,700	38,400
Un-issued share liability, consultant	380	960
Convertible note payable	2,000,000	2,165,000
Total	$2,769,242	$3,663,482

(1)	$71,000 to the CEO, $70,000 to the CFO and $54,500 and the CCO for two months of salary and expenses, there are also $5,000 owed to an affiliate. At December 31, 2022 there were $286,900 to the CEO, $269,400 to the CFO and $153,427 and the CCO in salary and expenses.
(2)	There are currently 30,000 shares of Common Stock awarded but not issued to three Board Members in the first quarter of 2023. The total fair market value at the time of the award was $5,700

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Private Placement, 2021 Notes

Around April 29, 2021, we entered into four (4) Securities Purchase Agreements (the “2021 SPA’s”), under which we agreed to sell convertible promissory notes (the “2021 Notes”), in an aggregate principal amount of $1,165,000 with 6% interest, whereof $1,000,000 were contributed in form of cancellation of third-party notes.

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

The maturity on one note was negotiated to August 31, 2023, while the maturity of the three remaining notes were negotiated to April 30, 2024, and an increase of the interest rate to 10%. The principal and interest for two of these latter notes were converted into 1,325,430 shares of Common Stock on May 17 and on June 26, 2023 for a total value of 172,306.

Name	Principal Converted	Accrued interest converted	No. of shares issued
Private Placement, 2021 Notes issued to Officers (1)	$165,000	$7,306	1,325,430

Convertible notes payable and interest payable consist of the following at June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Principal balance (1), (2)	$2,000,000	$2,165,000
Interest Payable	181,548	134,581
Outstanding, net of debt discount and premium	$2,181,548	$2,299,581

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC). $165,000 of the outstanding principal was converted into shares of Common Stock on May 17 and on June 26, 2023.
(2)	$2 million of principal, accrued interest and default penalties for notes issued prior to 2021, where settled by a third party in exchange for us issuing to them a note in the amount of $1 million.

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

Preferred stock

As of June 30, 2023 and at December 31, 2022, no Preferred shares have been designated or issued.

Common Stock

There were no shares issued in six months ended June 30, 2022.

As at January 1, 2023 there were 123,252,235 shares of common stock issued and outstanding.

On January 4, 2023 the Company issued 93,750 shares of Common Stock against $30,000, or $0.32/share, shown as stock subscription in the December 31, 2022 stockholders’ equity statement.

On February 10, 2023 the Company issued 156,250 shares of Common Stock against $50,000, or $0.32/share

On April 14, 2023 the Company issued 137,656 shares of Common Stock were against 3rd party supplier invoices amounting to $44,050, or $0.32/share

On April 14, 2023 the Company issued 6,763,562 shares of Common Stock to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $2,164,340., or $0.32/share

On April 18, 2023 the Company issued 78,125 shares of Common Stock against $25,000, or $0.32/share

On May 15, 2023 the Company issued 114,286 shares of Common Stock against $40,000, or $0.32/share

On May 17, 2023 the Company issued 522,138 shares of Common Stock in a conversion of a note for a value of $67,878 in principal and interest, or $0.13/share

On June 26, 2023 the Company issued 803,292 shares of Common Stock in a conversion of a note for a value of $104,428 in principal and interest, or $0.13/share

For the six months ended June 30, 2022, a net of 114,000 shares of Common Stock were awarded under the 2021 Stock Plan for a total value of $51,990, or at an average cost of $0.46 per share.

As at June 30, 2023, the Company have 132,035,294 shares of Common Stock issued and outstanding and at December 31, 2022 the Company had 123,252,235 shares of Common Stock issued and outstanding.

Common Stock Warrants

For the six months ended June 30, 2023 the Company issued 800,000 5-year warrants exercisable at $0.20/share, in connection with the refinancing of the convertible notes, valued at $0.436, based on Black and Scholes Option Pricing Model, for a total value of $348,637. For the six months ended June 30, 2022, the Company issued 264,060 5-year warrants exercisable at $0.25/share, valued at $0.16, based on Black and Scholes Option Pricing Model, for a total value of $42,250.

The fair value of stock warrants granted for the 6 months ended June 30, 2022 was calculated with the following assumptions:

	June 30, 2023	June 30, 2022
Risk-free interest rate	3.97%	1.53%
Expected dividend yield	0%	0%
Volatility factor (monthly)	147.58%	169.27%
Expected life of warrant	5 years	5 years

The following table summarizes the Company’s common stock warrant activity for the 6 months ended June 30, 2023 and 2022:

	Number of Warrants*	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2022	272,000	$2.00	2.9
Granted	264,030	0.26	5.0
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at June 30, 2022	536,030	1.14	3.7

Outstanding as at January 1, 2023	542,030	$0.42	4.1
Granted	800,000	0.20	5.0
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at June 30, 2023	1,342,030	$0.29	4.4

*	The warrant agreements issued in 2019 for a total of 50,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2022 the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.09, or 1,050,114 shares in a cash-less exercise. In order to mitigate the Company’s risk an administrative hold has been placed on one shareholder’s stock in the event of future exercise.

The following table summarizes information about stock warrants that are vested or expected to vest at June 30, 2023:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
800,000	$0.20	4.9	$—	800,000	$0.20	4.9	$—
492,030	0.26	3.8	—	492,030	0.26	4.1	—
50,000	2.00	1.3	—	50,000	2.00	1.3	—
1,342,030	$0.29	4.4	$—	1,342,030	$0.29	4.4	$—

The following table sets forth the status of the Company’s non-vested warrants as at June 30, 2023 and 2022:

	Number of Warrants	Weighted-Average Grant-Date Fair Value
Non-vested as at January 1, 2022	—	—
Granted	264,030	0.25
Forfeited	—	—
Vested	—	—
Non-vested as at June 30, 2022	—	$—

Non-vested as at January 1, 2023	—	$—
Granted	800,000	0.20
Forfeited	—	—
Vested	—	—
Non-vested as at June 30, 2023	—	$—

NOTE 9 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 19, 2021, the Board of Directors adopted the “2021 Stock Plan” (the “2021 Plan”) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights in an amount up to 15% of the number of issued and outstanding shares of the Company’s Common Stock, automatically adjusted on January 1 each year. Under the terms of the 2021 Stock Plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards may be directly issued under the Plan (without any intervening options). Stock Awards may be issued which are fully and immediately vested upon issuance. As at June 30, 2023, 90,000 options and 700,000 shares have been awarded from the 2021 Plan.

Shares Awarded and Issued under the 2021 Plan:

On April 19, 2023 the Company issued 110,000 shares, with an average fair market value of $0.46/share at the time of award, to four members of the Board of Directors as compensation for their participations of Board and Committee meetings in the fourth quarter of 2022 and in the first quarter of 2023, for a total of $50,200.

On April 19, 2023 the Company granted 4,000 shares with an average fair market value of $0.45/share to a Scientific Advisory Board Member for his contribution in the fourth quarter of 2022 and in the first quarter of 2023, for a total of $1,790.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as at January 1, 2022	4,505,709	$0.001 – 0.55	$0.10
Shares Issued	—	—	—
Shares Issued as of June 30, 2022	4,505,709	$0.001 – 0.55	$0.13

Shares Issued as at January 1, 2023	5,139,709	$0.001 – 0.55	$0.088
Shares Issued	114,000	0.415 – 0.48	0.462
Shares Issued as of June 30, 2023	5,263,709	$0.001 – 0.55	$0.096

For the six months ended June 30, 2023, the Company recorded stock-based compensation expense of $18,710 in connection with share-based payment awards. For the six months ended June 30, 2022, the Company recorded stock-based compensation expense of $69,123.

Shares awarded, but not yet issued, under the 2021 Stock Plan:

On January 10, 2022 the Company granted 40,000 shares of Common Stock to four Board Members in reward of their attendance at Board and Committee meetings during the fourth quarter of 2021. The total fair market value at the time of the award was $6,400, or $0.16/share. The shares were issued in the third quarter of 2022.

On February 18, 2022 the Company granted 100,000 shares of Common Stock to two Consultants in reward of their assistance for the product development and our clinical trials in India. The total fair market value at the time of the award was $16,000, or $0.16/share. The shares were issued in the third quarter of 2022.

On April 1, 2022 the Company granted 10,000 shares to a Medical Advisory Board Member for her contribution to the Company during the first quarter of 2022. The total fair market value at the time of the award was $1,730, or $0.173/share. The shares were issued in the third quarter of 2022.

On April 1, 2022 the Company granted 70,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the first quarter of 2022. The total fair market value at the time of the award was $12,110, or $0.173/share. The shares were issued in the third quarter of 2022.

On April 11, 2022 the Company granted 250,000 shares to three Consultants for the management of our clinical trials in India. The total fair market value at the time of the award was $43,250, or $0.173/share. The shares were issued in the third quarter of 2022.

On June 30, 2023 the Company granted 30,000 shares of Common Stock to three Board Members in reward of their attendance at Board and Committee meetings during the second quarter of 2023. The total fair market value at the time of the award was $5,700, or $0.19/share.

On June 30, 2023 the Company granted 2,000 shares to a Scientific Advisory Board Member for his contribution to the Company during the second quarter of 2023. The total fair market value at the time of the award was $380, or $0.19/share.

Stock options granted and vested 2021 Plan:

There were no stock options granted the six months ended June 30, 2023 and 2022. But, 96,000 stock options was forfeited in the six months ended June 30, 2023 and 48,000 stock options was forfeited in the six months ended June 30, 2022.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023, and 2022:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2022	668,000	$0.001 – 1.21	$0.55
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(48,000)	1.09 – 1.21	1.20
Outstanding as of June 30, 2022	620,000	$0.001 – 1.21	$0.50

Outstanding as of January 1, 2023	524,000	$0.001 – 0.95	$0.44
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(96,000)	0.001 – 0.20	0.01
Outstanding as of June 30, 2023	428,000	$0.001 – 0.95	$0.52

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2023:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	1.08	$8,505	45,000	$0.001	1.08	$8,505
0.05	3,000	0.05	0.25	420	3,000	0.05	0.25	420
0.15	45,000	0.15	0.08	1,800	45,000	0.15	0.08	1,800
0.18	45,000	0.18	0.33	450	45,000	0.18	0.33	450
0.19	45,000	0.19	0.83	—	45,000	0.19	0.83	—
0.20	45,000	0.20	0.59	—	45,000	0.20	0.59	—
0.95	200,000	0.95	0.76	—	200,000	0.95	0.76	—
$0.001–0.95	428,000	$0.52	0.66	$11,175	428,000	$0.52	0.66	$11,175

The weighted-average remaining estimated life for options exercisable at June 30, 2023 is 0.66 years.

The aggregate intrinsic value for fully vested, exercisable options was $11,175 at June 30, 2023. The actual tax benefit realized from stock option exercises for the six months ended at June 30, 2023 and 2022 was $0 as no options were exercised.

As at June 30, 2023 the Company has 19,832,071 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – NON-CONTROLLING INTEREST

	June 30, 2023	December 31, 2022
Net loss Subsidiary	$(121,063)	$(817,151)
Net loss attributable to the non-controlling interest	33,658	193,372
Net loss affecting Bioxytran	(87,405)	(623,780)

Accumulated losses	(3,574,358)	(3,594,287)
Accumulated losses attributable to the non-controlling interest	785,236	751,578
Accumulated losses Bioxytran	(2,789,122)	(2,842,709)

Net equity non-controlling interest	$(624,286)	$(590,628)

As at June 30, 2023 and at December 31, 2022 there are 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. An additional 4,500,000 options are also held by an affiliate. The option agreements include provisions for dilutive issuance and cash-less exercise.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2023 through the date the financial statements were issued. and did not, other than what is disclosed in the below, identify any further subsequent events requiring disclosure.

Stockholder’s Equity

Conversion of Notes into Common Stock

On July 24, 2023, 500,000 shares of Common Stock were sold in a private placement for the amount of $100,000, or $0.20/share. These funds should allow the company to start its Phase 2 clinical trial. The trial is intended to start during the month of August 2023 and last for approximately 2 months.

Stock options forfeited under the 2021 Stock Plan:

On August 1, 2023, 45,000 options for a total value of $6,750 were forfeited through expiration and return to the stock plan.

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

Overview

We do not currently have sufficient capital resources to fund operations. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise three million seven hundred thousand Dollars ($3,700,000), we will have sufficient working capital to develop our business over the next approximately fifteen (15) months. At funding raised that is significantly less than $3,700,000, we can likely continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

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

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The study will continue by filing an Emergency IND with the FDA in the first quarter of 2023, provided we obtain adequate funding. An IND is currently under preparation to be filed with the FDA in the second quarter of 2023.

On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid, and for ProLectin-F for treatment of lung-fibrosis as a result of use of ventilator in treatment.

On April 19, 2023, the Company announced that its long-awaited Acellular Oxygen Carrier (“AOC”) BXT-25 has been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats as funding permits.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has convertible loans outstanding at a total face value of $2,000,000. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $13,413,901 as at June 30, 2023. The accumulated deficit as at December 31, 2022 was $11,217,600.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products as of the fourth quarter of 2021 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the Company’s anti-viral therapeutic ProLectin. In the second quarter of the company also started the development of our hypoxia platform technology Acellular Oxygen Carrier (AOC).

Research and Development

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Research and development:
Process development	$125,439	$—	$125,439	$—
Product development	19,939	40,834	19,939	99,723
Regulatory	12,510	(15,000)	59,514	33,850
Clinical trials	(12,250)	70,692	61,750	147,283
Project management	4,000	(53,385)	22,000	2,410
Total research and development	$149,638	$43,141	$288,642	$283,266

During the three months ended June 30, 2023, the Company recorded $149,638 in R&D expenses. During the three months ended June 30, 2023, the Company recorded $43,141 in R&D expenses after a receiving a $300,000 refund from a Contract Research Organization (CRO). During the six months ended June 30, 2023, the Company recorded $288,642 in R&D expenses. During the six months ended June 30, 2023, the Company recorded $283,266 in R&D expenses. During the 6 months ending in June, 2023, $98,265 was invested in, ProLectin, while 190,377 was invested in the AOC. All prior development was focused on ProLectin, only.

General and Administrative

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative expenses:
Payroll and related expenses	$393,529	$339,995	$752,670	$717,110
Costs for legal, accounting and other professional services	77,058	25,995	120,171	48,320
Promotional expenses	363,698	31,500	528,949	148,700
Miscellaneous expenses	32,647	49,870	62,780	89,811
Total general and administrative	$866,932	$447,360	$1,464,570	$1,003,941

Payroll and related expenses for the three months ended June 30, 2022 were $393,529 for the 3 months ended June 30, 2023 and $752,670 for the 6 months ended June 30, 2023. For the same periods in 2022 the amount was $339,995 and $717,110, respectively.

The Costs for legal, accounting and other professional services for the three and six months ended June 30, 2023 were $77,058 and $120,171 respectively, as compared to $25,995 and $48,320 for the three and six months ended June 30, 2022. The increased costs are for contracted investments services for an amount of $75,000 in the second quarter of 2023.

Promotional expenses for the three and six months ended June 30, 2023 were $363,698 and $528,949 respectively, as compared to $31,500 and $148,700 for the three and six months ended June 30, 2022. The increase costs stock promotion incurred by the Company’s return to being listed on OTCQB. The Company has currently a non-reimbursable advance paid Public Relations Agreement running through July 31, 2024.

Miscellaneous G&A expenses during the three and six months ended June 30, 2023 was $32,647 and $62,780, respectively. During the three and six months ended June 30, 2022 was $49,870 and $89,811.

Stock-based Compensation

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Compensation expense to BoD and Management	$4,750	$49,840	$17,500	$56,240
Compensation expense to consultants	360	(3,117)	1,210	12,883
Total compensation expense	$5,110	$46,723	$18,710	$69,123

Stock-based compensation amounted to $5,110 for the three months ended June, 2023. The stock-based compensation for the three months ended June 30, 2022 was $46,723. Stock-based compensation amounted to $18,710 for the six months ended June, 2023. Stock-based compensation amounted to $69,123 for the six months ended June, 2022.

Other expenses

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Other (expenses):
Interest expense	$39,477	$54,480	$106,698	$106,515
Debt discount amortization	—	41,425	—	90,509
Amortization of warrants	348,637	—	348,637	42,250
Amortization of IP	2,188	911	2,702	1,822
Total other income (expenses)	$390,302	$96,816	$458,037	$241,096

During the three months ended June 30, 2023, the Company recorded $348,637 in amortization warrants and the interest expense was $39,477, $2,188 was amortized from the Company’s IP. During the three months ended June 30, 2022, the Company recorded $41,425 in amortization of debt discount while the interest expense was $54,480, $911 was amortized from the Company’s IP.

During the six months ended June 30, 2023, the Company amortized $2,702 from the Company’s IP and $348,637 in amortization of warrants, as compared to, $1,822 in IP amortization and $42,250 of warrant amortization of for the six months ended June 30, 2022. The interest for the six months ended June 30, 2023 for the convertible notes amounted to $106,698, as compared to $106,515 for the six months ended June 30, 2022.

Non-Controlling Interest

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss attributable to the non-controlling interest	$764	$11,691	$33,658	$62,807

For the three months ended June 30, 2023 and 2022 there was a non-controlling interest attribution of $764 and 11,691 respectively. For the six months ended June 30, 2023 and 2022 there was a non-controlling interest attribution of $33,658 and $62,807 respectively. The significant difference is directly related to the Company’s R&D activities due to lack of capital.

	# of shares	# of options *	June 30, 2023	December 31, 2022
Minority owners cash investment	4,650,000		$160,485	$160,485
Bioxytran non-dilutive equity	15,000,000		1,500	1,500
Issued stock options @ $0.33		4,500,000	450	450
Total outstanding	19,650,000	4,500,000	$162,435	$162,435

As at June 30, 2023 and at December 31, 2022 there are 30,000,000 issued and 19,650,000 outstanding shares; 15,000,000 Common shares (76%) are held by Bioxytran and 4,650,000 Common shares are held by an affiliate. Further, an additional 4,500,000 options to purchase Common shares exercisable at $0.33 are held by an affiliate.

* The option agreements are held by an affiliate and include provisions for dilutive issuance and cash-less exercise. If exercised at June 30, 2023 the provisions would result in an issuance of 11,423,077 shares at an average conversion-price of $0.13. The beneficial ownership of the affiliate includes the Company’s management.

Net Loss

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss attributable to Bioxytran	$(1,411,218)	$(622,349)	$(2,196,301)	$(1,534,619)

Loss per Common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of Common shares outstanding, basic	128,804,789	110,840,998	126,224,323	110,840,998

The Company generated a net loss for the three months ended June 30, 2023 of $1,411,218. In comparison, for the three months ended June 30, 2022, the Company generated a net loss of $622,349. The Company generated a net loss for the six months ended June 30, 2023 of $2,196,301. In comparison, for the six months ended June 30, 2022, the Company generated a net loss of $1,534,619. The significant difference is directly related to the Company’s R&D activities due to lack of capital in 2022

CASH-FLOWS

	Six months ended
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(340,173)	$(930,203)

Net cash used in investing activities	(25,047)	(22,438)

Net cash provided by financing activities	115,000	1,380,960

Net increase (decrease) in cash	$(250,220)	$428,319
Cash, beginning of period	295,401	72,358
Cash, end of period	45,181	500,667

Net cash used in operating activities was $340,173 and $930,203 for the Six months ended June 30, 2023 and 2022, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.

In the Six months ended June 30, 2023 the Company is in the process of filing a patent, and $25,047 was spent in legal fees. In the Six months ended June 30, 2022 the amount was $22,438.

During the Six months ending June 30, 2023, the Company had raised $115,000 through issuance of common shares. In the period ended June 30,2022 the company entered agreements for thirty-eight (38) convertible notes at 6% interest, with net cash proceeds of $1,380,460. The convertible notes have, since then, been converted to Common Stock.

The available cash was $45,181 and $500,667 in the end of the Six months ended June 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

	June 30, 2023	December 31, 2022
Current assets:
Cash	$45,181	$295,401
Total current assets	$45,181	$295,401

As of June 30, 2023, our current assets consisted of $45,181 of cash at December 31, 2022 we had $295,401 of cash.

Current Liabilities

	June 30, 2023	December 31, 2022
Current liabilities:
Accounts payable and accrued expenses	$562,662	$749,395
Accounts payable related party	200,500	709,727
Un-issued shares liability	380	960
Un-issued shares liability related party	5,700	38,400
Convertible notes payable, net of discount	2,000,000	2,165,000
Total current liabilities	2,769,242	3,663,482

At June 30, 2023 we had total liabilities of $3,269,243, which consisted of $763,163 in accounts payable and accrued expenses (of which $200,502 was payable to related parties), $6,080 in un-issued shares (of which $5,700 was payable to related parties and $2,000,000 in two convertible loans. At December 31, 2022 total liabilities were $3,663,482, consisting of $1,459,121 in accounts payable and accrued expenses (of which $709,727 was payable to related parties), $39,360 in un-issued shares (of which $38,400 was payable to related parties) and $2,165,000 in the form of four convertible loans net of discount.

Net Working Capital and Accumulated Deficit

	June 30, 2023	December 31, 2022
Net working capital	$(2,724,061)	$(3,368,081)

Accumulated deficit	$(13,413,901)	$(11,217,600)

At June 30, 2023, the net working capital was negative $2,724,061 and the accumulated deficit of $13,413,901. Comparatively, on December 31, 2022, we had net working capital of negative $3,368,081 and an accumulated deficit of $11,217,600. We believe that we must raise an additional $3,700,000 to be able to continue our business operations for the next 15 months.

Upcoming Financing Activities

On March 13, 2023 the Company filed a Form D with the SEC, wherein we show the intention to make a capital raise in the order of $5.0 million during the second half of 2023.

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

Item 3 is not applicable to us because we are an emerging growth company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at June 30, 2023, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2023 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as an emerging growth company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 6 months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2023 the Company issued 78,125 shares of Common Stock against $25,000, or $0.32/share

On May 15, 2023 the Company issued 114,286 shares of Common Stock against $40,000, or $0.32/share

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. *

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer). **

100	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended June 30, 2023 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text. *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: July 31, 2023	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

