Form 10-Q
period 2023-09-30
BIOXYTRAN, INC
filed 2023-11-03
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 1, 2023
Common Stock, $0.001 par value per share	144,642,333 shares

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., September 30, 2023

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$80,273	$295,401
Total current assets	80,273	295,401

Intangibles, net	108,770	75,535

Total assets	$189,043	$370,936

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$352,572	$749,395
Accounts payable, related party	—	709,727
Un-issued shares liability	10,386	960
Un-issued shares liability, related party	45,000	38,400
Loan from related party	25,000	—
Convertible notes payable, net of premium and discount	1,900,000	2,165,000
Total current liabilities	2,332,958	3,663,482

Total liabilities	2,332,958	3,663,482

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 144,355,355 issued and outstanding as at September 30, 2023 and 123,252,235 as at December 31, 2022	144,355	123,252
Additional paid-in capital	12,821,885	8,392,430
Non-controlling interest	(659,063)	(590,628)
Accumulated deficit	(14,451,092)	(11,217,600)
Total stockholders’ deficit	(2,143,915)	(3,292,546)

Total liabilities and stockholders’ deficit	$189,043	$370,936

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expenses:
Research and development	$316,129	$475,872	$604,771	$759,138
General and administrative	530,777	(563,604)	2,031,347	440,336
Compensation expense	138,558	73,507	157,268	142,630
Total net operating expenses	985,464	(14,225)	2,793,386	1,342,104

Net loss from operations	(985,464)	14,225	(2,793,386)	(1,342,104)

Other expenses:
Interest expense	(48,701)	(44,281)	(155,399)	(150,796)
Amortization of IP	(1,803)	(911)	(4,505)	(2,733)
Debt discount amortization and issuance of warrants	—	(172,182)	(348,637)	(304,941)
Total other expenses	(50,504)	(217,374)	(508,541)	(458,470)

Net loss before provision for income taxes	(1,035,968)	(203,149)	(3,301,927)	(1,800,574)

Provision for income taxes	—	—	—	—
NET LOSS	(1,035,968)	(203,149)	(3,301,927)	(1,800,574)

Net loss attributable to the non-controlling interest	34,777	79,507	68,435	142,314

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(1,001,191)	$(123,642)	$(3,233,492)	$(1,658,260)

Loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	136,443,056	116,393,899	129,441,332	112,712,305

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Equity
January 1, 2022	110,840,998	$110,841	—	—	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)
Issuance of Warrants					42,250				42,250
Net loss attributable to the non-controlling interest								(51,116)	(51,116)
Net loss							(912,270)		(912,270)
March 31, 2022	110,840,998	$110,841	—	—	$5,924,126	$—	$(9,665,938)	$(448,372)	$(4,079,343)

Cancellation of Stock Options – 2021 Plan					(47,267)				(47,267)
Net loss attributable to the non-controlling interest								(11,691)	(11,691)
Net loss							(622,349)		(622,349)
June 30, 2022	110,840,998	$110,841	—	—	$5,876,859	$—	$(10,288,287)	$(460,063)	$(4,760,650)

Correction for Stock Options – 2021 Plan					47,267				47,267
Forfeiture of Warrants					(6,763)				(6,763)
Issuance stock-plan BoD	200,000	200			45,430				45,630
Issuance stock-plan Consultants	352,000	352			59,748				60,100
Issuance of warrants					148,085				148,085
Sales of Shares	1,400,000	1,400			598,600				600,000
Conversion of warrants	4,139,503	4,140			(4,140)				—
Conversion of Loan and accrued interest	6,081,484	6,081			1,514,290				1,520,371
Net loss attributable to the non-controlling interest								(79,507)	(79,507)
Net loss							(123,642)		(123,642)
September 30, 2022	123,013,985	$123,014	—	—	$8,279,376	—	$(10,411,929)	$(539,570)	$(2,549,109)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Equity
January 1, 2023	123,252,235	$123,252	—	—	$8,392,430	$—	$(11,217,600)	$(590,628)	$(3,292,546)
Stock transactions	250,000	250			79,750				80,000
Stock subscription					(30,000)				(30,000)
Net loss attributable to the non-controlling interest								(32,894)	(32,894)
Net loss							(785,083)		(785,083)
March 31, 2023	123,502,235	$123,502	—	—	$8,442,180	$—	$(12,002,683)	$(623,522)	$(4,060,523)

Stock transactions	192,411	192			64,808				65,000
Shares issued to BoD & Mgmnt - 2021 Plan	110,000	110			50,090				50,200
Shares issued to Consultants - 2021 Plan	4,000	4			1,786				1,790
Shares issued to BoD & Mgmnt for conversion of debt	6,763,562	6,764			2,157,576				2,164,340
Shares issued to Consultants for conversion of debt	137,656	138			43,912				44,050
Conversion of debt	1,325,430	1,325			170,981				172,306
Issuance of Warrants					348,637				348,637
Net loss attributable to the non-controlling interest								(764)	(764)
Net loss							(1,411,218)		(1,411,218)
June 30, 2023	132,035,294	$132,035	—	$—	$11,279,970	$—	$(13,413,901)	$(624,286)	$(2,626,182)

Stock transactions	3,188,459	3,188			387,173				390,361
Shares issued to BoD & Mgmnt - 2021 Plan	120,000	120			17,820				17,940
Shares issued to Consultants - 2021 Plan	477,000	477			70,835				71,312
Shares issued to BoD & Mgmnt for conversion of debt	5,824,741	5,825			780,515				786,340
Shares issued to Consultants for conversion of debt	1,600,000	1,600			142,400				144,000
Conversion of debt	1,109,861	1,110			143,172				144,282
Net loss attributable to the non-controlling interest								(34,777)	(34,777)
Net loss							(1,001,191)		(1,001,191)
September 30, 2023	144,355,355	$144,355	—	—	$12,821,885	—	$(14,451,092)	$(659,063)	$(2,143,915)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Nine months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,301,927)	$(1,800,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	348,637	304,941
Amortization of IP	4,505	2,733
Stock-based compensation	157,268	142,630
Interest paid with note conversion	51,588	53,371
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(208,773)	(282,805)
Accounts payable, related party	2,265,953	(69,273)
Net cash used in operating activities	(682,749)	(1,648,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(37,740)	(30,151)
Net cash used in investing activities	(37,740)	(30,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary stock transactions	—	600,000
Proceeds from stock sales	505,361	—
Proceeds from issuance of convertible notes payable	—	1,380,960
Net cash provided by financing activities	505,361	1,980,960

Net increase in cash	(215,128)	301,832
Cash, beginning of period	295,401	72,358
Cash, end of period	$80,273	$374,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$52,425	$69,900
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	348,637	190,335
Forfeiture of warrants	—	(6,763)
Debt discount on convertible note	—	121,369
Common shares issued for the conversion of notes payable (principal and accrued interest)	316,588	1,520,371
Common shares issued for the exercise of warrants	$—	$68,910

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

Pharmalectin was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin, Inc. There are currently 19,650,000 issued and outstanding shares; 15,000,000 Common shares are held by Bioxytran and 4,650,000 Common shares are held by NDPD Parma, Inc (the “affiliate”). An additional 4,500,000 options are also held by the affiliate. The option agreement includes provisions for dilutive issuance and cash-less exercise. The beneficial ownership of the affiliate are Mike Sheikh, Ola Soderquist and David Platt.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements.

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2022 audited financial statements and notes.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation, its majority owned subsidiary, Pharmalectin, Inc. of Delaware, as well as its wholly owned subsidiaries, Pharmalectin (BVI), Inc of British Virgin Islands and Pharmalectin India Pvt Ltd. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

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

At September 30, 2023, we would, based on the market price of $0.17/share, be obligated to issue approximately 16,045,900 shares of Common Stock upon conversion of currently outstanding convertible notes and 2,422,144 shares upon exercise of outstanding warrants and 380,000 shares upon exercise of outstanding options. For these Promissory notes, the shares total value is based on $1,900,000 of currently outstanding principal, and $185,967 in unpaid interest.

All of our currently outstanding notes have an interest rate of 6% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) 85% of the closing price of any Qualified Financing, which consist of any fundraising whereby the Company receives gross proceeds of not less than $500,000. The notes contain a conversion limitation which prevents the holder(s) of the notes from converting if doing so would result in the holder beneficially owning more than 4.99% of our issued an outstanding Common Stock.

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

For the nine months ended September 30, 2023 the Company incurred $604,771 in research and development expenses, while during the nine months ended September 30, 2022 the Company incurred $759,138.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at September 30, 2023, the Company had cash of $80,273 and a negative working capital of $2,252,685. The Company has not yet generated any revenues from operations and has incurred cumulative net losses of $14,451,092. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2023, the Company raised a net of $505,361 in cash proceeds from the issuance of Common Stock. During the same period in 2022, the Company raised a net of $1,380,960 in cash proceeds from the issuance of convertible notes and $600,000 from the issuance of Common Stock of the Subsidiary. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of December 2023 and is pursuing alternative opportunities to funding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company hold License Agreements (the “License/s” or “Agreement/s”) for a medical device (license obtained in 2019) and a compound (license obtained in 2021), with two affiliated companies where in the officers of the Company hold a majority interest. The products were developed prior to the establishment of Bioxytran. The yearly maintenance fee for each license amount to $5,000. During the nine months ended September 30, 2023 the affiliates were paid $5,000 each. During the same period in 2022, there was $25,720 in transactions with affiliates as the Company also reimbursed the affiliates for the legal and administrative costs surrounding the establishment of the Licenses.

In the three months leading up to the financial close, the affiliate has advanced $25,000 on behalf of the Company to pay necessary invoices from service providers, due to lack of funds.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2023, or 2022.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Life (years)	September 30, 2023	December 31, 2022
Capitalized patent costs	20	$116,919	$79,179
Accumulated amortization		(8,149)	(3,644)

Intangible assets, net		$108,770	$75,535

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On September 30, 2023, there was $25,000 in a non-interest loan from a related party, in addition to $45,000 in unissued shares owed to related parties. On December 31, 2022 there was $709,727 in accounts payable to related parties and $38,400 in unissued shares owed to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at September 30, 2023 and at December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts payable related party (1)	$—	$709,727
Professional fees	162,000	393,085
Interest	185,967	134,581
Payroll taxes	—	40,182
Pension/401K	—	180,557
Other	4,605	990
Un-issued share liability, related party (2)	45,000	38,400
Un-issued share liability, consultant	10,386	960
Loan from related party	25,000	—
Convertible note payable	1,900,000	2,165,000
Total	$2,332,958	$3,663,482

(1)	At September 30, 2023 there were no accounts payables due to related parties. At December 31, 2022 there was $286,900 owed to the CEO, $269,400 to the CFO and $153,427 and the CCO in salary and expenses.
(2)	At September 30, 2023 the Company has not yet issued 233,163 shares to four Board Members in reward of their attendance at Board and Committee meetings during the third quarter of 2023. The total fair market value at the time of the award was $45,000, or $0.193/share.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Private Placement, 2021 Notes

Around April 29, 2021, we entered into four (4) Securities Purchase Agreements (the “2021 SPA’s”), under which we agreed to sell convertible promissory notes (the “2021 Notes”), in an aggregate principal amount of $1,165,000 with 6% interest, whereof $1,000,000 were contributed in form of cancellation of third-party notes.

At any time after the issue date of the 2021 Notes, the Holders of the 2021 Notes, (the “2021 Holders”), have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 2021 Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $0.13 per share or (ii) 85% of the closing price of Any Qualified Financing, which consists of any fundraising whereby the Company receives gross proceeds of not less than $500,000.

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

The maturity on one note was negotiated to August 31, 2023, while the maturity of the three remaining notes were negotiated to April 30, 2024, and an increase of the interest rate to 10%. The principal and interest for two of these latter notes were extinguished and one partially converted into 2,435,291 shares of Common Stock on May 17, on June 26 and on August 30, 2023 for a total value of $316,588.

Name	Principal Converted	Accrued interest converted	No. of shares issued
Private Placement, 2021 Notes issued to Officers (1)	$265,000	$51,588	2,435,291

Convertible notes payable and interest payable consist of the following at September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Principal balance (1), (2)	$1,900,000	$2,165,000
Interest Payable	185,967	134,581
Outstanding, net of debt discount and premium	$2,085,967	$2,299,581

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC). $265,000 of the outstanding principal was converted into shares of Common Stock on May 17, June 26 and on August 30, 2023.
(2)	$2 million of principal, accrued interest and default penalties for notes issued prior to 2021, where settled by a third party in exchange for us issuing to them a note in the amount of $1 million.

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

Preferred stock

As of September 30, 2023 and at December 31, 2022, no Preferred shares have been designated or issued.

Common Stock

On August 15, 2022 1,400,000 shares of Common Stock were sold in a private placement for an amount of $600,000, or $0.43/share.

On August 31, 2022, 6,081,484 shares of Common Stock were issued against convertible notes with a principal of $1,467,000 and an accrued interest of $53,371, or $0.25/share.

On September 8, 2022, 4,139,503 shares of Common Stock were issued in exchange against four outstanding warrants including provisions for dilutive issuance and cashless exercise.

For the nine months ending September 30, 2022, 552,000 shares of Common Stock were issued under the 2021 Stock Plans for a total value of $105,730.

On January 4, 2023 the Company issued 93,750 shares of Common Stock against $30,000, or $0.32/share, shown as stock subscription in the December 31, 2022 stockholders’ equity statement.

On February 10, 2023 the Company issued 156,250 shares of Common Stock against $50,000, or $0.32/share.

On April 14, 2023 the Company issued 137,656 shares of Common Stock were against third-party supplier invoices amounting to $44,050, or $0.32/share.

On April 14, 2023 the Company issued 6,763,562 shares of Common Stock to offset the affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $2,164,340., or $0.32/share.

On April 18, 2023 the Company issued 78,125 shares of Common Stock against $25,000, or $0.32/share.

On May 15, 2023 the Company issued 114,286 shares of Common Stock against $40,000, or $0.32/share.

On May 17, 2023 the Company issued 522,138 shares of Common Stock in a conversion of a note for a value of $67,878 in principal and interest, or $0.13/share.

On June 26, 2023 the Company issued 803,292 shares of Common Stock in a conversion of a note for a value of $104,428 in principal and interest, or $0.13/share.

On July 26, 2023 the Company issued 500,000 shares of Common Stock against $100,000, or $0.20/share.

On August 21, 2023, 1,612,903 shares of Common Stock were sold on an S-1 for the amount of $145,161, or $0.09/share.

On August 21, 2023, 1,600,000 shares of Common Stock were exchanged for invoices in the amount of $145,000, or $0.09/share.

On August 25, 2023, 505,186 shares of Common Stock were sold in a private placement for the amount of $68,200, or $0.135/share.

On August 30, 2023 the Company issued 1,109,861 shares of Common Stock in a conversion of a note for a value of $144,282 in principal and interest, or $0.13/share.

On September 14, 2023, 5,824,741 shares of Common Stock were exchanged by the Company’s officers for invoices and salary past due in the amount of $786,340, or $0.135/share.

On September 19, 2023, the Company issued 200,000 shares of Common Stock against $27,000, or $0.135/share.

On September 19, 2023, the Company issued 370,370 shares of Common Stock against $50,000, or $0.135/share.

For the nine months ended September 30, 2023, a net of 711,000 shares of Common Stock were awarded under the 2021 Stock Plan for a total value of $141,796, or at an average cost of $0.20 per share.

As at September 30, 2023, the Company has 144,355,355 shares of Common Stock issued and outstanding, at December 31, 2022 the Company had 123,252,235 shares of Common Stock issued and outstanding.

Common Stock Warrants

For the nine months ended September 30, 2023 the Company issued 800,000 5-year warrants exercisable at $0.20/share, in connection with the refinancing of the 2021 Notes, valued at $0.436, based on Black and Scholes Option Pricing Model, for a total value of $348,637. For the nine months ended September 30, 2022, the Company issued 264,060 5-year warrants exercisable at $0.25/share, valued at $0.16, based on Black and Scholes Option Pricing Model, for a total value of $42,250.

The fair value of stock warrants granted for the 9 months ended September 30, 2023 was calculated with the following assumptions:

	September 30, 2023	September 30, 2022
Risk-free interest rate	3.97%	1.53%
Expected dividend yield	0%	0%
Volatility factor (monthly)	147.58%	169.27%
Expected life of warrant	5 years	5 years

The following table summarizes the Company’s common stock warrant activity for the 9 months ended September 30, 2023 and 2022:

	Number of Warrants*	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2022	272,000	$2.00	2.9
Granted	264,030	0.26	5.0
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at September 30, 2022	536,030	1.14	3.5

Outstanding as at January 1, 2023	542,030	$0.42	4.1
Granted	800,000	0.20	5.0
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at September 30, 2023	1,342,030	$0.29	4.1

*	The warrant agreements issued in 2019 for a total of 50,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at September 30, 2023 the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.09, or 873,704 shares in a cash-less exercise. In order to mitigate the Company’s risk an administrative hold has been placed on one shareholder’s stock in the event of future exercise.

The following table summarizes information about stock warrants that are vested or expected to vest at September 30, 2023:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
800,000	$0.20	4.6	$—	800,000	$0.20	4.6	$—
492,030	0.26	3.5	—	492,030	0.26	3.5	—
50,000	2.00	1.1	—	50,000	2.00	1.1	—
1,342,030	$0.29	4.1	$—	1,342,030	$0.29	4.1	$—

The following table sets forth the status of the Company’s non-vested warrants as at September 30, 2023 and 2022:

	Number of Warrants	Weighted-Average Grant-Date Fair Value
Non-vested as at January 1, 2022	—	—
Granted	264,030	0.25
Forfeited	—	—
Vested	—	—
Non-vested as at September 30, 2022	—	$—

Non-vested as at January 1, 2023	—	$—
Granted	800,000	0.20
Forfeited	—	—
Vested	—	—
Non-vested as at September 30, 2023	—	$—

Sales of Shares in Subsidiary

For the nine months ended September 30, 2023 there were no shares sold in the Company’s Subsidiary, Pharmalectin, Inc.. For the nine months ended September 30, 2022 there were 1,800,000 shares of Common Stock sold in the Company’s Subsidiary, Pharmalectin, Inc. for a total of $600,000.

NOTE 9 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 19, 2021, the Board of Directors adopted the “2021 Stock Plan” (the “2021 Plan”) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights in an amount up to 15% of the number of issued and outstanding shares of the Company’s Common Stock, automatically adjusted on January 1 each year. Under the terms of the 2021 Stock Plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards may be directly issued under the Plan (without any intervening options). Stock Awards may be issued which are fully and immediately vested upon issuance. As at September 30, 2023, 90,000 options and 5,001,709 shares have been awarded from the 2021 Plan.

Shares Awarded and Issued under the 2021 Plan:

On January 10, 2022, the Company granted 40,000 shares of Common Stock to four Board Members in reward of their attendance at Board and Committee meetings during the fourth quarter of 2021. The total fair market value at the time of the award was $6,400, or $0.16/share. The shares were issued on August 1, 2022

On February 18, 2022, the Company granted 100,000 shares of Common Stock to two Consultants in reward of their assistance for the product development and our clinical trials in India. The total fair market value at the time of the award was $16,000, or $0.16/share. The shares were issued on August 1, 2022

On April 1, 2022, the Company granted 10,000 shares to a Medical Advisory Board Member for her contribution to the Company during the first quarter of 2022. The total fair market value at the time of the award was $1,730, or $0.173/share. The shares were issued on August 1, 2022

On April 1, 2022, the Company granted 70,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the first quarter of 2022. The total fair market value at the time of the award was $12,110, or $0.173/share. The shares were issued on August 1, 2022.

On April 11, 2022, the Company granted 250,000 shares to three Consultants for the management of our clinical trials in India. The total fair market value at the time of the award was $43,250, or $0.173/share. The shares were issued on August 1, 2022.

On August 1, 2022, the Company issued 82,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the second quarter of 2022. The total fair market value at the time of the award was $26,240, or $0.32/share.

On April 19, 2023, the Company issued 110,000 shares, with an average fair market value of $0.46/share at the time of award, to four members of the Board of Directors as compensation for their participations of Board and Committee meetings in the fourth quarter of 2022 and in the first quarter of 2023, for a total of $50,200.

On April 19, 2023, the Company granted 4,000 shares with an average fair market value of $0.45/share to a Scientific Advisory Board Member for his contribution in the fourth quarter of 2022 and in the first quarter of 2023, for a total of $1,790.

On August 4, 2023, the Company issued 120,000 shares, with an average fair market value of $0.15/share at the time of award, to three members of the Board of Directors as compensation for their participations of Board and Committee meetings in the second quarter of 2023, for a total of $17,940.

On August 4, 2023, the Company granted 477,000 shares with an average fair market value of $0.15/share to a Scientific Advisory Board Members and consultants for their contribution in the second quarter of 2022 and in the first quarter of 2023, for a total of $71,312.

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2022	3,656,709	$0.001	$0.00
Shares Issued	552,000	0.16 – 0.32	0.22
Shares Issued as of September 30, 2022	4,208,709	$0.001 – 0.32	$0.00

Shares Issued as of January 1, 2023	4,290,709	$0.001 – 0.41	$0.00
Shares Issued	711,000	0.15 – 0.48	0.20
Shares Issued as of September 30, 2023	5,001,709	$0.001 – 0.48	$0.01

For the nine months ended September 30, 2023, the Company recorded stock-based compensation expense of $157,268 in connection with the issuance of 711,000 Common share-based payment awards. For the nine months ended September 30, 2022, the Company had issued 552,000 shares at a stock-based compensation expense of $142,630.

Stock options granted and vested 2021 Plan:

There were no stock options granted the nine months ended September 30, 2023 and 2022. But, 144,000 stock options was forfeited in the nine months ended September 30, 2023, and 96,000 stock options was forfeited in the nine months ended September 30, 2022.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023, and 2022:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2022	668,000	$0.001 – 1.21	$0.55
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(96,000)	1.09 – 1.21	0.92
Outstanding as of September 30, 2022	572,000	$0.001 – 1.21	$0.45

Outstanding as of January 1, 2023	524,000	$0.001 – 0.95	$0.44
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(144,000)	0.001 – 0.32	0.11
Outstanding as of September 30, 2023	380,000	$0.001 – 0.95	$0.48

The following table summarizes information about stock options that are vested or expected to vest at September 30, 2023:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	0.83	$7,650	45,000	$0.001	0.83	$7,650
0.18	45,000	0.18	0.08	—	45,000	0.18	0.08	—
0.19	45,000	0.19	0.58	—	45,000	0.19	0.58	—
0.20	45,000	0.20	0.34	—	45,000	0.20	0.34	—
0.95	200,000	0.95	0.51	—	200,000	0.95	0.51	—
$0.001–0.95	380,000	$0.48	0.57	$7,650	380,000	$0.48	0.57	$7,650

The weighted-average remaining estimated life for options exercisable at September 30, 2023 is 0.48 years.

The aggregate intrinsic value for fully vested, exercisable options was $7,650 at September 30, 2023. The actual tax benefit realized from stock option exercises for the nine months ended at September 30, 2023 and 2022 was $0 as no options were exercised.

As at September 30, 2023 the Company has 20,875,870 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – NON-CONTROLLING INTEREST

	September 30, 2023	December 31, 2022
Net loss Subsidiary	$(289,191)	$(817,151)
Net loss attributable to the non-controlling interest	68,435	193,372
Net loss affecting Bioxytran	(220,756)	(623,780)

Accumulated losses	(3,861,549)	(3,594,287)
Accumulated losses attributable to the non-controlling interest	820,013	751,578
Accumulated losses Bioxytran	(3,041,536)	(2,842,709)

Net equity non-controlling interest	$(659,063)	$(590,628)

As at September 30, 2023 and at December 31, 2022 there are 19,650,000 issued and outstanding shares of Common Stock; 15,000,000 Common shares are held by Bioxytran and 4,650,000 Common shares are held by the affiliate. An additional 4,500,000 options are also held by the affiliate. The option agreement includes a provision for dilutive issuance and cash-less exercise.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2023 through the date the financial statements were issued. and did not, other than what is disclosed in the below, identify any further subsequent events requiring disclosure.

Shares awarded under the 2021 Stock Plan:

On October 27, 2023, the Company granted 53,815 shares to three Scientific Advisory Board Members for their contribution to the Company during the third quarter of 2023. The total fair market value at the time of the award was $10,386, or $0.193/share.

On October 27, 2023, the Company granted 233,163 shares to four Board Members in reward of their contribution and their attendance at Board and Committee meetings during the third quarter of 2023. The total fair market value at the time of the award was $45,000, or $0.193/share.

Stock options forfeited under the 2021 Stock Plan:

On October 30, 2023, 45,000 options were forfeited by expiration and returned to the 2021 stock plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2022, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2023. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

ProLectin-M’s clinical trial data shows non-toxicity and efficacy for treatment of mild to moderate COVID-19. The results of the trial are described in our three peer-reviewed articles Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial, published in Journal of Vaccines & Vaccination on December 30, 2020, Carbohydrate ProLectin-M, a Galectin-3 Antagonist, Blocks SARS-CoV-2 Activity published in the International Journal of Health Sciences on July 31, 2022 and PLG-007 and Its Active Component Galactomannan-α Competitively Inhibit Enzymes That Hydrolyze Glucose Polymers published in the International Journal of Molecular Science on July 13, 2022.

Results from our latest Phase 2 trial on COVID-19 patients conducted at ESIS Medical College and Hospital, Sanath Nagar, Hyderabad, India were published in in the peer-reviewed journal Virus: An Oral Galectin Antagonist in COVID-19—A Phase II Randomized Controlled Trial on February 23, 2023, show positive results of its randomized, placebo-controlled Phase 2 clinical trial in thirty-four (34) patients with mild-to-moderate COVID-19. During the seven (7) days of treatment, an orally administered Galectin Antagonist in the form of a chewable tablet was administered eight (8) times per day on an hourly basis. The endpoint was a statistically significant reduction in viral load measured by the number of patients reaching a below threshold PCR value (Ct value ≥ 29) by day 7. The trial met its endpoint with a one hundred percent (100%) response rate by day 7 versus six percent (6%) in placebo, which was statistically significant (p-value = .001). Our analysis also revealed an 82% response rate by day 3, which was statistically significant (p-value = .001). There were no drug-related serious adverse events (SAE’s) in the patient population or viral rebounds by day fourteen (14) in the patient population.

On April 19, 2023, the Company announced that its long awaited Acellular Oxygen Carrier (“AOC”) BXT-25 had been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats as funding permits.

On August 31, 2023 the Company published a pre-print of a future article named: Evaluation of Complex Carbohydrates Showing Broad-Spectrum Antiviral Activity against SARS-CoV-2, Influenza-a (H1N1) and Human Respiratory Syncytial Virus (hRSV) Strain A2 in ‘In Vitro’ Setting. With a conclusion that both ProLectin-I and ProLectin-M have been reported to exhibit broad-spectrum antiviral activity in ‘in-vitro’ setting. ProLectin-M reducing influenza-A virus by 95% and hRSC strain A2 by 65%. To better understand broad spectrum antiviral activity of ProLectin-I and ProLectin-M, further pre-clinical research is warranted.

On August 21, 2023, the US Food and Drug Administration (“FDA”) approved the Company’s IND #153742, filed under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19”. The trial is expected to start early 2024, provided we obtain adequate funding.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The Company is currently recruiting patients for the trial and initial dosage of patients is planned to start on, or around, October 1, 2023.

On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis resulting from an earlier Covid infection”.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As described in Note 6 of the financial statements, the Company has currently two (2) convertible loans outstanding at a total face value of $1,900,000. As shown in the accompanying unaudited condensed consolidated financial statements, the Company had an accumulated deficit of $14,451,092 as at September 30, 2023. The accumulated deficit as at December 31, 2022 was $11,217,600.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products as of the fourth quarter of 2021 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the Company’s anti-viral therapeutic ProLectin. Additionally, during the first half of 2023, the Company successfully developed a GLP facility and initiated preliminary animal testing of our hypoxia platform technology: Acellular Oxygen Carrier (“AOC”), with an expected start date in early 2024 for pre-clinical testing and studies.

Research and Development

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Research and development:
Process development	$150,000	$—	$275,439	$—
Product development	—	23,857	19,938	123,580
Regulatory	35,129	76,222	94,643	223,506
Clinical trials	145,000	353,650	206,750	387,500
Project management	(14,000)	21,000	8,000	23,410
Total research and development	$316,129	$474,729	$604,771	$757,995

During the three months ended September 30, 2023, the Company recorded $316,129 in R&D expenses. During the three months ended September 30, 2023, the Company recorded $474,729 in R&D expenses. During the nine months ended September 30, 2023, the Company recorded $604,771 in R&D expenses. During the nine months ended September 30, 2023, the Company recorded $757,995 in R&D expenses. During the nine months ending in September, 2023, $264,393 was invested in, ProLectin, while 340,377 was invested in the AOC. All prior development was focused on ProLectin, only.

General and Administrative

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
General and administrative expenses:
Payroll and related expenses	$375,459	$(724,818)	$1,128,130	$9,792
Costs for legal, accounting and other professional services	17,455	56,863	137,626	87,683
Promotional expenses	66,500	53,000	595,449	201,700
Miscellaneous expenses	71,362	51,351	170,142	143,448
Total general and administrative	$530,777	$(563,604)	$2,031,347	$442,623

Payroll and related expenses for the three months ended September 30, 2022 were $375,459 for the 3 months ended September 30, 2023 and $1,128,130 for the nine months ended September 30, 2023. The amount was negative $724,818 for the three months ended September 30, 2022 while the nine months ended up in $9,792, as the company management forfeited their accrued salary.

The Costs for legal, accounting and other professional services for the three and nine months ended September 30, 2023 were $17,455 and $137,626 respectively, as compared to $56,863 and $87,683 for the three and nine months ended September 30, 2022. The increased costs are for contracted investments services for an amount of $50,000 in the second quarter of 2023.

Promotional expenses for the three and nine months ended September 30, 2023 were $66,500 and $595,449 respectively, as compared to $53,000 and $201,700 for the three and nine months ended September 30, 2022. The increase costs stock promotion incurred by the Company’s return to being listed on OTCQB. The Company has currently a non-reimbursable advance paid Public Relations Agreement running through July 31, 2024.

Miscellaneous G&A expenses during the three and nine months ended September 30, 2023 was $71,362 and $170,142, respectively. During the three and nine months ended September 30, 2022 was $51,351 and $143,448.

Stock-based Compensation

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Compensation expense to BoD and Management	$52,940	$25,600	$74,740	$82,740
Compensation expense to consultants	85,618	47,907	82,528	59,890
Total compensation expense	$138,558	$73,507	$157,268	$142,630

Stock-based compensation amounted to $138,558 for the three months ended September, 2023. The stock-based compensation for the three months ended September 30, 2022 was $73,507. Stock-based compensation amounted to $157,268 for the nine months ended September, 2023. Stock-based compensation amounted to $142,630 for the nine months ended September, 2022.

Other expenses

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Other (expenses):
Interest expense	$48,701	$44,281	$155,399	$150,796
Debt discount amortization	—	30,860	—	121,369
Amortization of warrants	—	141,322	348,637	304,941
Amortization of IP	1,803	911	4,505	2,733
Total other income (expenses)	$50,504	$217,374	$508,541	$458,470

During the three months ended September 30, 2023, the Company recorded $48,701 in interest expense, $1,803 was amortized from the Company’s IP. During the three months ended September 30, 2022, the Company recorded $30,860 in amortization of debt discount while the interest expense was $44,281, $911 was amortized from the Company’s IP while the amortization of warrants amounted to 141,322.

During the nine months ended September 30, 2023, the Company amortized $4,505 from the Company’s IP and $348,637 in amortization of warrants, as compared to, $2,733 in IP amortization and $304,941 of warrant amortization of for the nine months ended September 30, 2022. The interest for the nine months ended September 30, 2023 for the convertible notes amounted to $155,399, as compared to $150,796 for the nine months ended September 30, 2022, were also $121,369 was recorded as amortization of debt discount for this latter period.

Non-Controlling Interest

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss attributable to the non-controlling interest	$34,777	$79,506	$68,435	$142,314

For the three months ended September 30, 2023 and 2022 there was a non-controlling interest attribution of $34,777 and 79,506 respectively. For the nine months ended September 30, 2023 and 2022 there was a non-controlling interest attribution of $68,435 and $142,314 respectively. The significant difference is directly related to the Company’s R&D activities due to lack of capital.

	# of shares	# of options *	September 30, 2023	December 31, 2022
Minority owners cash investment	4,650,000		$160,035	$160,035
Bioxytran invested equity	15,000,000		1,500	1,500
Issued stock options @ $0.33		4,500,000	450	450
Total outstanding	19,650,000	4,500,000	$162,435	$162,435

As at September 30, 2023 and at December 31, 2022 there are 19,650,000 issued and outstanding shares; 15,000,000 shares (76%) of Common Stock are held by Bioxytran and 4,650,000 shares of Common Stock are held by the affiliate. Further, an additional 4,500,000 options to purchase shares of Common Stock exercisable at $0.33 are held by the affiliate.

* The option agreement is held by the affiliate and includes a provision for dilutive issuance and cash-less exercise. If exercised at September 30, 2023 the provisions would result in an issuance of 16,782,316 shares at an average conversion-price of $0.0885. The beneficial ownership of the affiliate includes the Company’s management. If external ownership would exceed 49% of the Subsidiary, the remaining options can be converted into shares in Bioxytran (BIXT) at a fixed conversion rate of 1.18864 shares per option share.

Net Loss

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net loss attributable to Bioxytran	$(1,000,795)	$(75,233)	$(3,233,096)	$(1,706,671)

Loss per Common share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of Common shares outstanding, basic	136,443,056	116,393,899	129,441,332	112,712,305

The Company generated a net loss for the three months ended September 30, 2023 of $1,000,795. In comparison, for the three months ended September 30, 2022, the Company generated a net loss of $75,233. The Company generated a net loss for the nine months ended September 30, 2023 of $3,233,096. In comparison, for the nine months ended September 30, 2022, the Company generated a net loss of $1,706,671. The significant difference is directly related to the management’s forfeiture of their accrued salary in the third quarter of 2022.

CASH-FLOWS

	Nine months ended
	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(682,749)	$(1,648,977)

Net cash used in investing activities	(37,740)	(30,151)

Net cash provided by financing activities	505,361	1,980,960

Net increase (decrease) in cash	$(215,128)	$301,832
Cash, beginning of period	295,401	72,358
Cash, end of period	80,273	374,190

Net cash used in operating activities was $682,749 and $1,648,977 for the nine months ended September 30, 2023 and 2022, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.

In the nine months ended September 30, 2023 the Company is in the process of filing a patent, and $37,740 was spent in legal fees. In the nine months ended September 30, 2022 the amount was $30,151.

During the nine months ending September 30, 2023, the Company had raised $505,361 through issuance of common shares. In the period ended September 30,2022 the company entered agreements for thirty-eight (38) convertible notes at 6% interest, with net cash proceeds of $1,380,460 as well as a cash investment in the Company’s subsidiary of $600,000. The convertible notes have, since then, been converted to Common Stock.

The available cash was $80,273 and $374,190 in the end of the Nine months ended September 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

	September 30, 2023	December 31, 2022
Current assets:
Cash	$72,358	$295,401
Total current assets	$72,358	$295,401

As of September 30, 2023, our current assets consisted of $72,358 of cash at December 31, 2022 we had $295,401 of cash.

Current Liabilities

	September 30, 2023	December 31, 2022
Current liabilities:
Accounts payable and accrued expenses	$352,572	$749,395
Accounts payable related party	—	709,727
Un-issued shares liability	10,386	960
Un-issued shares liability related party	45,000	38,400
Loan from related party	25,000	—
Convertible notes payable, net of discount	1,900,000	2,165,000
Total current liabilities	2,332,958	3,663,482

At September 30, 2023 we had total liabilities of $2,332,958, which consisted of $352,572 in accounts payable and accrued expenses (of which none was payable to related parties), $55,386 in un-issued shares (of which $45,000 was payable to related parties) and $1,900,000 in two remaining convertible loans, there is also a none-interest loan from a related party. At December 31, 2022 total liabilities were $3,663,482, consisting of $1,459,121 in accounts payable and accrued expenses (of which $709,727 was payable to related parties), $39,360 in un-issued shares (of which $38,400 was payable to related parties) and $2,165,000 in the form of four convertible loans net of discount.

Net Working Capital and Accumulated Deficit

	September 30, 2023	December 31, 2022
Net working capital	$(2,252,685)	$(3,368,081)

Accumulated deficit	$(14,451,092)	$(11,217,600)

At September 30, 2023, the net working capital was negative $2,252,685 and the accumulated deficit of $14,451,092. Comparatively, on December 31, 2022, we had net working capital of negative $3,368,081 and an accumulated deficit of $11,217,600. We believe that we must raise an additional $3,700,000 to be able to continue our business operations for the next 15 months.

Upcoming Financing Activities

On September 19, 2023 the Company filed a Form S-1, declared effective by the SEC on September 29, 2023, wherein the Company has an option, but not an obligation, to sell up to 11 million shares of Common Stock, for an amount of $1,683,000. The Company is also pursuing other alternative sources of investment. The Company filed a Form D with the SEC on March 13, 2023, disclosing our intention to raise up to $5.0 million in debt or equity.

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

Contractual Obligations

	September 30, 2023	December 31, 2022

Interest on notes payable	$185,967	$134,581
Convertible notes payable	1,900,000	2,165,000
Total	$2,085,967	$2,299,581

As at September 30, 2023, our contractual obligations include two convertible notes, for a total of $1,900,000 and of accrued interest for these notes mounting to $185,967, as at December 31, 2022 there were four convertible notes, for a total of $2,165,000 and of accrued interest for these notes mounting to $134,581. Both notes are Rule 144 eligible. The maturity date for a note of $1,000,000 is December 31, 2023, while the remaining note of $900,000 has a maturity date of April 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive Officer) and Chief Financial Officer (principal financial Officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at September 30, 2023, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as at September 30, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of Common Stock issued by us for the last three years, that were not registered under the Securities Act. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

●	On July 24, 2023, 500,000 shares of Common Stock were sold in a private placement for the amount of $100,000, or $0.20/share.
●	On August 21, 2023, 1,600,000 shares of Common Stock were exchanged for invoices in the amount of $145,000, or $0.09/share.
●	On August 25, 2023, 505,186 shares of Common Stock were sold in a private placement for the amount of $68,200, or $0.135/share.
●	On September 14, 2023, 5,824,741 shares of Common Stock were exchanged by the Company’s officers against invoices and salary past due in the amount of $786,340, or $0.135/share.
●	On September 19, 2023, the Company issued 200,000 shares of Common Stock against $27,000, or $0.135/share.
●	On September 19, 2023, the Company issued 370,370 shares of Common Stock against $50,000, or $0.135/share.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On September 21, 2023 the Subsidiary, Pharmalectin, Inc. was issued an additional international patent #WO2023178228A1 - Lectin-binding carbohydrates for treating viral infections.

Insider Trading Arrangements

None of the Company’s directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c) of Regulation S-K) during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits

Exhibit No.		Title of Document

10.80	*	Form of Option Agreement dated June 4, 2021

31.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

100		The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended September 30, 2023 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: November 2, 2023	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

