Form 10-K
period 2023-12-31
BIOXYTRAN, INC
filed 2024-03-22
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as at the latest practicable date.

Class	Trading Symbol	Name of each exchange on which listed
Common Stock, $0.001 par value per share	BIXT	OTCQB

As at June 30, 2023, the aggregate market value of the registrant’s voting stock held by non-affiliates based upon the per share closing price of $0.19 as reported on the OTCQB Market and the market value of shares owned by non-affiliates was approximately $9,199,691 (based on the assumption, solely for purposes of this computation, that all Directors and Officers of the registrant were affiliates of the registrant).

The number of shares of Common Stock outstanding as at March 22, 2024, was 166,492,529 shares.

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

ii

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Bioxytran, Inc. (“we”, “us”, or the “Company”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues. Hypoxia needs to be addressed quickly, otherwise it results in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer with an intended application that includes the treatment of hypoxic conditions in the brain resulting from stroke. We believe that our approach is novel when applied to hypoxic conditions in humans. Our drug development efforts are guided by specialists who work on co-polymer chemistry and other disciplines. We intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

The Company was organized on June 9, 2008, as a Nevada corporation.

Our subsidiary, Pharmalectin Inc. (“Pharmalectin” or the “Subsidiary”), of which we currently have 51% ownership, is focused on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. Pharmalectin has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin inhibitor. Our lead drug candidate, named ProLectin-Rx, is a complex polysaccharide derived from pectin that binds to, and blocks the activity of, galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

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

Our subsidiary, Pharmalectin (BVI), Inc. (“Pharmalectin (BVI)”) is the owner and custodian of the Company’s Copyrights, Trade Marks and Patents. Pharmalectin (BVI) was organized on March 17, 2021, as a British Virgin Islands (BVI) Business Corporation with its principal place of business in Road Town, BVI.

Our subsidiary, Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is managing the Company’s local clinical research and trials, and holds the local commercialization rights. Pharmalectin India was organized on August 30, 2022, as an Indian Business Corporation with its principal place of business in Hyderabad, Telangana, India.

Company Overview

We are a clinical stage pharmaceutical company founded on June 9, 2008, as America’s Driving Ranges, Inc.. On September 21, 2018, the Company was reorganized into Bioxytran through a reverse merger to focus on the development, manufacturing and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen in tissues. Our initial focus is the treatment of hypoxic conditions in the brain resulting from stroke and through our subsidiary, Pharmalectin in the treatment of viral diseases, notably Covid-19.

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

Hemoglobin and Complex Co-Polymer Science

Oxygen therapeutics describe generally a class of agents that will be administered intravenously to enhance the oxygen delivery capability of blood. These oxygen transporting agents may be perfluorocarbon (PFC) emulsions or modified hemoglobin solutions. Our technology involves the development of hemoglobin-based oxygen carriers. To produce BXT-25, we will take red blood cells (RBCs) from bovine sources, isolate hemoglobin from the RBCs and, by applying our proprietary co-polymer chemistry, stabilize and modify the hemoglobin. Our novel, complex co-polymer molecules can be produced at specific molecular weights and with other pharmaceutical properties for potential treatment of various hypoxic diseases, and in the production of BXT-25.

The BXT-25 co-polymer hemoglobin molecule will be designed to be 5,000 times smaller than an RBC, which we believe will enable that small molecule to reach hypoxic tissue more effectively than RBCs. BXT-25 will be designed to be administered as an injectable IV drug that will circulate in the blood collecting oxygen from the lungs and release the oxygen molecules where tissue has developed ischemia, or lack of oxygen. BXT-25 will be designed to have oxygen affinity that mimics RBCs, minimize adverse effects, and be compatible with all blood types. BXT will be designed to have a shelf life of two years at room temperature.

With regard to compatibility with all blood types, we believe that the differences between a BXT-25 molecule and a red blood cell will not be limited to differences in size. Surfaces of red blood cells include different antigens which determine the blood type as A, B, AB or O. We believe that BXT-25 will be found to be compatible with all blood types because it is a single, modified hemoglobin molecule stabilized with a co-polymer which, unlike a red blood cell, has neither antigens nor an Rh factor.

Certain regulatory issues relating to our use of bovine hemoglobin as a raw material

Our products include the commercially-available raw material, bovine hemoglobin, that has been purified, chemically modified and cross-linked for stability. It is sourced from controlled herds of U.S. cattle raised for beef production. Those herds are subject to and meet the requirements of a herd management program that assures the origin, health, feed and quality of the cattle used as a raw material source. Our suppliers will contract to maintain traceable records on animal origin, health, feed and care as part of our effort to assure the use of known, healthy animals in compliance with applicable laws and regulations.

Bovine whole blood will be collected in individual, pre-sanitized containers. The containers will be shipped to a separation facility. Prior to the collection of blood, the animals undergo live inspection. Then, following blood collection, the animal carcass undergoes U.S. Department of Agriculture (USDA) inspection for use as beef for human consumption. If an animal carcass is retained for further inspection for final disposition by the USDA veterinarian, we reject the corresponding container of whole blood. We have validated and tested the processes described below for removal of potential pathogens in our raw material. Potential pathogens include bacteria, viruses such as those leading to hepatitis and AIDS, and the transmissible spongiform encephalopathies that cause rare neurological disorders such as “mad cow disease” and its human equivalent. The validation of a process means that it has been tested and documented and that it performs adequately. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, the nature of tissue used and manufacturing process. We will comply with, and believe we will exceed, all current guidelines regarding such risks for human pharmaceutical products.

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

Pharmalectin

The Subsidiary was organized on October 5, 2017, as a Delaware corporation under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin. Through the Subsidiary, we are not a party to any long-term agreement with any of our suppliers and, accordingly, we have our products manufactured on a purchase-order basis from one of two primary well-known and established pharmaceutical suppliers that meet FDA requirements. Due to an overwhelming amount of research on galectins, we do not plan on conducting any further research into new molecules. Instead, we intend to apply our knowledge of galectin science and drug development to create new therapies for the treatment of viruses.

Covid-19

We are currently working on an end-to-end solution for mild to severe cases of Covid-19 and treatment for organ damage caused by the virus or by commonly used treatment methods.

●	ProLectin-M, a chewable polysaccharide tablet for mild to moderate cases of Covid-19.
●	ProLectin-I, a polysaccharide IV treatment for more severe cases of Covid-19.
●	ProLectin-F, a polysaccharide IV treatment of lung-fibrosis as a result of the use of ventilators used for treatment of Covid-19.
●	ProLectin-A, a polysaccharide and Hemoglobin IV treatment of ARDS as a result of Covid-19.

Using our issued patents and proprietary technology, coupled with the scientific knowledge and expertise of Dr. David Platt, we intend to develop and manufacture ProLectin-M (oral) for treatment of mild cases and ProLectin-I (intravenous) for treatment of more severe cases of Covid-19. These treatments may also be used for the treatment of other types of viral infections, such as influenza.

A significant problem related to the Covid-19 pandemic is that an increasing number of patients are developing life-threatening complications, such as Acute Respiratory Distress Syndrome, ARDS, shock (i.e., a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. For this purpose, we are developing ProLectin-A that aims to deliver oxygen to damaged organs and, at the same time, fight infection.

The fourth drug in this series, ProLectin-F, is being developed to treat patients developing lung fibrosis as a result of the use of ventilator in Covid-19 treatment. Increasing evidence from experimental and clinical studies suggests that mechanical ventilation, which is necessary for life support in patients with acute respiratory distress syndrome, can cause lung fibrosis, which may significantly contribute to morbidity and mortality. A review of medical records of 22,350 admissions showed that the cost of treating patients who were put on a ventilator was four times higher than for those treated without a ventilator, and also that the death rate of pulmonary fibrosis patients who were put on a hospital ventilator was seven times higher than those treated without a ventilator.

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

Management

Our management team and advisors include, most notably, our CEO and Chairman David Platt, Ph.D., who has played a leading role in the development of complex co-polymer therapeutics for a variety of applications to address a variety of unmet medical needs. Our CFO, Ola Soderquist, CPA, CMA, is a seasoned financial officer with more than 30 years of senior international entrepreneurial management experience within many industries, both in public and private companies. Our Chief Communications Officer (“CCO”), Mike Sheikh, is a US Air Force Academy graduate and a long-time Biotech Consultant with expertise in public and private biotech companies with disruptive technologies.

Dr. Platt, Mr. Sheikh and Mr. Soderquist are our only employees and each of them is committed on a full-time basis. David Platt and Ola Soderquist currently have a monthly salary of $35,000, and Mike Sheik a monthly salary of $26,215, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $66,000 per year plus potential catchup, currently $7,500, as well as reimbursement of a gold-level healthcare plan.

Our Executive Officers and Directors may also receive stock or stock options at the discretion of our Board of Directors according to approved the 2021 Stock Plan, or any subsequent Stock Plan.

Business Development

BXT-25

Bioxytran intends to develop and, through third party contracts, manufacture oxygen therapeutics. Our oxygen therapeutics are a new class of pharmaceuticals that are designed to be administered intravenously to transport oxygen to the body’s tissues. Currently, there are four drug candidates to treat a stroke. Abciximab, from Eli Lilly, is a platelet aggregation antagonist. Clinical trials show little advantage over placebos and could lead to dangerous side effects, including more bleeding in patients. Cerovive, from AstraZeneca, is a Nitrone-based neuro protectant currently in phase III clinical trials which shows no significant benefit over placebos with respect to changes in neurological impairment as measured by the national institute of health stroke scale. Candesartan, from AstraZeneca, is an angiotensin receptor blocker which was used to control blood pressure. Its efficacy in stroke patients still must be proven. Ancod, from Knoll Pharmaceuticals, is an anti-coagulant that acts by breaking down the fibrinogen. It increases the risk of hemorrhage similar to those associated with tPA.

Using our proprietary technology, we will develop and manufacture BXT-25 and similar drugs for applications including treatment of stroke conditions. Bioxytran has an exclusive license for an FDA approved technology monitoring NADH (MDX Viewer), the control marker in the body’s conversion of Oxygen to Energy, or the energy generating chain. The technology provides a clinical end-point for measuring oxygen supply to the brain in real-time. MDX Viewer, developed by MDX LifeSciences, Inc., provides us with the potential to develop new molecules that could potentially address unmet medical needs in disease indications resulting from hypoxia. MDX LifeSciences has licensed a patent (Tissue Metabolic Score for Patient Monitoring - US11832975B2) to Bioxytran for clinical monitoring of oxygen delivery through oxygen carriers. MDX Lifesciences is an Affiliate of the Company.

On April 19, 2023, the Company announced that its long awaited Acelluar Oxygen Carrier (“AOC”) BXT-25 had been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats as funding permits.

ProLectin

The Subsidiary is focusing on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. The Company has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin Antagonist.

Currently, the Subsidiary’s lead drug candidate is a glyco-virology platform technology named ProLectin, a complex galectin antagonist that binds to, and blocks the activity of galectin-3, a type of galectin. During viral infections galectins are upregulated and downregulated based on the type of virus.

To our knowledge, Pharmalectin, Inc. is the only company planning to develop, what we believe is a viable, end-to-end solution for Covid-19. We are also the only company, to our knowledge, attempting to use a Galectin Antagonist to combat the virus, SARS-CoV-2. The technology is built on the life-time work by the founder of the Company, Dr. Platt, who discovered, and named, the Human Galectin-3 protein coded by a single gene, LGALS3, located on chromosome 14, and published in his groundbreaking article, Structure-Function Relationship of a Recombinant Human Galactoside-Binding Protein, Biochemistry 1993. Galectin Antagonists block the binding of galectins to carbohydrate structures, present in numerous diseases, reducing their capability to replicate. Over the years, Dr. Platt has used this knowledge to create a significant number of sustainable therapeutic solutions.

Using our issued patents and proprietary technology, we intend to develop and manufacture ProLectin-RX and similar drugs for applications including treatment of virological conditions. Our patent position consists of 2 parts: a patent a method for treating SARS-CoV-2 by administering an effective amount of complex polysaccharides to a subject issued in 2022 by the International Bureau of the Patent Cooperation Treaty (PCT) expiring in February 2041 (Polysaccharides for IV Administration that Treat Sars-Cov-2 Infections - WO2022099061A1) and assigned to us outright by Dr. Platt, as well as a provisional patent (Lectin-Binding Carbohydrates for Treating Viral Infections - WO2023178228A1). Dr. Platt did not receive any compensation from the Company in consideration of his assignment of the patent.

Pharmalectin, Inc. has an exclusive license issued by NDPD Pharma (Polysaccharides for Use in Treating Sars-Cov-2 Infections - WO2022099052A1) to Pharmalectin for use of treatment of SARS-CoV-2. NDPD Pharma is an Affiliate of the Company.

Further, Pharmalectin has received an international trademark for ProLectin (WO0000001646681).

The Company is capitalizing on 30 years of research in Galectins and recent peer reviewed articles on Galectins and Covid-19. Dr. Platt also has an impressive body of patents in this field which gives him an advantage with respect to filing new patents based on his prior art. We will rely on a combination of patent applications, patent, trade secrets, proprietary know-how and trademarks to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies.

The results of the ProLectin-M trials are from our Proof-of-Concept trial approved by the IRB at Mazumdar Shaw Medical Center, Narayana Health in Bangalore, India and the IRB phase 2 study at ESIS Medical College and Hospital, Sanath Nagar, Hyderabad, India. The results of the trial are described in our four peer-reviewed articles Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial, published in Journal of Vaccines & Vaccination on December 30, 2020, Carbohydrate ProLectin-M, a Galectin-3 Antagonist, Blocks SARS-CoV-2 Activity published in the International Journal of Health Sciences on June 30, 2022, PLG-007 and Its Active Component Galactomannan-α Competitively Inhibit Enzymes That Hydrolyze Glucose Polymers published in the International Journal of Molecular Science on July 13, 2022 and An Oral Galectin Antagonist in COVID-19—A Phase II Randomized Controlled Trial published in the journal Virus on February 23, 2023.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The trial is planned to start on in the first quarter of 2024, provided we obtain adequate funding.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the first quarter of 2024, provided we obtain adequate funding.

On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis as a result of use of ventilator”.

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

BXT-25

Currently, Bioxytran’s lead pharmaceutical drug candidate, code-name BXT-25, is an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug, and we plan to begin pre-clinical studies and apply to the Food and Drug Administration for approval to use BXT-25 to prevent necrosis, or cell death, by carrying oxygen to human tissue when blood flow to the brain.

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

ProLectin-Rx

There is an unmet medical need in to find a therapeutic that reduces the mortality of Covid-19. There are no FDA approved treatments for Covid-19, only repurposed therapeutics. If given early enough in the disease, we believe that ProLectin-Rx can block viral entry and act as an antiviral by eliminating the virus from the blood stream after a couple of treatments. At a later stage in the disease pathology, ProLectin-Rx could potentially restore adaptive immune function to help eradicate the virus from the body. In severe Covid-19 patients, the drug could potentially reduce the trafficking of macrophages responsible for the cytokine storm and restore immune homeostasis.

The cytokine storm is a severe immune reaction in which the body overproduces too many pro-inflammatory cytokines into the blood leading to a surge of more immune cells to the site of infection. This translates into an inflammatory cycle that is not easily brought back to homeostasis. Cytokines play an important role in normal immune responses, but having a large amount of them released in the body all at once can be harmful. A cytokine storm can occur as a result of an infection, autoimmune condition, or other disease. It may also occur after treatment with some types of immunotherapies. Signs and symptoms include high fever, inflammation (redness and swelling), and severe fatigue and nausea. Sometimes, a cytokine storm may be severe or life threatening and lead to acute respiratory distress syndrome (ARDS), and multiple organ failure.

For the production of ProLectin-Rx, we intend to utilize third party manufacturing facilities that are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of ProLectin-Rx for our upcoming human trials with the CDSCO in India and the FDA in USA. Prior to this, we have conducted clinical trials on animals and humans to confirm the non-toxicity and efficacy.

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

Project Costs ProLectin-Rx

Pharmalectin is a single purpose entity aiming to develop pharmaceutical cures for Covid-19 (collectively referred to as “ProLectin-Rx”) and bring the drugs through FDA acceptance, and thereafter, license out the product(s). The total cost of the project is estimated to cost $40 million of which approximately $4 million has been raised so far.

As of December 31, 2022, Good Manufacturing Practice (GMP), pre-clinical and two clinical Phase I/II study have been completed for the initial drug, ProLectin-M, which is an oral formulation against mild to moderate symptoms of the disease and GMP has been completed for ProLectin-I, and -F.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. Subsequently, FDA approved an IND on August 24, for human trials in USA. The trials are expected to start the first quarter in 2024, provided we obtain adequate funding.

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

BXT-25

In order to start the development BXT-25, the Company will need an additional $10 million. Approximately $3.15 million of proceeds will be required for preparation for scale up and manufacturing (Good Laboratory Practice (GLP) Good Manufacturing Practices (GMP)), approximately $1.5 million will be required for toxicity testing in animals for Investigational New Drug application (IND) and approximately $3.5 million for Phase I (safety) and Phase II (proof of concept) clinical trials. We expect that obtaining a CE from the European Directorate for the Quality of Medicines will require an additional $0.5 million in funds. G&A is expected to be $1.35 million.

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

Covid-19

There is an unmet medical need to find a therapeutic that reduces the mortality of Covid-19. There are no FDA approved treatments for Covid-19; only repurposed therapeutics. If given early enough in the disease we believe that ProLectin-Rx will block viral entry and act as an antiviral by eliminating the virus from the blood stream after a couple of treatments. At a later stage in the disease pathology, ProLectin-Rx could restore adaptive immune function to help eradicate the virus from the body. In severe Covid-19 patients the drug could reduce the trafficking of macrophages responsible for the cytokine storm and restore immune homeostasis.

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

Notable advantages compared with other drugs are:
-	No refrigeration or special storage
-	Low manufacturing cost
-	Non, or low toxicity
-	No major adverse effects
-	Can enhance other drugs by reducing toxicity and increasing precision
-	High scalability, ample availability of material and quick set-up
-	High effectiveness
-	Almost instant results, from minutes to a few days depending on indication
-	First in line treatment

●	Experienced management

	○	Our President, Chief Executive Officer and Chairman, David Platt, Ph.D., is a chemical engineer, a pioneer in designing drugs made from co-polymers, and has more than 30 years of experience in the development of therapeutic drugs. We are the fourth biotechnology company founded by Dr. Platt. The prior company is Boston Therapeutics Inc. (OTC: BTHE). The first two are International Gene Group, which later became Prospect Therapeutics, and is now known as La Jolla Pharmaceuticals (Nasdaq: LJPC), and Pro-Pharmaceuticals (now Galectin Therapeutics) (Nasdaq: GALT). Their core technologies were either developed or co-developed by Dr. Platt.

	○	Our CFO Ola Soderquist has more than 30 years of senior international entrepreneurial management experience within technology companies. Ola’s managerial experience portfolio includes Start-ups, Private, Public, Venture Capital and Private Equity ownership. He has served in CFO and other managerial capacities in multiple industry sectors and companies. Ola is a multi-lingual senior finance professional poised to work globally and cross-functionally, particularly with complex projects involving change management, business integration, systems implementation, continuous improvement, and process excellence. He obtained a BS and an MS in Accounting from Stockholm School of Economics and an MBA from Babson College.

	○	Our CCO Mike Sheikh, is a US Air Force Academy graduate and pilot. He has a Bachelor of Science in Economics and flew KC-135 tankers and worked as a budget Officer in the comptroller’s squadron. He worked for Dean Witter and National Securities as a broker and eventually research analyst. After the brokerage industry, he was a business development officer for a variety of specialty finance companies that did factoring and purchase order financing. He is a long-time Biotech Consultant expert for public or private biotech companies with disruptive technologies. Mr. Sheikh is the founder of Falcon Strategic Research, which focuses on small-cap and micro-cap companies that are not covered by traditional analysts on Wall Street. He is also the founder of an Investor Relations Firm.

	○	We have assembled a scientific and medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs. Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the ischemia or hypoxia fields.

●	Products are differentiated and address significant unmet needs: Our lead product candidates, BXT-25, ProLectin-Rx, and any additional products, will be designed to address significant unmet medical needs. Oxygen therapy management, including stroke, other hypoxia management and treatment of diseases and medical conditions associate with hypoxia, remain a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current oxygen therapy related therapies and the growing population of individuals adversely affected by ischemia, unhealed wounds, or traumatic brain injury.

●	Efficient development strategy: We believe that our regulatory development pathway is a standard generic pathway approval for a drug.

Corporate Information

We are a clinical stage pharmaceutical company founded on June 9, 2008, as America’s Driving Ranges, Inc. On September 21, 2018, the Company was reorganized into Bioxytran through a reverse merger to focus on the development, manufacturing and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen in tissues.

Our principal executive offices are located at 75 2nd Ave., Suite 605, Needham, MA 02494.

Smaller Reporting Company Status

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

Item 1C. Cybersecurity Risk Management, Strategy, and Governance.

Risk management and strategy

Bioxytran recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

Bioxytran has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our risk management team works to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Bioxytran engages external experts, including cybersecurity assessors and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, Bioxytran implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our Chief Financial Officer (“CFO”). This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence,

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The CFO play a pivotal role in informing the Audit Committee on cybersecurity risks. He provides comprehensive briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee and CFO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Bioxytran. The Audit Committee conducts an annual review of the company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CFO, Mr. Ola Soderquist. Although, not ideal Mr. Soderquist brings a certain expertise to his role through his earlier career while working within companies providing cybersecurity. His in-depth knowledge is instrumental in developing and executing our cybersecurity strategies. Our CFO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitor Cybersecurity Incidents

The CFO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The CFO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CFO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The CFO, in his capacity, regularly informs the Chief Executive Officer (CEO) of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing Bioxytran. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2. Properties.

We do not currently own any real property. We lease access to shared office space at 75 2nd Ave., Suite 605, Needham, MA 02494 on a month-to-month basis for $163 per month. We are also leasing a shared office space in Bangalore, India on a month-to-month basis for $72 per month, and storage unit in Tel-Aviv, Israel on a month-to-month basis for $620 per month. We believe these facilities are adequate for our current needs.

Item 3. Legal Proceedings.

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

Quarter Ended	High	Low
December 31, 2023	$0.19	$0.10
September 30, 2023	0.32	0.12
June 30, 2023	0.51	0.16
March 31, 2023	0.53	0.43

Quarter Ended	High	Low
December 31, 2022	0.60	0.36
September 30, 2022	1.25	0.28
June 30, 2022	0.50	0.15
March 31, 2022	$0.67	$0.10

On March 22, 2024, the last reported sale price of our Common Stock as reported on the OTCQB Information tier was $0.115 per share.

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

Holders of Common Stock

As at the date of this Annual Report on Form 10-K, we have approximately 440 holders of record at our transfer agent (TA), Securities Transfer Corporation, and 1,640 holders in street names, based on the Depository Trust Company (DTC) shareholder reports obtained through Broadridge, totaling an estimated 2,080 holders of Common Stock.

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

Awards

In 2023, there was in total 997,978 shares awarded and issued from the 2021 Stock Plans. In 2022, there was in total 634,000 shares awarded and issued from the 2021 Stock Plan. See Note 9 in the financial statements for more details.

Shares Subject to the 2021 Plan

Subject to adjustment, the aggregate number of shares of Stock which may be delivered under the 2021 Plan shall not exceed a number equal to 15% of the total number of shares of Stock outstanding immediately following the Effective Time, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock; provided, however, that, as of January 1 of each calendar year, commencing with the year 2021, the maximum number of shares of Stock which may be delivered under the 2021 Plan shall automatically increase by a number sufficient to cause the number of shares of Stock covered by the 2021 Plan to equal 15% of the total number of shares of Stock then outstanding, assuming for this purpose the conversion into Stock of all outstanding securities that are convertible by their terms (directly or indirectly) into Stock.

On December 31, 2023 there are an additional 17,920,314 shares or stock options available to be issued from the 2021 Plan. On December 31, 2022 there were 18,729,292 shares or stock options available to be issued from the 2021 Plan.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 15, 2022, the Company issued 1,400,000 shares of Common Stock in a private placement for an amount of $600,000.
On November 28, 2022, the Company issued 156,250 shares of Common Stock in a private placement for an amount of $50,000.
On December 29, 2022, the Company issued 93,750 shares of Common Stock in a private placement for an amount of $30,000.
On February 10, 2023, the Company issued 156,250 shares of Common Stock in a private placement for an amount of $50,000.
On April 14, 2023, the Company issued 137,656 shares of Common Stock in exchange for invoices in the amount of $44,050.
On May 12, 2023, the Company issued 114,286 shares of Common Stock in a private placement for the amount of $40,000.
On July 24, 2023, the Company issued 500,000 shares of Common Stock in a private placement for the amount of $100,000.
On August 21, 2023, the Company issued 1,600,000 shares of Common Stock in exchange for invoices in the amount of $145,000.
On August 25, 2023, the Company issued 505,186 shares of Common Stock in a private placement for the amount of $68,200.
On September 19, 2023, the Company issued 200,000 shares of Common Stock in a private placement for the amount of $27,000.
On September 19, 2023, the Company issued 370,370 shares of Common Stock in a private placement for the amount of $50,000.
On January 17, 2024, the Company issued 333,333 shares of Common Stock in a private placement for the amount of $45,000.
On January 18, 2024, the Company issued 3,703,704 shares of Common Stock in exchange for invoices in the amount of $500,000.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On April 14, 2023, the Company issued 6,763,562 shares of Common Stock to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $2,164,340.
On September 14, 2023, the Company issued 5,824,741 shares of Common Stock to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $786,340.
On January 18, 2024, the Company issued 3,599,289 shares of Common Stock to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of value of $485,904.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended December 31, 2022.

Note Financing

A summary of the outstanding convertible notes at March 22, 2024, are as follows:

Debtor	Date of Issuance	Principal Amount	Interest Rate	Accrued Interest	Total Amount	Maturity Date
Private Placement, 2021 Note	5/3/2021	800,000	10%	84,006	884,006	4/30/2024
Private Placement, 2024 Note	3/15/2024	61,500	8%	471	61,971	3/31/2025
Total Notes Due		$861,500		$84,477	$945,977

Note Holders

Around April 29, 2021, we entered into four (4) Securities Purchase Agreements, or “the 2021 SPA’s”, under which we agreed to sell convertible promissory notes, “the Notes”, in an aggregate principal amount of $2,165,000; $1,000,000 at 6% interest and $1,165,000 at 10% interest to the debtors, as shown in the table above. A note of $65,000 was converted on May 17, 2023, and a note of $100,000 was converted on June 28, 2023. An additional $100,000 was drawn from a $1,000,000 note was drawn on August 30, 2023. Further, a note of $1,000,000 was converted on January 22, 2024, and on March 20, 2024, the Company issued 906,618 shares of Common Stock against a principal of $100,000 from the remaining 2021 Note.

At any time after the issue date of the Notes, the holders of the Notes, (“the Holders”), have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $0.13 per share or (ii) if the market price at the date of conversion is below $0.13, the conversion price will be reduced with 120% of the price difference.

On March 15, 2024, we entered into a Securities Purchase Agreements, or “the 2024 SPA”, under which we agreed to sell convertible promissory notes, “the 2024 Note”, in a principal amount of $61,500 at 8% interest with a maturity date of March 15, 2025.

At any time after the issue date of the Notes, the holders of the Notes, have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes into shares of our Common Stock at a conversion price of $0.13 per share.

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

As at March 22, 2023, the principal amount of debt to the Holders of the Notes are $961,500 and the interest mounts to $84,477. The interest mounts to $233/day.

Recent Conversions of Notes and Warrants

On August 31, 2022, 39 notes with a principal of $1,467,000 and $53,371in interest were converted into 6,081,484 shares of Common Stock.
On September 8, 2022, the Company issued 4,139,503 shares of Common Stock against four outstanding warrants with provision for dilutive issuance and cashless exercise.
On May 17, 2023, a note with a principal of $65,000 and $2,879 in interest was converted into 533,138 shares of Common Stock.
On June 28, 2023, a note with a principal of $100,000 and $4,428 in interest was converted into 803,292 shares of Common Stock.
On August 30, 2023, a note with a principal of $100,000 and $44,282 in interest was converted into 1,109,861 shares of Common Stock.
On January 22, 2024, a note with a principal of $1,000,000 and $163,562 in interest was converted into 8,950,474 shares of Common Stock.
On January 22, 2024, the Company issued 3,599,289 shares of Common Stock against an outstanding warrant with provisions for dilutive issuance and cashless exercise.
On March 20, 2024, the Company issued 906,618 shares of Common Stock against a principal of $100,000 from the remaining 2021 Note.

The shares were registered as subject to Rule 144 and the notes were included in an S/1 issued on June 24, 2021.

Item 6. [Reserved]

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

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The trial is planned to start on, or around, October 1, 2023.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the first quarter of 2024, provided we obtain adequate funding.

On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis as a result of use of ventilator”.

On April 19, 2023, the Company announced that its Acelluar Oxygen Carrier (“AOC”) BXT-25 has been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats as funding permits.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has convertible loans outstanding at a total face value of one million nine hundred thousand Dollars ($1,900,000). As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of thirteen million four hundred thirteen thousand nine hundred one dollars ($13,413,901) as at June 30, 2023. The accumulated deficit as at December 31, 2022, was eleven million two hundred seventeen thousand six hundred Dollars ($11,217,600).

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

Research and Development

	December 31, 2023	December 31, 2022
Research and development:
Process development	$275,439	$—
Product development	519,938	123,580
Regulatory	139,082	231,078
Clinical trials	206,750	583,750
Project management	8,000	39,360
Total research and development	$1,149,209	$977,768

During the twelve months ended December 31, 2023, the Company recorded $1,149,209 in R&D expenses. During the twelve months ended December 31, 2022, the Company recorded $977,768.

General and Administrative

	December 31, 2023	December 31, 2022
General and administrative expenses:
Payroll and related expenses	$1,519,112	$343,167
Costs for legal, accounting and other professional services	145,831	78,925
Costs for legal, accounting and other professional services related party	10,000	44,220
Marketing expense	595,449	339,251
Miscellaneous expenses	202,996	172,399
Total general and administrative	$2,473,386	$977,962

The significant increase in Payroll and related expenses for the twelve months ended December 31, 2023, were due to the Company’s Officers forfeiting of accrued salaries and benefits for a total value of $1,273,000 during 2022.
The Costs for legal, accounting and other professional services for the twelve months ended December 31, 2023, increased due to a periodization of audit and tax preparation fees in 2022.
The Costs for legal, accounting and other professional services related party for two License Agreements with two affiliated companies. In 2022, Bioxytran reimbursed the affiliates for incurred legal and administrative costs in establishing the licenses, and their maintenance.
Sales and marketing expense for the twelve months ended December 31, 2023, were $595,449, as compared to $339,251for the twelve months ended December 31, 2022. The increase costs are due to increased stock promotional activities in 2023.
Miscellaneous G&A expenses during the twelve months ended December 31, 2023, was $202,996 and $172,962, respectively. The increase is due software expenses incurred in 2023.

Stock-based Compensation

	December 31, 2023	December 31, 2022
Compensation expense to BoD and Management	$113,239	$83,960
Compensation expense to consultants	83,390	93,788
Total compensation expense	$197,552	$178,382

Stock-based compensation mounted to $197,552 for the twelve months ended December 31, 2023. The stock-based compensation for the twelve months ended December 31, 2022, was $178,382. The net difference between the two years is insignificant.

Other expenses

	December 31, 2023	December 31, 2022
Other (expenses):
Interest expense	$193,191	$207,117
Debt discount amortization	—	128,859
Amortization of warrants	348,637	190,335
Forfeiture of warrants	—	(6,763)
Amortization of IP	8,285	3,644
Total other income (expenses)	$550,113	$523,192

During the twelve months ended December 31, 2023, the Company recorded no amortization of debt discount while the interest expense was $193,191, $8,285 was amortized from the Company’s IP at net of $348,637 in amortization of warrants. During the twelve months ended December 31, 2022, the Company recorded $128,859 in amortization of debt discount and the interest expense was $207,117, $3,644 was amortized from the Company’s IP at net of $183,572 in amortization of warrants. The net difference between the two years is insignificant.

Non-Controlling Interest

	December 31, 2023	December 31, 2022
Net loss attributable to the non-controlling interest	$90,258	$193,732

For the twelve months ended December 31, 2023 and 2022, there was a non-controlling interest attribution of $90,258 and $193,732 respectively. The significant difference is due to a significant reduction in the R&D activities awaiting upcoming clinical trials.

	# of shares	# of shares	# of options	December 31, 2023
Minority owners cash investment	14,410,000	49%		$160,814
Bioxytran non-dilutive equity	15,000,000	51%		1,500
Issued stock options @ $0.33			1,358,466	136
Total outstanding	29,410,000	100%	1,358,466	$162,450

As at December 31, 2023, there are 29,410,000 issued and outstanding shares; 15,000,000 Common shares (51%) are held by Bioxytran and 14,410,000 Common shares (49%) are held by an affiliate which beneficial ownership includes Mike Sheikh, Ola Soderquist and David Platt.

Further, an additional 1,358,466 options exercisable at $0.33 are held by a third party. The option agreement includes provisions for dilutive issuance, cash-less exercise and a conditional conversion right to shares of Common Stock in Bioxytran at a fixed conversion rate of 1.18864 shares per option share if Bioxytran’s ownership gets below 51%. If exercised at December 31, 2023, the provisions would have resulted in an issuance of 6,021,967 shares of Common Stock in Bioxytran at an average conversion price of $0.08849, or 4,541,801 shares in a cash-less exercise.

Net Loss

	December 31, 2023	December 31, 2022
Net loss attributable to Bioxytran	$(4,280,002)	$(2,463,932)

Loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic	134,224,825	115,361,105

The Company generated a net loss for the twelve months ended December 31, 2023, of $4,280,002. In comparison, for the twelve months ended December 31, 2022, the Company generated a net loss of $2,463,932. The significant difference is due to the Company’s Officers forfeiting of accrued salaries and benefits for a total value of $1,273,000 during 2022.

CASH-FLOWS

	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(775,375)	$(1,805,670)

Net cash used in investing activities	(44,301)	(32,247)

Net cash provided by financing activities	550,361	2,060,960

Cash, beginning of period	295,401	72,358
Cash, end of period	26,086	295,401
Net increase (decrease) in cash	$(269,315)	$223,043

Net cash used in operating activities was $775,375 and $1,805,670 for the twelve months ended December 31, 2023, and 2022, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.
In the twelve months ended December 31, 2023, the Company is in the process of filing a patent, and $44,301 was spent in legal fees. In the twelve months ended December 31, 2022 the amount was $32,247.
Cash flows from financing activities were $550,361 and $2,060,960 for the twelve months ended December 31, 2023, and 2022, respectively.
The available cash was $26,086 and $295,401 in the end of the twelve months ended December 31, 2023, and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	December 31, 2023	December 31, 2022
Current assets:
Cash	$26,086	$295,401
Total current assets	$26,086	$295,401

As of December 31, 2023, our current assets consisted of $26,086 in cash at December 31, 2022 we had $295,401in cash.

Current Liabilities

	December 31, 2023	December 31, 2022
Current liabilities:
Accounts payable and accrued expenses	$296,312	$749,395
Accounts payable related party	2,000	709,727
Un-issued shares liability	510,284	960
Un-issued shares liability related party	515,904	38,400
Loan from related party	25,000	—
Convertible notes payable, net of discount	1,900,000	2,165,000
Total current liabilities	3,249,500	3,663,482

At December 31, 2023, we had total liabilities of $3,249,500, which consisted of $298,312 in accounts payable and accrued expenses (of which $2,000 was payable to related parties), $1,026,188 in un-issued shares (of which $515,904 was payable to related parties), and $1,900,000 in two convertible loans and 25,000 in a loan from related party. At December 31, 2022 total liabilities were $3,663,482, which consisted of $1,459,121 in accounts payable and accrued expenses (of which $709,727 was payable to related parties), $39,360 in un-issued shares (of which $38,400 was payable to related parties), and $2,165,000 in four convertible loans. The shift is due to a conversion of 985,904 in accounts payable (of which $485,904 was payable to related parties in form of accrued salaries) to un-issued shares to be issued in January 2024.

Net Working Capital and Accumulated Deficit

	December 31, 2023	December 31, 2022
Net working capital	$(3,223,414)	$(3,368,080)

Accumulated deficit	$(15,497,602)	$(11,217,600)

At December 31, 2023, the net working capital was negative $3,223,414 and the accumulated deficit of $15,497,602. Comparatively, on December 31, 2022, we had net working capital of negative $3,368,080 and the accumulated deficit of $11,217,600. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	December 31, 2023	December 31, 2022
Cash proceeds from financing activities
Proceeds from Subsidiary stock transactions	$—	$—
Proceeds from stock transactions	550,361	680,000
Proceeds from issuance of convertible notes payable	—	1,380,460
Net cash provided by financing activities	$550,361	$2,060,960

During the twelve months ending December 31, 2023, the Company had raised $550,361 in net cash for private placements. During the twelve months ending December 31, 2022, the Company had raised $1,467,000 through an 8-month convertible notes at 6% interest, with net cash proceeds of $1,380,460, as well as 680,000 in net cash for private placements. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2023.

Planned Financing Activities

The Company intends to issue a Private Placement Offering under Regulation D in the order of $6 million in the spring of 2024.

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

Contractual Obligations

	December 31, 2023	December 31, 2022
Interest on notes payable	$223,759	$134,581
Convertible notes payable	1,900,000	2,165,000
Total	$2,123,759	$2,299,581

As at December 31, 2023, our contractual obligations include four convertible notes, for a total of $2,123,759 and of accrued interest for these notes mounting to $223,759, as at December 31, 2022 there were four convertible notes, for a total of $2,165,000 and of accrued interest for these notes mounting to $134,581.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at December 31, 2023, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2023, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors, Executive Officers and key employees are as follows:

Name	Age as at December 31, 2023	Position
David Platt, Ph.D.	70	Chief Executive Officer, Chairman and Director
Ola Soderquist, MBA, CPA, CMA	62	Chief Financial Officer, Treasurer, Secretary
Mike Sheikh, BS	53	Chief Communications Officer
Dale H. Conaway, D.V.M.	68	Director
Alan M. Hoberman. Ph.D.	70	Director
Hana Chen-Walden, MD	76	Director
Anders Utter, MBA	56	Director

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

Name	Age as at December 31, 2023	Position	Term as Officer/Director
David Platt, Ph.D.	70	Chief Executive Officer, Chairman and Director	September 2018 to Present
Mike Sheikh, BS	53	Chief Communications Officer	May 2020 to Present
Ola Soderquist, MBA, CPA, CMA	62	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present

Biographical information with respect to Dr. Platt, Mr. Sheikh and Mr. Soderquist is set forth above.

Scientific Advisory Board

We have established a scientific advisory board to advise our management regarding our clinical and regulatory development programs and other customary matters. Our scientific advisors are experts in various areas at medicine including diabetes and other diseases. We believe the advice of our scientific advisors is important to the research, development and clinical testing of our products. Our scientific advisory board is comprised of the following individuals.

Prof. Avraham Mayevsky, Ph.D. is a worldwide authority in the field of minimal invasive monitoring of tissue and organ physiology. Dr. Mayevsky is a professor at the Faculty of Life Sciences, Bar-Ilan University, Israel. He served as Head of the Department of Life Sciences and Dean of the Faculty of Natural Sciences at Bar-Ilan University, where he established a center of tissue physiology. He served as Visiting professor at University of Pennsylvania and Johns Hopkins Medical School World-recognized expert in tissue physiology, especially in brain metabolism. He Published over 150 papers and patents. He has published over 170 papers in scientific journals and is the author of five patents. He also founded Vital Medical Ltd. Dr. Mayevsky completed his PhD from Weizmann Institute of Science, Rehovot, Israel.

Prof. Kevin H Mayo, Ph.D. is a well-known authority in the field of structural biology and structure-based drug design and discovery. He received degrees from Boston University (BA) and the University of Massachusetts (PhD), and was a postdoctoral associate at the Max-Planck Institute for Biochemistry (Alexander von Humboldt Fellow with Nobel Laureate Rudolf Moessbauer) and Yale University (Chemistry). Dr. Mayo is presently Professor of Biochemistry, Molecular Biology & Biophysics, as well as Lab Medicine & Pathology, at the University of Minnesota (UMN), Minneapolis, USA. He is also Director of the High Field Nuclear Magnetic Resonance Center at the UMN. Over the years, Dr. Mayo has consulted with numerous pharmaceutical companies and is co-founder of PepTx, Inc., a startup pharmaceutical company based in Minnesota. He also currently holds Visiting Professorships at Maastricht University (The Netherlands), Ludwigs-Maximillian-University (Munich, Germany), and Northeast Normal University (Changchun, China). Dr. Mayo has published over 250 papers in peer-reviewed scientific journals and is the author of 28 patents.

Medical Advisory Board

We have established a Medical Advisory Board that will be comprised of Clinicians and Clinical Research professionals who are interested in the field of hypoxia, virology or in other subjects related to our product pipeline. The board will provide leadership and expertise to assist us in designing, executing and implementing our clinically oriented activities in a safe, efficient and professional manner.

Dr. Leslie Ajayi, MD PhD, brings over 20 years of clinical development experience in academia and industry. He is a fully trained physician leader with international specialty training in internal medicine, cardiovascular medicine, and clinical pharmacology. He received his undergraduate training in Health Sciences and his MD equivalent graduating Magna Cum Lade from Obafemi Awolowo University [OAU] in Nigeria. A few years later, he received his PhD in clinical pharmacology from the University of Glasgow. As an academic clinical pharmacologist in Glasgow, UK, he worked with Big Pharma as an investigator for Phase 1 first in man, proof of concept, pharmacokinetics (PK), Pharmacodynamics (PD), PK-PD, and studies in special populations such as the elderly and in pregnancy. He was also involved in all types of designs of randomized controlled clinical trials (double blind, placebo controlled, double dummy, single blind, cross over, parallel group, Latin squares designs). His industry exposure was relegated to big pharma clinical research monitors and clinical research organizations. He worked on notable projects like perindopril and cilazapril (ACEI), and amlodipine. He evaluated the effects of ACEI on Type-2 Diabetes and insulin resistance in hypertensives.

Dr. John Mabayoje, MD, is a practicing Emergency Room doctor and Medical Director who graduated from the University of Ife /OAU in 1980. He has 6 years of residency/ fellowship training in internal medicine, family practice, geriatric medicine, substance abuse, and emergency medicine. He also has 125 hours of sonography training. He is licensed to practice in a number of states and has 44 years’ experience in emergency medicine in the United States and internationally. He has published research work on histochemistry. He has extensive experience with COVID-19 patients, treating over 4,800 patients on 2 continents. He is known in circles as an astute diagnostician and innovator looking for ways to getting the best therapeutic advantages for his patients.

Dr. Alben Sigamani, M.D. is currently Professor and Head of Clinical Research, Narayan Health, Bangalore. He has over 17 years of experience in clinical research and in managing multi-center academic and regulatory Randomized Controlled Trials in India. He has several publications to his credit with a citation index (h-index) of 24. Dr. Sigamani is a Medical Professional (MD) in Clinical Pharmacology & Therapeutics with a Master’s Degree in Clinical Trials from the University of London. In 2021, Dr. Sigamani obtained “COVID-19: Tracking the Novel Coronavirus Certificate” from the London School of Hygiene and Tropical Medicine.

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three Directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2023 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with BF Borgers CPA PC (“BF Borgers”), the Company’s independent registered public accounting firm for fiscal 2023, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T:

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee concur in this report.

Audit Committee:	Anders Utter (Chairman)

Indemnification Agreements

Our Bylaws provide for the indemnification of Directors and officers. See “Indemnification of Directors and Officers.” As at January 1, 2021, Dr. Platt and Mr. Soderquist each receive a monthly compensation of $35,000, and Mr. Sheikh receive a monthly compensation of $26,250, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $66,000 per year plus potential catchup, currently $7,500. The Company will further cover all costs related to maintaining Professional Certificates, and in absence of a corporate healthcare plan, reimburse the Officer for reasonable self-subscribed gold-level healthcare plan;

Our non-employee Directors will be compensated by the issuance of $5,000 of shares of Common Stock per board and/or committee meeting with its basis determined by the weighted average market price over the quarter at as per Board decision on August 4, 2023;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and Executive Officers and persons who own more than 10% of the issued and outstanding shares of our Common Stock to file reports of initial ownership of Common Stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we confirm that, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership filed by all Officers and Directors that no other reports were required, during the fiscal year ended December 31, 2023 all Section 16(a) filing requirements applicable to our Officers, Directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total Compensation
David Platt, Chairman of the Board,	2022	$108,900	$—	$—	$108,900
CEO and President	2023	$420,000	$—	$—	$420,000

Ola Soderquist, CFO	2022	$108,900	$—	$—	$108,900
	2023	$420,000	$—	$—	$420,000

Mike Sheikh, CCO	2022	$43,427	$—	$—	$43,427
	2023	$280,000	$—	$—	$280,000

Grants of Plan-Based Awards

There were no equity awards to the Company’s Executive Officers during the years ended at December 31, 2023 and 2022.

Outstanding Equity Awards at December 31, 2023; Option exercises and vested

There were no outstanding options or equity awards held by the Company’s Executive Officers at December 31, 2023.

Director Compensation

All compensation paid to our employee Directors is set forth in the table summarizing Executive Officer compensation above. Our non-employee Directors currently are entitled to receive $5,000 of shares of Common Stock per board and/or committee meeting with its basis determined by the weighted average market price over the quarter. There were 463,163 shares, at a fair market value of $113,239, issued as compensation to the Board in 2023. There were 280,000 shares, at a fair market value of $45,840, issued in 2022. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

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

The Board of Directors has set the monthly salary for David Platt and Ola Soderquist to $35,000, and for Mr. Sheikh of $26,250. Additionally, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $66,000 per year plus potential catchup, currently $7,500, as well as reimbursement of a gold-level healthcare plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table includes the information as of 2023 for our equity compensation plan as at December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation 2010 Stock Plan	200,000	$0.95	—
Equity compensation 2021 Stock Plan	135,000	0.11	17,920,314
Total	335,000	$0.62	17,920,314

Beneficial Ownership of Executive Officers, Directors and other Affiliates

The following table sets forth certain information as at March 22, 2024 with respect to the beneficial ownership of shares of the Company’s Common Stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each Director; (iii) each of our Executive Officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an Executive Officer; and (iv) the Executive Officers and Directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 166,492,529 shares of Common Stock outstanding as at March 22, 2024. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class (1)	Number of Options owned

David Platt (2)	63,131,997	37.9%	—
whereof 20,104,723 indirect

Ola Soderquist (2)	19,535,300	11.7%	—

Mike Sheikh (2)	8,000,000	4.8%	—

Dale H. Conaway (2)	588,521	0.4%	—

Alan M. Hoberman (2)	661,821	0.4%	—

Hana Chen-Walden, MD (2)	347,800	0.2%	—

Anders Utter (2)	607,621	0.4%	—

All Officers and Directors as a Group (7 persons)	92,873,060	55.8%	—

Beneficial Owners Holding more than 5% of the Outstanding Shares

Black Diamond Financial Group LLC (3)	14,027,606	8.4%	—
whereof 13,705,026 indirect

(1)	The percentage shown in the table is based on 166,492,529 shares of Common Stock outstanding on March 22, 2024.
(2)	The business address of these individuals is 75 2nd Ave., Suite 605, Needham, MA 02494.
(3)	The business address of this financial group is 1610 Wynkoop St. #400, Denver, CO 80202

Item 13. Certain Relationships and Related Transactions, and Director Independence

From the date of the Company’s Merger on September 21, 2018 we have not entered into any material transactions or series of transactions, except for what is disclosed here below, that would be considered material in which any officer, Director or beneficial owner of 5% or more of any class of our capital stock, or any immediate family member of any of the preceding persons, had a direct or indirect material interest, and there are no transactions presently proposed, except as follows:

On April 14, 2023, 6,763,562 shares of Common Stock were issued to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $2,164,340, or $0.32/share

On September 14, 2023, 5,824,741 shares of Common Stock were exchanged by the Company’s officers for invoices and salary past due in the amount of $786,340, or $0.135/share

On January 18, 2024, the Company issued 3,599,289 shares of Common Stock at a value of $485,904, or $0.135/share. The shares were included as un-issued shares liability related party in the financial statements at December 31, 2023, after a conversion of salary and accounts receivable on October 17, 2023.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by BF Borgers CPA PC (“BF Borgers”) for the fiscal year ended December 31, 2023 and 2022.

Fee Category	2023	2022

Audit Fees	$34,100	$26,000

Audit Related Fees	$—	$—

Tax Fees	$—	$1,800

All other Fees	$5,500	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2023 and 2022.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference as Exhibit 3.1 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.2	By-Laws of the Registrant (Incorporated by reference as Exhibit 3.2 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.3	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

3.5	Certificate of Change Pursuant to NRS78.209 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018)

3.6	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.7	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

4.1	Form of Common Stock Certificate

4.2	Form of Warrant Dated October 24, 2018 (Incorporated by reference as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.3	Certificate of Merger Wyoming (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.4	Certificate of Merger Delaware (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.5	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.6	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

4.7	Form of Warrant Dated February 25, 2019 (Incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

Exhibit Number	Description

10.1	Form of Accord and Satisfaction between U.S. Rare Earth Minerals and Elenor Yarbray (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.2	Form of Agreement and Plan of Merger and Reorganization By and Among U.S. Rare Earth Minerals, Inc., Bioxy Acquisition Corp. and Bioxytran, Inc. (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.3	Form of Asset Purchase Agreement between U.S. Rare Earth Minerals, Inc. and U.S. Rare Earth Minerals, Inc. (Wyoming). (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.4	Form of Employment Agreement of David Platt

10.5	Form of Employment Agreement of Ola Soderquist

10.6	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.7	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.8	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.9	2010 Employee, Director and Consultant Stock Plan Incorporated by reference to Exhibit 99.1 on form S-8 filed with the Securities and Exchange Commission on February 22, 2010.

10.10	Form of Public Offering Subscription Agreement

10.11	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.14	Form of Warrant of dated October 24, 2018

10.15	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.16	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.17	Form of $250,000 Senior Secured Promissory Note, dated February 25, 2019, of U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.18	Form of Security Agreement dated February 25, 2019, between U.S. Rare Earth Minerals, Inc., and Auctus Fund, LLC, dated February 25, 2019.

10.19	Form of Warrant of dated February 25, 2019

10.20	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.21	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

Exhibit Number	Description

10.22	License Agreement between Bioxytran, Inc. and MDX Lifesciences, Inc. dated April 4, 2019.

10.23	Investor Relations Agreement between Bioxytran, Inc. and Resources Unlimited NW LLC. dated April 22, 2019.

10.24	Scientific Advisory Board Agreement between Bioxytran, Inc. and Asclepius LLC dated May 1, 2019.

10.25	Form of Advisory Board Agreement between Bioxytran, Inc. and Steven Aust dated June 11, 2019.

10.26	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Barkman effective July 15, 2019.

10.27	Form of Advisory Board Agreement between Bioxytran, Inc. and Cynthia Tsai effective July 16, 2019.

10.28	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Jensen Dated September 13, 2019.

10.28b	Securities Purchase Agreement between Peak One Opportunity Fund, L.P. and Bioxytran, Inc., dated October 22, 2019.

10.29	Form of Advisory Board Agreement between Bioxytran, Inc. and Patrick Huddie dated September 13, 2019.

10.29b	8% Convertible Debenture of Bioxytran, Inc. to Peak One Opportunity Fund, L.P. in the Principal Amount of $120,000 dated October 22, 2019

10.30	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.31	8% Convertible Note of Bioxytran, Inc. to Tangiers Global, LLC in the Principal Amount of $106,300 dated October 23, 2019

10.32	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.33	Securities Purchase Agreement between PowerUp Lending Group Ltd. and Bioxytran, Inc., dated October 21, 2019.

10.34	8% Convertible Note of Bioxytran, Inc. to PowerUp Lending Group Ltd. in the Principal Amount of $106,000 dated October 21, 2019

10.35	Form of Securities Purchase Agreement between GS Capital Partners, LLC and Bioxytran, Inc., dated No ember 7, 2019.

10.36	Form of 4% Convertible Note of Bioxytran, Inc. to GS Capital Partners, LLC. in the Principal Amount of $125,000 dated November 7, 2019

10.37	Form of Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.38	Form of Letter Agreement between FON Consulting, LLC and Bioxytran, Inc. dated November 11, 2019.

10.39	Securities Purchase Agreement between FirstFire Global Opportunities Fund, LLC and Bioxytran, Inc., dated November 20, 2019.

10.40	4% Convertible Note of Bioxytran, Inc. to FirstFire Global Opportunities Fund, LLC. in the Principal Amount of $125,000 dated November 20, 2019

10.41	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.42	Securities Purchase Agreement between Power Up Lending Group and Bioxytran, Inc., dated December 30, 2019.

10.43	8% Convertible Note of Bioxytran, Inc. to Power Up Lending Group in the Principal Amount of $54,600 dated December 30, 2019

10.44	Securities Purchase Agreement between EMA Financial LLC and Bioxytran, Inc., dated January 10, 2020.

Exhibit Number	Description

10.45	4% Convertible Note of Bioxytran, Inc. to EMA Financial LLC. in the Principal Amount of $125,000 dated January 10, 2020.

10.46	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.47	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated January 18, 2020

10.48	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $56,600 dated January 18, 2020

10.49	Securities Purchase Agreement between Crown Bridge Partners, LLC and Bioxytran, Inc., dated October 30, 2019.

10.50	4% Convertible Note of Bioxytran, Inc. to Crown Bridge Partners, LLC in the Principal Amount of $55,000 dated October 30, 2019

10.51	Warrant to Purchase 22,000 shares of Common Stock of Bioxytran.

10.52	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated October 24, 2018

10.53	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated February 25, 2019

10.54	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated March 18, 2020

10.55	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $64,900 dated March 18, 2020

10.56	Form of Employment Agreement of Mike Sheikh, dated May 1, 2020

10.56b	Modification/Amendment to Officers’ Employment Contract, dated October 28, 2022.

10.57	Joint Venture Agreement between Bioxytran and Pharmalectin Partners, LLC, dated November 15, 2020.

10.58	Form of Convertible Note Agreement between Note Holders and Bioxytran, Inc., dated May 2 and 3, 2021

10.59	License Agreement between Bioxytran, Inc. and Pharmalectin, Inc. dated May 5, 2020

10.60	License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021

10.61	2021 Employee, Director and Consultant Stock Plan, adopted by the Board of Directors on January 19, 2021

10.62	2017 Employee, Director and Consultant Stock Plan (Subsidiary), adopted by the Board of Directors on October 5, 2017

10.63	Form of Warrant dated June 4, 2021

10.64	Form of Subsidiary Option dated June 4, 2021

10.65	Form of Private Placement Memorandum dated February 26, 2021

10.66	Form of Private Placement Memorandum dated September 17, 2021

10.67	Form of Convertible Note, dated January 5, 2021

10.68	Form of Note Purchase Agreement, dated January 5, 2022

10.69	Approval of International Patent WO2021/099052 - Polysaccharides for Use in Treating Sars-Cov-2 Infections, dated May 12, 2022.

Exhibit Number		Description

10.70		Approval of International Patent WO2021/099061 - Polysaccharides for IV Administration that Treat SARS-CoV-2 Infections, dated May 12, 2022.

10.71		Official USPTO Notice of Publication under 12(A) for the Trademark ProLectin

10.72		Form of Subscription Agreement.

10.73		Form of Private Purchase Agreement

10.74		Form of Subscription Agreement

10.75		Amendment to engagement letter with WallachBeth Capital LLC, dated May 8, 2023

10.76		Form of Closing Agreement with TRITON FUNDS LP, dated June 8, 2023

10.77		Amendment to Closing Agreement with TRITON FUNDS LP, dated August 2, 2023

10.78		Debt Modification Agreement with Note Holder, dated May 5, 2023

10.79		Form of Closing Agreement with TRITON FUNDS LP, dated September 18, 2023

10.80		Form of Option Agreement dated June 4, 2021

10.81	*	8% Convertible Note of Bioxytran, Inc. to Lender in the Principal Amount of $61,500 dated March 15, 2024

10.82	*	Securities Purchase Agreement between Bioxytran, Inc. and Lender, dated March 15, 2024

14.1		Code of Ethics

16.1		Letter from Pinnacle Accountancy Group of Utah, dated March 7, 2023 to the Securities and Exchange Commission regarding statements included in this Form 8-K.

19.1		Insider Trading Policy

21.1		Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

21.2		Description of Securities

21.3		Amendment to Subsidiary’s Certificate of Corporation, dated April 29, 2020

21.4		Certificate of Incorporation Foreign (BVI) Subsidiary

21.5		Certificate of Incorporation Foreign (India) Subsidiary

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description

32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	*	The following financial statements from the Annual Report on Form 10-K of BIOXYTRAN, Inc. for the year ended December 31, 2023 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed as an exhibit hereto.

**		These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Dated: March 22, 2024	By:	/s/ David Platt
David Platt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Secretary & Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this twenty-second day of March 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt, Ph.D.

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Hana Chen-Walden, MD.	Director
Hana Chen-Walden, MD

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

/s/ Anders Utter	Director
Anders Utter

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Bioxytran, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioxytran, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

March 22, 2024

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND DECEMBER 31, 2022

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$26,086	$295,401
Total current assets	26,086	295,401

Intangibles, net	111,552	75,535

Total assets	$137,638	$370,936

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$296,312	$749,395
Accounts payable related party	2,000	709,727
Un-issued shares liability	510,284	960
Un-issued shares liability related party	515,904	38,400
Loan from related party	25,000	—
Convertible notes payable, net of premium and discount	1,900,000	2,165,000
Total current liabilities	3,249,500	3,663,482

Total liabilities	3,249,500	3,663,482

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 145,642,333 and 123,252,235 issued and outstanding as at December 31, 2023 and 2022, respectively	145,642	123,252
Additional paid-in capital	12,920,984	8,392,430
Non-controlling interest	(680,886)	(590,628)
Accumulated deficit	(15,497,602)	(11,217,600)
Total stockholders’ deficit	(3,111,862)	(3,292,546)

Total liabilities and stockholders’ equity	$137,638	$370,936

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Year ended
	December 31, 2023	December 31, 2022
Operating expenses:
Research and development	$1,149,209	$977,768
General and administrative	2,463,386	933,742
General and administrative related party	10,000	44,220
Compensation expense	197,552	178,382
Total operating expenses	3,820,147	2,134,112

Loss from operations	(3,820,147)	(2,134,112)

Other expenses:
Interest expense	(193,191)	(207,117)
Amortization of Intellectual Property	(8,285)	(3,644)
Debt discount amortization	(348,637)	(312,431)
Total other expenses	(550,113)	(523,192)

Net loss before provision for income taxes	(4,370,260)	(2,657,304)

Provision for income taxes	—	—
Net loss	(4,370,260)	(2,657,304)

Net loss attributable to the non-controlling interest	90,258	193,372

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(4,280,002)	$(2,463,932)

Loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	134,224,825	115,139,380

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non-controlling	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	(Deficit)
January 1, 2022	110,840,998	$110,841	—	—	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)

Stock transactions	1,556,250	1,556			648,444				650,000
Stock subscription	—	—			30,000				30,000
Shares issued related party - 2021 Plan	280,000	280			45,560				45,840
Shares issued - 2021 Plan	354,000	354			92,828				93,182
Shares issued for the conversion of notes payable and accrued interest	6,081,484	6,081			1,514,290				1,520,371
Issuance of warrants	—	—			190,335				190,335
Forfeiture of warrants	—	—			(6,763)				(6,763)
Conversion of warrants	4,139,503	4,140			(4,140)				—
Net loss attributable to non-controlling interest								(193,372)	(193,372)
Net loss							(2,463,932)		(2,463,932)
December 31, 2022	123,252,235	$123,252	—	—	$8,392,430	$—	$(11,217,600)	$(590,628)	$(3,292,546)

Stock transactions	4,630,870	4,631			530,730				535,361
Stock subscription	—	—			15,000				15,000
Shares issued related party - 2021 Plan	463,163	463			112,776				113,239
Shares issued - 2021 Plan	534,815	535			82,855				83,390
Shares issued for the conversion of accounts payable related party	12,588,303	12,588			2,938,091				2,950,679
Shares issued for the conversion of accounts payable	1,737,656	1,738			186,312				188,050
Shares issued for the conversion of notes payable and accrued interest	2,435,291	2,435			314,153				316,588
Issuance of warrants	—	—			348,637				348,637
Net loss attributable to non-controlling interest								(90,258)	(90,258)
Net loss							(4,280,002)		(4,280,002)
December 31, 2023	145,642,333	$145,642	—	—	$12,920,984	$—	$(15,497,602)	$(680,886)	$(3,111,862)

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

	Year Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,370,260)	$(2,657,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, incl. issuance of warrants	348,637	312,431
Amortization of Intellectual Property	8,285	3,644
Stock-based compensation expense	197,552	178,382
Interest paid in conversion of note payable	51,588	53,371
Changes in operating assets and liabilities:
Shares due for debt conversion	500,000	—
Shares due for debt conversion related party	485,904	—
Accounts payable and accrued expenses	(265,033)	125,079)
Accounts payable related party	2,267,952	178,727
Net cash used in operating activities	(775,375)	(1,805,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(44,301)	(32,247)
Net cash used in investing activities	(44,301)	(32,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	—	1,380,960
Proceeds from stock transactions	550,361	680,000
Net cash provided by financing activities	550,361	2,060,960

Net increase in cash	(269,315)	223,043
Cash, beginning of period	295,401	72,358
Cash, end of period	$26,086	$295,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$52,425	$104,850
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	348,637	190,335
Forfeiture of warrants	—	(6,763)
Debt discount on convertible note	—	128,859
Common shares issued for the conversion of notes payable and accrued interest	316,588	1,520,371
Common shares issued for the conversion of accounts payable related party	2,950,679	—
Common shares issued for the conversion of accounts payable	$188,050	$—

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2023 AND DECEMBER 31, 2022

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

Organization

Bioxytran, Inc. was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized Common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001.

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin, Inc. There are currently 29,410,000 issued and outstanding shares; 15,000,000 shares of Common Stock (51%) are held by Bioxytran and 14,410,000 shares of Common Stock (49%) are held by an affiliate where the beneficial ownership includes Mike Sheikh, Ola Soderquist and David Platt. Additionally, there are 1,358,466 options outstanding, held by a third party. The option agreement includes provisions for dilutive issuance, cash-less exercise and a conditional conversion right to shares of Common Stock in Bioxytran at a fixed conversion rate of 1.18864 shares per option share.

Pharmalectin BVI was organized on March 17, 2022 as a British Virgin Islands (BVI) Business Corporation with a BVI corporate taxing structure with 50,000 authorized shares with a par value of $1.00. There are currently 50,000 outstanding shares held by the Company.

Pharmalectin India was organized on August 30, 2022 as an Indian Business Corporation with an India corporate taxing structure with 50,000 authorized shares with a par value of 10 Rupees. There are currently 41,020 outstanding shares, whereof 41,000 (99.95%) are held by the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation, its majority owned subsidiary, Pharmalectin, Inc. of Delaware (collectively, the “Company”), as well as its wholly owned subsidiaries, Pharmalectin (BVI), Inc of British Virgin Islands and Pharmalectin India Pvt Ltd. All intercompany accounts have been eliminated upon consolidation.

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

At December 31, 2023, we would, based on the market price of $0.15/share, be obligated to issue approximately 16,336,608 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “2021 Notes”) and 1,342,030 shares upon exercise of outstanding warrants and 335,000 shares upon exercise of outstanding stock options. For the New Notes, the shares total is based on $2,123,759 of currently outstanding principal and unpaid interest. At December 31, 2022, we would, based on the market price of $0.48/share, be obligated to issue approximately 17,689,085 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 492,030 shares upon exercise of the warrants and 524,000 shares upon exercise of outstanding stock options. For the New Notes, the shares total is based on $2,299,581 of currently outstanding principal and unpaid interest.

The 2021 1-year notes (the “2021 Notes”), extended thorough May 2023, have an interest rate of 6% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) if the market price at the date of conversion is below $0.13, the conversion price will be reduced with 120% of the price difference.

Stock Based Compensation

The Company measures the cost of services received from employees and non-employees in exchange for an award of equity instruments based on the fair value of the award on the grant date pursuant ASC 718. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2023 and 2022.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2023 the Company incurred $1,149,209in research and development expenses, while during the year ended December 31, 2022 the Company incurred $977,768.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at December 31, 2023, the Company had cash of $26,086 and a negative working capital of $3,223,414. As at December 31, 2023, the Company has not yet generated any revenues, and has incurred cumulative net losses of $15,497,602. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, the Company raised $550,361 in private placements. During the same period in 2022, the Company raised $550,361 in private placements and $1,380,960 from issuance of convertible notes. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2023 and is pursuing alternative opportunities to funding.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company hold License Agreements (the “License/s” or “Agreement/s”) for a medical device (license obtained in 2019) and a compound (license obtained in 2021), with two affiliated companies where in the officers of the Company hold a majority interest. The products were developed prior to the establishment of Bioxytran. The maintenance cost for each license amounts to $5,000 yearly. In 2022, the Company also reimbursed the affiliates for the legal and administrative costs surrounding the establishment of the Licenses for a total amount of $34,220.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2023 and 2022.

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

	Estimated Remaining Life (years)	December 31, 2023	December 31, 2022
Capitalized patent costs	17	$123,480	$79,179
Accumulated amortization		(11,929)	(3,644)
Intangible assets, net		$111,552	$75,535

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On December 31, 2023, there was $2,000 in Accounts Payables to related parties in form of payroll and advanced expenses. On December 31, 2022 there was $709,727 in Accounts Payables to related parties.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts payable related party (1)	$2,000	$709,727
Professional fees	70,895	393,085
Interest	223,759	134,581
Payroll taxes	—	40,182
Pension/401K	—	180,557
Other accounts payable	1,658	990
Un-issued shares related party (2)	515,904	38,400
Un-issued shares	510,284	960
Loan from Related Party (3)	25,000	—
Convertible note payable	1,900,000	2,165,000
Total	$3,249,500	$3,663,482

(1)	$2,000 due to the CFO in expenses at December 31, 2023, while there was $286,900 to the CEO, $269,400 to the CFO and $153,427 to the CCO in salary and expenses at December 31, 2022.
(2)

The amount is to be converted into shares of Common Stock whereof $30,000 is to our Directors for their attendance in board and committee meetings during the fourth quarter of 2023 and $485,904 to the Company’s officers for conversion of outstanding salaries and expenses.

(3)	On September 23, 2023, the Company received an interest free loan from an affiliated Company.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Private Placement, 2021 Notes currently outstanding

Around May 3, 2021, we entered into four (4) Securities Purchase Agreements (the “2021 SPA’s”), under which we agreed to sell convertible promissory notes (the “2021 Notes”), in an aggregate principal amount of $2,165,000 with 6% interest.

At any time after the issue date of the Notes, the Holders of the Notes, (the “2021 Holders”), have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 2021 Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $.13 per share or (ii) if the market price at the date of conversion is below $0.13, the conversion price will be reduced with 120% of the price difference.

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

On May 5, 2023, three (3) of the Notes were renegotiated; the interest was set to 10%, a prepayment at 120% was included and the Notes extended until April 30, 2024.

At December 31, 2023 and 2022, the outstanding convertible notes were as follows:

Name		Principal due	Accrued interest	Total amount due
		December 31, 2022
Notes sold in exchange for cash	(1)	$1,165,000	$34,471	$1,199,471
Note issued in exchange for defaulted Old Notes	(2)	1,000,000	100,110	1,100,110
		$2,165,000	$134,581	$2,299,581

		December 31, 2023
Notes sold in exchange for cash	(3)	$900,000	$63,814	$963,814
Note issued in exchange for defaulted Old Notes		1,000,000	159,945	1,159,945
		$1,900,000	$223,759	$2,123,759

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	All earlier issued Notes were paid off and assumed by a different entity/company. Portions of the balance was forgiven and a new note of $1,000,000 was issued to a third party.
(3)	During 2023 a total of $316,588 (whereof $51,588 in interest) was converted into 2,435,291 shares of Common Stock.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

As at December 31, 2023 and 2022, no Preferred shares have been designated or issued.

Common stock

Issuances in 2022
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
For the year ended December 31, 2022, a net of 634,000 shares of Common Stock were awarded, at an average cost per share of $0.22, under the 2021 Stock Plan for a total value of $139,022.
Stock subscription 2022
On December 29, 2022, the company received $30,000 in a private placement at $0.32/share. At December 31, 2022, the amount is included in Stockholders Equity as Stock Subscription.

Issuances in 2023
On January 4, 2023 the Company issued 93,750 shares of Common Stock against $30,000 included in Stockholders Equity as Stock Subscription at December 31, 2022, or $0.32/share.
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
On April 18, 2023 the Company issued 78,125 shares of Common Stock against $25,000, or $0.32/share.
On May 15, 2023 the Company issued 114,286 shares of Common Stock against $40,000, or $0.32/share.
On May 17, 2023 the Company issued 522,138 shares of Common Stock in a conversion a note for a value of $67,878 in principal and interest, or $0.13/share.
On June 26, 2023 the Company issued 803,292 shares of Common Stock in a conversion a note for a value of $104,428 in principal and interest, or $0.13/share.
On July 26, 2023, the Company issued 500,000 shares of Common Stock against $100,000, or $0.20/share.
On August 21, 2023, 1,612,903 shares of Common Stock were sold on an S-1 for the amount of $145,161, or $0.09/share.
On August 21, 2023, 1,600,000 shares of Common Stock were exchanged for invoices in the amount of $145,000, or $0.09/share.
On August 25, 2023, 505,186 shares of Common Stock were sold in a private placement for the amount of $68,200, or $0.135/share.
On August 30, 2023 the Company issued 1,109,861 shares of Common Stock in a conversion a note for a value of $144,282 in principal and interest, or $0.13/share.
On September 14, 2023, 5,824,741 shares of Common Stock were exchanged by the Company’s officers for invoices and salary past due in the amount of $786,340, or $0.135/share.
On September 19, 2023, the Company issued 200,000 shares of Common Stock against $27,000, or $0.135/share.
On September 19, 2023, the Company issued 370,370 shares of Common Stock against $50,000, or $0.135/share.
On October 16, 2023 1,000,000 shares were issued in an anticipated S-1 sale. The shares were returned to treasury on January 19, 2024, but are at year end included in the Common Stock and reversed in Additional Paid in Capital (“APIC”) at par, $0.001.
For the year ended December 31, 2023, a net of 997,978 shares of Common Stock were awarded, at an average cost per share of $0.197, under the 2021 Stock Plan for a total value of $196,628.
Stock subscription 2023
On December 22, 2023, the company received $45,000 in a private placement at $0.135/share. At December 31, 2023, the amount is included in Stockholders Equity as Stock Subscription.

As at December 31, 2023, the Company has 145,642,333 shares of Common Stock issued and outstanding. At December 31, 2022 there were 123,252,235 shares of Common Stock issued and outstanding.

Common Stock Warrants

The fair value of stock warrants granted for the year ended December 31, 2023 and 2022 was calculated with the following assumptions:

	2023	2022
Risk-free interest rate	4.29 – 4.95%	1.37 – 4.45%
Expected dividend yield	0%	0%
Volatility factor (monthly)	149.39%	155.52%
Expected life of warrant	5 years	5 years

For the year ended December 31, 2023 the Company awarded 800,000 warrants, valued at $348,637. For the year ended December 31, 2022 the Company awarded 492,030 warrants, valued at $190,335, while 22,000 warrants were retired, valued at $6,763, and 4,139,503 shares of Common Stock were issued in a cashless exercise.

The following table summarizes the Company’s Common Stock warrant activity for the year ended December 31, 2023 and 2022:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2022	272,000	2.00	3.7
Granted	492,030	0.26	5.0
Exercised	(200,000)	2.00	—
Forfeited/Cancelled	(22,000)	2.00	—
Outstanding as at December 31, 2022	542,030	$0.42	4.1
Granted	800,000	0.20	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at December 31, 2023	1,342,030	$0.29	3.8

*	The warrant agreements issued in 2019 for a total of 50,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2023 the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.09, or 817,622 shares in a cash-less exercise. In order to mitigate the Company’s risk an administrative hold has been placed on one shareholder’s stock in the event of future exercise.

The following table summarizes information about stock warrants that are vested or expected to vest at December 31, 2023 with a market price of $0.15 at December 31, 2023:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
1,342,030	$0.29	3.8	$—	1,342,030	$0.29	3.8	$—

The weighted-average remaining contractual life for warrants exercisable at December 31, 2023 is 3.8 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at December 31, 2023.

The following table sets forth the status of the Company’s non-vested warrants as at December 31, 2023, there were no warrants issued for the year ended at December 31, 2022.

	Number of Warrants	Weighted- Average Grant-Date Fair Value per share
Non-vested as at December 31, 2022	—	$—
Granted	800,000	0.20
Forfeited/Cancelled	—	—
Vested	800,000	0.20
Non-vested as at December 31, 2023	—	$—

NOTE 9 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Stock Plan” (2021 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year.

As at December 31, 2023, there were 335,000 outstanding stock options valued at historic fair market value of $155,505 and a cumulative 5,288,687 shares issued valued at a fair historic market value of $99,910 at the time of award. As at December 31, 2022, there was “The 2010 Stock Plan” under this plan there were 524,000 outstanding stock options with a fair historic market value of $173,362 and a cumulative 4,290,709 shares issued with a negative (historically awarded “expensive” stock was returned to treasury in 2021) fair historic market value of $97,272 at the time of award.

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

Shares Awarded and Issued 2021 Plan:

Shares awarded in 2022
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
On October 28, 2022, the Company granted 82,000 shares to four Board Members in reward of their attendance at Board and Committee meetings during the third quarter of 2022. The total fair market value at the time of the award was $33,292, or $0.406/share. The shares were issued on December 19, 2022.

Shares awarded in 2023
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
On October 27, 2023, the Company issued 233,163 shares, with an average fair market value of $0.193/share at the time of award, to three members of the Board of Directors as compensation for their participations of Board and Committee meetings in the third quarter of 2023, for a total of $45,000.
On October 27, 2023, the Company granted 53,815 to three (3) advisory board members for their contribution during the third quarter of 2023 at a value of $10,386, or $0.193/share.

Un-issued shares
At December 31, 2023, there are accruals of 211,269 shares to the Board of Directors as compensation for their participations of Board and Committee meetings in the fourth quarter of 2023 at a value of $30,000, or $0.142/share.
At December 31, 2023, there are accruals of 72,423 to three (3) advisory board members for their contributions during the fourth quarter of 2023 at a value of $10,284, or $0.142/share.

For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $197,552 in connection with share-based payment awards. For the year ended December 31, 2022, the Company recorded stock-based compensation expense of $178,382 in connection with share-based payment awards.

Total number of shares awarded from the 2021 Plan

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2022	3,656,709	$0.001 – 0.55	$(0.06)
Shares Issued	634,000	0.16 – 0.41	0.22
Shares Issued as of December 31, 2022	4,290,709	$0.001 – 0.55	$(0.02)
Shares Issued	997,978	0.15 – 0.48	0.20
Shares Issued as of December 31, 2023	5,288,687	$0.001 – 0.55	$0.02

Stock options granted and vested 2021 Plan:

For the year ended December 31, 2023, there were no options awarded under the 2021 Stock Plan. However, 189,000 options were forfeited. For the year ended December 31, 2022, there were no options awarded under the 2021 Stock Plan. However, 144,000 options were forfeited.

As at December 31, 2023, there was no unrecognized compensation expense related to non-vested stock option awards. The following table summarizes the Company’s stock option activity for the year ended December 31, 2023 and 2022:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2022	668,000	$0.001 - 1.21	$0.71
Granted	—	0.001 - 0.20	0.20
Exercised	—	—	—
Options forfeited/cancelled	(144,000)	0.31 – 1.21	0.81
Outstanding as of December 31, 2022	524,000	$0.001 – 0.95	$0.44
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(189,000)	0.001 – 0.32	0.09
Outstanding as of December 31, 2023	335,000	$0.001 – 0.95	$0.62

The following table summarizes information about stock options that are vested or expected to vest at December 31, 2023:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	0.83	$6,750	45,000	$0.001	0.83	$6,750
0.19	45,000	0.19	0.58	—	45,000	0.19	0.58	—
0.20	45,000	0.20	0.34	—	45,000	0.20	0.34	—
0.95	200,000	0.95	0.51	—	200,000	0.95	0.51	—
$0.001-0.95	335,000	$0.62	0.54	$6,750	335,000	$0.62	0.54	$6,750

The weighted-average remaining estimated life for options exercisable at December 31, 2023, is 0.54 years.

The aggregate intrinsic value for fully vested, exercisable options was $6,750 at December 31, 2023. The actual tax benefit realized from stock option exercises for the year ended at December 31, 2023 and 2022, was $0 as no options were exercised.

As at December 31, 2023, the Company has 17,920,314 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – NON-CONTROLLING INTEREST

	December 31, 2023	December 31, 2022
Net loss Subsidiary	(333,630)	(817,151)
Net loss attributable to the non-controlling interest	90,258	193,372
Net loss affecting Bioxytran	(243,372)	(623,780)

Accumulated losses	(3,927,917)	(3,594,287)
Accumulated losses attributable to the non-controlling interest	841,836	751,578
Accumulated losses affecting Bioxytran	(3,086,081)	(2,842,709)

Net equity non-controlling interest	(680,886)	(590,628)

As at December 31, 2023, are 29,410,000 issued and outstanding shares; 15,000,000 Common shares (51%) are held by Bioxytran and 14,410,000 Common shares (49%) are held by an affiliate where the beneficial ownership includes Mike Sheikh, Ola Soderquist and David Platt.

Further, an additional 1,358,466 options exercisable at $0.33 are held by a third party. The option agreement includes provisions for dilutive issuance, cash-less exercise and a conditional conversion right to shares of Common Stock in Bioxytran at a fixed conversion rate of 1.18864 shares per option share if Bioxytran’s ownership gets below 51%. If exercised at December 31, 2023, the provisions would have resulted in an issuance of 6,021,967 shares of Common Stock in Bioxytran at an average conversion price of $0.08849, or 4,541,801 shares in a cash-less exercise.

NOTE 11 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2023 and 2022, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2023	2022
Deferred Tax Assets:
Net operating loss carryforward	$13,500,000	$9,258,562

Total deferred tax assets	2,835,000	1,944,298

Valuation allowance	(2,835,000)	(1,944,298)

Deferred tax asset, net of valuation allowance	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not those future benefits of deferred tax assets will not be realized.

At December 31, 2023, the Company had approximately $13,500,000 of federal net operating losses that may be available to offset future taxable income, At December 31, 2022, the Company had approximately $9,258,562 of federal net operating losses that may be available to offset future taxable income. $2,870 of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely. As at the fiscal year 2023, a deduction for issued warrants and stock options and restricted shares awarded from the 2021 Stock Plan for a total of $2,000,000 has not yet been made, for the fiscal year 2022 this total was $1,959,000. The market value less exercise price for these awards will be deducted if and when the warrants and stock options are exercised, while the restricted shares will be deducted at market value at the date they were awarded, once the restriction is removed.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2023, through the date the financial statements were issued. The events requiring disclosure for this period are as follows:

Common Stock

2021 Stock Plan Reset
On January 1, 2024, the 2021 Employee, Director and Consultant Stock Plan (the “2021 Plan”) was reset in accordance with its stipulations. After the reset there are 20,854,918 shares in Common Stock awards available for grant.

Stock returned to treasury
On January 19, 2024, the Company returned 1,000,000 shares of Common Stock into treasury. The shares outstanding at year end were included in the value of Common Stock and reversed in Additional Paid in Capital (“APIC”) at par, $0.001.

Stock subscription
On January 17, 2024, the Company issued 333,333 shares of Common Stock at a value of $45,000, or $0.135/share. The shares were included as subscribed stock (APIC) in the financial statements at December 31, 2023.

Conversions of Notes, Options/Warrants and Debt
On January 18, 2024, the Company issued 3,703,704 shares of Common Stock at a value of $500,000, or $0.135/share. The shares were included as un-issued shares liability in the financial statements at December 31, 2023, after a conversion of accounts payable on October 17, 2023.

On January 22, 2024, the Company issued 8,950,474 shares of Common Stock in conversion of a note of $1,000,000 and $163,562 in interest, or $0.13/share.

On January 22, 2024, the Company issued 4,356,778 shares of Common Stock in a cash-less exercise in exchange for 5,066,264 shares in Pharmalectin, Inc. at a fixed conversion rate at 1.18864 shares of Common Stock. The conversion cancels 1,358,466 option shares in Pharmalectin Inc., with provisions for dilutive issuance and cash-less exercise.

Conversions of Notes, Options/Warrants and Debt related party
On January 18, 2024, the Company issued 3,599,289 shares of Common Stock at a value of $485,904, or $0.135/share. The shares were included as un-issued shares liability related party in the financial statements at December 31, 2023, after a conversion of salary and accounts receivable on October 17, 2023.

On March 20, 2024, the Company issued 906,618 shares of Common Stock against a principal of $100,000 from the remaining 2021 Note.

Sale of Convertible Promissory Note

On March 15, 2024, the Company sold a convertible promissory note (the “2024 Note”) in a principal amount of $61,500 with 8% interest to the lender. The Notes maturity date is March 15, 2025.

At any time after the issue date of the notes, the holder of the note, have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the note into shares of our Common Stock at a conversion price of $0.13/share. The underlying shares are currently eligible for resale under Rule 144.

Management sees no further subsequent events requiring disclosure.

