Form 10-Q
period 2024-03-31
BIOXYTRAN, INC
filed 2024-04-19
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 001-35027

BIOXYTRAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	2834	26-2797630
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

75 2nd Avenue, Ste 605, Needham, MA	02494
(Address of principal executive offices)	(Zip Code)

617-454-1199

(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BIXT	OTCQB

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

The amount of registered shares of the registrant’s Common Stock as of April 19, 2024 was 174,962,481.

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., March 31, 2024

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$10,024	$26,086
Total current assets	10,024	26,086

Intangibles, net	115,516	111,552

Total assets	$125,540	$137,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$97,591	$296,312
Accounts payable affiliate	1,457	2,000
Un-issued shares liability	14,246	510,284
Un-issued shares liability affiliate	30,000	515,904
Short term loan	38,000	—
Short term loan affiliate	73,107	25,000
Convertible notes payable, net of premium and discount	861,500	1,900,000
Total current liabilities	1,115,901	3,249,500

Total liabilities	1,115,901	3,249,500

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 173,032,028 and 145,642,333 issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	173,032	145,642
Additional paid-in capital	15,828,748	12,920,984
Non-controlling interest	(694,210)	(680,886)
Accumulated deficit	(16,297,931)	(15,497,602)
Total stockholders’ deficit	(990,361)	(3,111,862)

Total liabilities and stockholders’ deficit	$125,540	$137,638

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

IN THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	3-Months Ended
	March 31, 2024	March 31, 2023
Operating expenses
Research and development	$27,000	$139,004
General and administrative	446,546	587,638
General and administrative affiliate	10,000	10,000
Compensation expense	168,410	850
Compensation expense affiliate	131,835	12,750
Total operating expenses	783,791	750,242

Loss from operations	(783,791)	(750,242)

Other expenses:
Interest expense	(26,734)	(67,221)
Interest expense affiliate	(1,097)	—
Amortization of IP	(2,031)	(514)
Total other expenses	(29,862)	(67,735)

Net loss before provision for income taxes	(813,653)	(817,977)

Provision for income taxes	—	—
Net loss	(813,653)	(817,977)

Net loss attributable to the non-controlling interest	13,324	32,894

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(800,329)	$(785,083)

Loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	162,808,026	123,495,291

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

IN THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in Capital		Accumulated	Non- controlling	Total
	Shares	Amount	Shares	Amount	Common	Preferred	Deficit	Interest	Deficit
January 1, 2023	123,252,235	$123,252	—	—	$8,392,430	$—	$(11,217,600)	$(590,628)	$(3,292,546)
Stock transactions	250,000	250			79,750				80,000
Stock subscription					(30,000)				(30,000
Net loss attributable to the non-controlling interest								(32,894)	(32,894)
Net loss							(785,083)		(785,083)
March 31, 2023	123,502,235	$123,502	—	—	$8,442,180	$—	$(12,002,683)	$(623,522)	$(4,060,523)

January 1, 2024	145,642,333	$145,642	—	—	$12,920,984	$—	$(15,497,602)	$(680,886)	(3,111,862)
Stock transactions	(1,000,000)	(1,000)			1,000				—
Stock subscription	333,333	333			(333)				—
Shares issued affiliate - 2021 Plan	1,190,460	1,191			130,645				131,836
Shares issued - 2021 Plan	1,643,231	1,643			166,805				168,448
Shares issued for the conversion of accounts payable affiliate	3,599,289	3,599			482,305				485,904
Shares issued for the conversion of accounts payable	7,409,512	7,410			877,994				885,404
Shares issued for the conversion of notes payable and accrued interest	9,857,092	9,857			1,253,705				1,263,562
Shares issued for the conversion of warrants	4,356,778	4,357			(4,357)				—
Net loss attributable to the non-controlling interest								(13,324)	(13,324)
Net loss							(800,329)		(800,329)
March 31, 2024	173,032,028	$173,032	—	—	$15,828,748	$—	$(16,297,931)	$(694,210)	$(990,361)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

IN THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	3-Months Ended
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(813,653)	$(817,977)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of IP	2,031	514
Stock-based compensation expense	168,410	850
Stock-based compensation expense affiliate	131,835	12750
Interest paid for conversion of note	163,562	—
Changes in operating assets and liabilities
Accounts payable and accrued expenses	273,151	351,474
Accounts payable and accrued expenses affiliate	(903)	265,500
Net cash used in operating activities	(75,567)	(186,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intangibles	(5,995)	(4,711)
Net cash used in investing activities	(5,995)	(4,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary stock transactions	—	50,000
Proceeds from stock subscriptions	4,000	—
Proceeds from issuance of convertible notes payable	61,500	—
Net cash provided by financing activities	65,500	50,000

Net increase (decrease) in cash	(16,062)	(141,600)
Cash, beginning of period	26,086	295,401
Cash, end of period	$10,024	$153,801

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$52,425
Income taxes paid	$—	$—
NON-CASH INVESTING & FINANCING ACTIVITIES
Common shares issued for the conversion of principal and accrued interest	$1,263,562	$—
Common shares issued for the conversion of accounts payable	885,404	—
Common shares issued for the conversion of accounts payable affiliate	$485,904	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IN THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia in humans, which is a lack of oxygen to tissues, in a safe and efficient manner.

Our Subsidiary, Pharmalectin, Inc. (the “Subsidiary”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address conditions related to viral diseases.

Our Foreign Subsidiary, Pharmalectin (BVI), Inc. (the “Foreign Subsidiary”) is the owner and custodian of the Company’s Copyrights, Trademarks and Patents.

Our subsidiary, Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is managing the Company’s local clinical research and trials, and holds the local rights to commercialization.

Organization

Bioxytran, Inc. was organized on October 5, 2017 as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On September 21, 2018, the Company underwent a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized Common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001. As at March 31, 2024 there are 173,032,028 shares of Common Stock issued and outstanding; 94,083,520 shares (54.4%) are beneficially held by insiders, or their affiliates; a non-affiliated shareholder beneficially owns 14,027,606 shares (8.1%)

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock, none outstanding, with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin, Inc. As at March 31, 2024, there are 29,410,000 shares of Common Stock issued and outstanding; 15,000,000 (51%) shares are held by Bioxytran and 14,410,000 shares (49%) are held by an affiliate where the beneficial ownership includes Mike Sheikh, Ola Soderquist and David Platt.

Pharmalectin BVI was organized on March 17, 2021, as a British Virgin Islands (BVI) Business Corporation with a BVI corporate taxing structure with 50,000 authorized and outstanding shares with a par value of $1.00. The Company holds 100% of the shares in the Subsidiary.

Pharmalectin India Pvt Ltd. (“Pharmalectin India”) was organized on August 30, 2022, as an Indian Business Corporation with its principal place of business in Hyderabad, Telangana, India, with 50,000 authorized shares with a par value of $0.12 (₹10). There are currently 41,020 outstanding shares whereof 41,000 (99.95%) are held by the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with US GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements.

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are statements prepared in accordance with US GAAP have been condensed or omitted. These financial statements should be read in conjunction with the Company’s December 31, 2022, audited financial statements and notes.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation, its majority owned subsidiary, Pharmalectin, Inc. of Delaware, as well as its wholly owned subsidiaries, Pharmalectin (BVI), Inc. of British Virgin Islands and Pharmalectin India Pvt Ltd. (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

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

At March 31, 2024, we would, based on the market price of $0.1058/share, be obligated to issue approximately 9,253,173 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “2021 Notes”), 2,422,144 shares upon exercise of the warrants, and 290,000 shares upon exercise of outstanding options, or a total of 11,965,317 shares of Common Stock. For the Notes, the shares total is based on $948,071 of currently outstanding principal, and unpaid interest.

The notes issued in 2021 (the “2021 Note”), have an interest rate of 10% and are convertible at the lower of (i) a fixed price of $0.13, or (ii) if the market price at the date of conversion is below $0.13, the conversion price will be reduced with 120% of the difference between conversion and market price. The notes issued in 2024 (the “2024 Note”), have an interest rate of 8% and are convertible at a fixed price of $0.13

The 14,410,000 (49%) shares of Common Stock in the Subsidiary, owned by an affiliate, come with an option to convert into a 16.8% ownership in the Company on a fully diluted basis, currently 42,892,010 shares of Common Stock.

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

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments from transactions in a company’s own stock “…from the determination of net income or the results of operations under all circumstances.”

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. In the three months ended March 31, 2024, the Company incurred $27,000 in research and development expenses, while during the three months ended March 31, 2023, the Company incurred $139,004.

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

Accrued Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as at each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under, or over, -estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at March 31, 2024, the Company had cash of $10,024 and a negative working capital of $1,105,877. The Company has not yet generated any revenues, and has incurred cumulative net losses of $16,297,931. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2024, the Company raised a net of $4,000 in cash proceeds from equity and $61,500 in cash proceeds from the issuance of convertible notes. During the same period in 2022, the Company raised a net of $50,000 in cash proceeds from subsidiary stock transactions. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June, 2024 and is pursuing alternative opportunities to funding.

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

NOTE 4 - AFFILIATE TRANSACTIONS

The Company holds License Agreements (the “License(s)” or “Agreement(s)”) for a medical device (license obtained in 2019) and a compound (license obtained in 2021), with two affiliated companies where the beneficial ownership includes Mike Sheikh, Ola Soderquist and David Platt. The products were developed prior to the establishment of Bioxytran. The maintenance fees for each license amount to $5,000 per year. During the three months ended March 31, 2024, there was $10,000 in transactions with affiliates. During the same period in 2023, there was $10,000 in transactions with affiliates for license maintenance.

The Company had at March 31, 2024 loan agreements calling for an 8% interest with two of its affiliates, one loan is for $35,070 with an accrued interest of $1,064, while the other is for $38,037 with an accrued interest of $33. As at December 31, 2023 there was a loan for $25,000 with an accrued interest of $542.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded in the 3 months ended March 31, 2024, and the year ended December 31, 2023.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Remaining Life (years)	March 31, 2024	December 31, 2023
Capitalized patent costs	18	$129,475	$123,480
Accumulated amortization		(13,959)	(11,929)
Intangible assets, net		$115,516	$111,552

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On March 31, 2024, there was $1,097 in interest due and $73,107 in loans from affiliates, and $30,000 in un-issued shares liability affiliate. On December 31, 2023, there was $2,000 in accounts payable and $25,000 in loans from affiliates, and $515,904 in un-issued shares liability affiliate.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at March 31, 2024, and at December 31, 2023:

	March 31, 2024	December 31, 2023
Accounts payable affiliate (1)	$—	$2,000
Professional fees	10,363	70,895
Interest affiliate (2)	1,457	—
Interest	86,571	223,759
Other	657	1,658
Un-issued share liability, affiliate (3)	30,000	515,904
Un-issued share liability, consultant	14,246	510,284
Short term loan from Affiliate (2)	73,107	25,000
Short term Loan	38,000	—
Convertible note payable	861,500	1,900,000
Total current liabilities	$1,115,901	$3,249,500

(1)	On December 31, 2023, there was $2,000 due to the CFO for advanced expenses.
(2)	On March 31, 2024, the Company has a loan of $73,107 from affiliates, the interest is 8% and is currently $1,457. On December 31, 2023, the loan was $25,000.
(3)	On March 31, 2024, there are 241,938 shares of Common Stock awarded but not issued to three Board Members in the first quarter of 2024. The total fair market value at the time of the award was $30,000. On December 31, 2023, there were 211,269 shares awarded but not issued to three Board Members. The total fair market value at the time of the award was $30,000. There were also 3,599,289 shares not issued, but converted, from salaries and expenses by the management for a fair market value of $485,904.

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

On May 5, 2023, three (3) of the Notes were renegotiated; the interest was set to 10%, a prepayment at 120% was included and the Notes extended until April 30, 2024. The conversion price was adjusted to the lower of (i) a fixed price of $0.13, or (ii) if the market price at the date of conversion is below $0.13, the conversion price will be reduced with 120% of the difference between conversion and market price.

At March 31, 2024 and December 31, 2023, the outstanding convertible notes were as follows:

Name		Principal due	Accrued interest	Total amount due
		December 31, 2023
Private Placement, 2021 Note	(1)	$900,000	$63,814	$963,814
2021 Note issued in exchange for prior Notes	(2)	1,000,000	159,945	1,159,945
		$1,900,000	$223,759	$2,123,759

March 31, 2024
Private Placement, 2021 Note	(3)	$800,000	$85,978	$885,978

(1)	Net cash received from these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	All earlier issued Notes were paid off and assumed by a different entity/company. Portions of the balance was forgiven and a new note of $1,000,000 was issued to a third party.
(3)	In the first quarter of 2024 a total of $1,263,562 (whereof $163,562 in interest) was converted into 9,857,092 shares of Common Stock. The remaining “2021 Note” has an interest rate of 10% and is convertible at the lower of (i) a fixed price of $0.13, or (ii) if the market price at the date of conversion is below $0.13, the conversion price will be reduced with 120% of the difference between conversion and market price.

Private Placement, 2024

On March 15, 2024, we entered into a Security Purchase Agreements (the “2024 SPA’s”), with an accredited investor, under which we agreed to sell a Note, in a principal amount of $61,500 with 8% interest (the “2024 Note”) to the holders of the 2024 Note (the “2024 Holder”).

At any time after the issue date of the 2024 Note, the 2024 Holder has the option to convert any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into shares of our Common Stock at the Conversion Price. The “Conversion Price” is set to $0.13 per share.

The Common Stock underlying the 2024 Note, when issued, bear a restrictive legend and are currently eligible for resale under Rule 144.

Name	Principal due	Accrued interest	Total amount due
	March 31, 2024
Private Placement, 2024 Note	$61,500	$593	62,093

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred Stock

As at March 31, 2024, no Preferred shares have been designated nor issued.

Common Stock

As at January 1, 2023, there were 123,252,235 shares of Common Stock issued and outstanding.

Issuances in the period January 1 and March 31, 2023

On January 4, 2023 the Company issued 93,750 shares of Common Stock against $30,000 included in Stockholders Equity as Stock Subscription at December 31, 2022, or 0.32/share.

On February 10, 2023 the Company issued 156,250 shares of Common Stock against $50,000, or 0.32/share.

Issuances in the period January 1 and March 31, 2024

On January 17, 2024, the Company issued 333,333 shares of Common Stock in a private placement against $45,000, or 0.135/share.

On January 18, 2024, the Company issued 3,703,704 shares of Common Stock in exchange for invoices of $500,000, or 0.135/share.

On January 18, 2024, the Company issued 3,599,289 shares of Common Stock to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $485,904, or 0.135/share.

On January 19, 2024, the Company returned 1,000,000 shares of Common Stock into treasury. The shares outstanding at year end were included in the value of Common Stock and reversed in Additional Paid in Capital (“APIC”) at par, $1,000.

On March 20, 2024, the Company issued 906,618 shares of Common Stock against a principal of $100,000 from the remaining 2021 Note, or 0.11/share.

On January 22, 2024, the Company issued 4,356,778 shares of Common Stock in a cash-less exercise in exchange for 5,066,264 shares in Pharmalectin at a fixed conversion rate of 1.18864/share. The Subsidiary cancelled 1,358,466 option shares with provisions for dilutive issuance and cash-less exercise.

On January 22, 2024, the Company issued 8,950,474 shares of Common Stock in conversion of a note of $1,000,000 and $163,562 in interest, or 0.13/share.

On March 27, 2024, the Company issued 3,705,808 in exchange for invoices in the amount of $385,404, or 0.104/share.

2021 Stock Plan issuances in the period January 1 and March 31, 2024

In the first three months of 2024, the Company issued 1,190,460 shares of Common Stock to its Board members and Management for their contribution throughout the year 2023. The shares had a fair value of $131,836, or an average of 0.111/share.

In the first three months of 2024, the Company issued 1,643,231 shares of Common Stock to twelve consultants for their contribution throughout the year 2023. The shares had a fair value of $168,448, or an average of 0.103/share.

As at March 31, 2024, the Company has 173,032,028 shares of Common Stock issued and outstanding.

Common Stock Warrants

In the 3 months ended March 31, 2024 and 2023 the Company did not issue any Warrants.

The following table summarizes the Company’s Common Stock warrant activity in the 3 months ended March 31, 2024 and 2023:

	Number of Warrants*	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2023	542,030	$0.42	4.1
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at March 31, 2023	542,030	$1.14	3.8

Outstanding as at January 1, 2024	1,342,030	$0.29	3.8
Granted	—	—	—
Exercised	—	—	—
Forfeited/Canceled	—	—	—
Outstanding as at March 31, 2024	1,342,030	$0.29	3.5

*	The warrant agreements issued in 2019 for a total of 50,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2023, the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.09, or 541,878 shares in a cash-less exercise.

The following table summarizes information about stock warrants that are vested or expected to vest at March 31, 2024, with a market price of $0.1058 at March 31, 2024:

	Warrants Outstanding				Exercisable Warrants
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
1,342,030	$0.29	3.5	$—	1,342,030	$0.29	3.5	$—

The weighted-average remaining contractual life for warrants exercisable at December 31, 2023, is 3.5 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at March 31, 2024.

NOTE 9 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Stock Plan” (2021 Plan) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year. On January 1, 2024, the 2021 Employee, Director and Consultant Stock Plan (the “2021 Plan”) was reset in accordance with its stipulations. After the reset there were 30,028,314 shares of Common Stock awards available for grant.

As at January 1, 2024, there were 335,000 outstanding stock options valued at historic fair market value of $155,505 and a cumulative 5,288,687 shares issued valued at a fair historic market value of $99,910 at the time of award. As at March 31, 2023, there existed “The 2010 Stock Plan” and under this plan there were 524,000 outstanding stock options with a fair historic market value of $173,362 and a cumulative 4,290,709 shares issued with a negative (historically awarded “expensive” stock was returned to treasury in 2021) fair historic market value of $97,272 at the time of award.

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

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2023	4,290,709	$0.001 – 0.550	$(0.020)
Shares Issued	—	—	—
Shares Issued as of March 31, 2023	4,290,709	0.001 – 0.550	(0.020)

Shares Issued as of January 1, 2024	5,288,687	0.001 – 0.550	0.020
Shares Issued	2,833,691	0.106– 0.142	0.108
Shares Issued as of March 31, 2024	8,122,378	$0.001 – 0.550	$0.049

In the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $300,245 and $13,600, respectively, in connection with share-based payment awards. There were no awards from the 2021 Plan in the three months ended March 31, 2023.

Issuances in the period January 1 and March 31, 2024

On March 27, 2024 the Company issued 211,269 shares of Common Stock to three Board members for their contribution during the fourth quarter of 2023. The shares had a fair value of $30,000 and were included in Stockholders Equity as Stock Subscription at December 31, 2023, or $0.142/share.

On March 27, 2024 the Company issued 72,423 shares of Common Stock to three Consultants for their contribution during the fourth quarter of 2023. The shares had a fair value of $10,284 and were included in Stockholders Equity as Stock Subscription at December 31, 2023, or $0.142/share.

On March 27, 2024 the Company issued 979,191 shares of Common Stock, as an equity bonus for the year 2023, to its Board and Management. The shares had a fair value of $100,855, or $0.104/share.

On March 27, 2024 the Company issued 1,520,808 shares of Common Stock, as an equity bonus to thirteen Consultants that had contributed to the Company’s R&D during 2023. The shares had a fair value of $158,643, or $0.104/share.

On March 27, 2024 the Company mistakenly issued 50,000 shares of Common Stock, $50 was accounted in Common Stock against APIC.

Stock options granted and vested 2021 Plan:

There were no stock options granted the three months ended March 31, 2024, while, 45,000 were forfeited. There were no stock options granted the three months ended March 31, 2024, while, 48,000 were forfeited.

The following table summarizes the Company’s stock option activity in the three months ended March 31, 2024, and 2023:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2023	524,000	$0.001 – 0.95	$0.71
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(48,000)	0.15 – 0.32	0.16
Outstanding as of March 31, 2023	476,000	$0.001 - 0.95	$0.47

Outstanding as of January 1, 2024	335,000	$0.001 - 0.95	$0.62
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(45,000)	0.34	0.34
Outstanding as of March 31, 2024	290,000	$0.001 - 0.95	$0.68

The following table summarizes information about stock options that are vested or expected to vest at March 31, 2024:

		Options Outstanding				Exercisable Options
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	0.33	$4,635	45,000	$0.001	0.33	$4,635
0.19	45,000	0.19	0.08	—	45,000	0.19	0.08	—
0.95	200,000	0.95	0.45	—	200,000	0.95	0.45	—
$0.001-1.21	290,000	$0.68	0.38	$4,635	290,000	$0.68	0.38	$4,635

There were no granted options granted, nor any options issued in the period ended March 31, 2024 and 2023:

The weighted-average remaining estimated life for options exercisable at March 31, 2024 is 0.38 years.

The aggregate intrinsic value for fully vested, exercisable options was $4,635 at March 31, 2024 and at December 31, 2023 was $6,750. The actual tax benefit realized from stock option exercises in the three months ended at March 31, 2024 and 2023 was $0 as no options were exercised.

As at March 31, 2024 the Company has 27,242,623 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – NON-CONTROLLING INTEREST

	March 31, 2024	December 31, 2023
Net loss Subsidiary	(27,191)	(333,630)
Net loss attributable to the non-controlling interest	13,324	90,258
Net loss affecting Bioxytran	(13,867)	(243,372)

Accumulated losses	(3,955,108)	(3,927,917)
Accumulated losses attributable to the non-controlling interest	855,160	841,836
Accumulated losses affecting Bioxytran	(3,099,948)	(3,086,081)

Net equity non-controlling interest	(694,210)	(680,886)

As at March 31, 2024, there are 29,410,000 issued and outstanding shares in Pharmalectin; 15,000,000 (51%) shares of Common Stock are held by Bioxytran and 14,410,000 shares (49%) are held by an affiliate where the beneficial ownership includes Mike Sheikh, Ola Soderquist and David Platt. As per the exchange terms in the Joint Venture Agreement dated November 15, 2020, the affiliate has the option to convert 15,000,000 shares in the Subsidiary into a 17.5%, or a pro-rated quantity thereof, ownership in Company. If the option is exercised, it would result in significant dilution to shareholders which could lead to a significant decrease in our stock price, based on how the market perceive the value of fully control the Subsidiary.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2024 through the date the financial statements were issued. The events requiring disclosure for this period are as follows;

Remuneration Adjustment by Management Team

The management team will reduce their compensation with 67% for the remainder of 2024, or until the Company is listed on a major national stock exchange, whichever comes first.

Common stock

Stock Subscription

On May 15, 2024, the Company issued 173,077 shares of Common Stock for a cash investment of $18,000, or $0.104/share. $4,000 of these funds were included as unissued shares in the financial statements at March 31, 2024.

Conversion of Note

On May 15, 2024, the Company issued 479,192 shares of Common Stock in conversion of a note of $61,500 and $795 in interest, or $0.13/share.

Shares Awarded under the 2021 Stock Plan

On April 4, 2024, the Company issued 1,000,000 shares of Common Stock to a consultant as payment for a 12-month investor relations agreement. The shares fair value was $104,000, or $0.104/share.

On April 5, 2024 the Company corrected an issuance of 50,000 made on March 27, 2023. $50 was transferred from Common Stock to APIC.

On May 19, 2024, the Company issued 241,938 shares of Common Stock to affiliates for their service in the Board of Directors during the first quarter of 2024. The fair value of these shares was $30,000, or $0.124/share. The issuance was included as unissued shares related party in the financial statements at March 31, 2024.

On May 19, 2024, the Company issued 86,246 shares of Common Stock to non-affiliates for their services during the first quarter of 2024. The fair value of these shares was $10,246, or $0.124/share. The issuance was included as unissued shares related party in the financial statements at March 31, 2024.

Management sees no further subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2023, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2024. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Our Subsidiary is focusing on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. The Company has developed a novel method designed to reduce the viral load and modulate the immune system using a Galectin Antagonist. The lead drug candidate is a glyco-virology platform technology named ProLectin, a complex galectin antagonist that binds to, and blocks the activity of galectin-3, a type of galectin. During viral infections galectins are upregulated and downregulated based on the type of virus. To our knowledge, Pharmalectin, Inc. is the only company planning to develop, what we believe is a viable, end-to-end solution for upper respiratory viruses. We are also the only company, to our knowledge, attempting to use a Galectin Antagonist to combat upper respiratory viruses, eg SARS-CoV-2, Influenza N1H1 and Respiratory Syncytial Virus (RSV).

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has convertible loans outstanding at a total face value of $861,500. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $16,297,931 as at March 31, 2024. The accumulated deficit as at December 31, 2023, was $15,497,602.

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

RESULTS OF OPERATIONS IN THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products as of the fourth quarter of 2021 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

Research and Development

	Three months ended
	March 31, 2024	March 31, 2023
Research and development
Process development	$—	$—
Product development	—	—
Regulatory	—	47,004
Clinical trials	—	74,000
Project management	27,000	18,000
Total research and development	$27,000	$139,004

During the three months ended March 31, 2024, the Company recorded $27,000 in R&D expenses. During the three months ended March 31, 2023, the Company recorded $139,004. The major difference is due to a lack of funding.

General and Administrative expenses

	Three months ended
	March 31, 2024	March 31, 2023
Payroll and related expenses	$377,122	$359,142
Costs for legal, accounting and other professional services	6,676	43,113
Promotional expenses	22,000	165,251
Miscellaneous expenses	50,749	30,132
Total general and administrative expenses	$456,546	$597,638

Payroll and related expenses in the three months ended March 31, 2024 were $377,122 compared to $359,142 in the three months ended March 31, 2024. The management team will reduce their compensation with 67% for the remainder of 2024, or until the Company is listed on a major national stock exchange, whichever comes first.

The Costs for legal, accounting and other professional services in the three months ended March 31, 2024 decreased due to reduced activity for lack of funding.

Promotional expenses in the three months ended March 31, 2024 were $22,000, as compared to $165,251In the three months ended March 31, 2023. Promotional activities were paid upfront without possibility of claw back.

Miscellaneous G&A expenses during the three months ended March 31, 2024 and 2023 was $50,749 and $30,132, respectively. The difference is due to training expenses

Stock-based Compensation

	Three months ended
	March 31, 2024	March 31, 2023
Compensation expense to BoD and Management	$131,835	$12,750
Compensation expense to consultants	168,410	850
Total compensation expense	$300,245	$13,600

Stock-based compensation mounted to $300,245 in the three months ended March 31, 2024. The stock-based compensation in the three months ended March 31, 2023 was $13,600. The 2023 bonus, equally divided by the Company’s contributors explain $259,999 of the difference.

Other expenses

	Three months ended
	March 31, 2024	March 31, 2023
Interest expense	26,734	67,221
Interest expense affiliate	1,097	—
Amortization of IP	2,031	514
Total other income (expenses)	$29,862	$67,735

During the three months ended March 31, 2024, the Company recorded an interest expense of $27,831 (of which $1,097 was payable to affiliates) and $2,031 in amortization of the Company’s IP. During the three months ended March 31, 2023, the Company recorded an interest expense of $67,221 and $514 in amortization of the Company’s IP. The reduction of interest expense is due to the conversion of the 2021 Notes

Non-Controlling Interest

	Three months ended
	March 31, 2024	March 31, 2023
Net loss attributable to the non-controlling interest	$13,324	$32,894

Net equity non-controlling interest	(694,210)	(623,552)

In the three months ended March 31, 2024 and 2023 there was a non-controlling interest attribution of $13,324 and $32,894 respectively. The difference is due to a significant reduction in the R&D activities due to lack of capital.

In the three months ended March 31, 2024 and 2023 net equity non-controlling interest were negative $694,210 versus negative $623,552

	# of shares	# of options	March 31, 2024	December 31, 2023
Minority owners cash investment	14,410,000		$160,950	$160,950
Bioxytran interest in subsidiary	15,000,000		1,500	1,500
Total outstanding	29,410,000	—	$162,450	$162,450

As at March 31, 2024, and at December 31, 2023, there were 29,410,000 issued and outstanding shares in Pharmalectin; 15,000,000 (51%) shares of Common Stock are held by Bioxytran, and 14,410,000 shares (49%) are held by an affiliate where the beneficial ownership includes Mike Sheikh, Ola Soderquist and David Platt. As per the exchange terms in the Joint Venture Agreement dated November 15, 2020, the affiliate has an option to convert 15,000,000 shares in the Subsidiary into a 17.5%, or a pro-rated quantity thereof, ownership in Company. If the option is exercised, it would result in significant dilution to shareholders which could lead to a significant decrease in our stock price, based on how the market perceive the value of fully control the Subsidiary.

Net Loss

	Three months ended
	March 31, 2024	March 31, 2023
Net loss attributable to Bioxytran	$(800,329)	$(785,083)

Loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic	162,808,026	123,495,291

The Company generated a net loss in the three months ended March 31, 2024 of $800,329. in comparison, in the three months ended March 31, 2023, the Company generated a net loss of $785,083. The difference is due to a significant reduction in the R&D activities, due to lack of capital.

CASH-FLOWS

	Three months ended
	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(75,567)	$(186,889)

Net cash used in investing activities	(5,995)	(4,711)

Net cash provided by financing activities	65,500	50,000

Net increase (decrease) in cash	$(16,062)	$(141,600)
Cash, beginning of period	26,086	295,401
Cash, end of period	10,024	153,801

Net cash used in operating activities was $75,567 and $186,890 in the three months ended March 31, 2024 and 2023, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.

In the Three months ended March 31, 2024 the Company is in the process of filing a patent, and $5,995 was spent in legal fees. in the Three months ended March 31, 2023 the amount was $4,711.

Cash flows from financing activities were $65,500 and $50,000 in the three months ended March 31, 2024 and 2023, respectively.
The available cash was $10,024 and $153,801 in the end of the Three months ended March 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	March 31, 2024	December 31, 2023
Cash	$10,024	$26,086
Total current assets	$10,024	$26,086

As of March 31, 2024, our current assets consisted of $10,024 in cash at December 31, 2023 we had $26,086 in cash.

Current Liabilities

	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$97,591	$296,312
Accounts payable affiliate	1,457	2,000
Un-issued shares liability	14,246	510,284
Un-issued shares liability affiliate	30,000	515,904
Short term loan	38,000
Short term loan affiliate	73,107	25,000
Convertible notes payable, net of discount	861,500	1,900,000
Total current liabilities	1,115,901	3,249,500

At March 31, 2024 we had total liabilities of $1,115,901, which consisted of $99,048 in accounts payable and accrued expenses (of which $1,457 was payable to affiliates), $111,107 in short term loans (whereof $73,107 is a loan from affiliates), $44,246 in un-issued shares (of which $30,000 was payable to affiliates), and $861,500 in two convertible loans.

At December 31, 2023 total liabilities were $3,249,500, consisting of $298,321 in accounts payable and accrued expenses (of which $2,000 was payable to affiliates), $25,000 in a loan from affiliates and $1,026,188 in un-issued shares (of which $515,904 was payable to affiliates), as well as $1,900,000 in the form of two convertible loans net of discount. The difference was made possible by converting loans and accounts payable to equity.

Net Working Capital and Accumulated Deficit

	March 31, 2024	December 31, 2023
Net working capital	$(1,105,877)	$(3,223,414)

Accumulated deficit	$(16,297,931)	$(15,497,602)

At March 31, 2024, the net working capital was negative $1,105,877 and the accumulated deficit of $16,297,931. Comparatively, on December 31, 2023, we had net working capital of negative $3,223,414 and an accumulated deficit of $15,497,602. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June 2024. We believe that the Company must raise not less than $3,700,000 to be able to continue our business operations over the next 15 months.

Cash Proceeds from Financing Activities

	Three months ended
	March 31, 2024	March 31, 2023
Proceeds from stock transactions	$4,000	$50,000
Proceeds from issuance of convertible notes payable	61,500	—
Net cash provided by financing activities	$65,500	$50,000

During the Three months ending March 31, 2024, the Company had raised $65,500 through issuance of Common shares and a convertible note. in the period ended March 31,2022 the Company raised $50,000 through issuance of Common shares.

Upcoming Financing Activities

The Company intends to issue a Private Placement Offering under Regulation D in the order of three (3) million dollars in first half of 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at March 31, 2024, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. in making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2024 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the 3 months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective as of April 19, 2024, the Company has elected Dr. Radka Milanova, to fill the vacancy left by Dr. Chen-Walden, (now deceased).

Dr. Radka Milanova holds a PhD in Organic Chemistry from Simon Fraser University, Canada. Dr. Milanova’s professional experience includes executive positions with various biotechnology companies. She has championed and captained five Investigational New Drug Applications (“IND”) and two successful New Drug Applications (“NDA”), led Research and Development programs, invented eight granted patents and seventeen publications, obtained millions in grants, associated with licensing deals and business development agreements that achieved winning commercialization results, maximizing global market share and generating millions in revenues. Our Board of Directors believes that Dr. Milanova’s expertise and experience in practicing pharmaceutical development, her perspective, depth and background in business development and out-licensing, and her leadership experience in the field of biotechnology provide her with the qualifications and skills to serve on our Board of Directors.

Item 6. Exhibits

Exhibit No.		Title of Document

10.83	*	Option Agreement for conversion/exchange between Pharmalectin, Inc. and Bioxytran, Inc. shares of Common Stock, dated November 20, 2021.

31.1	*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100		The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended March 31, 2024 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: April 19, 2024	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer