Form 10-Q/A
period 2024-03-31
BIOXYTRAN, INC
filed 2024-04-22
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Bioxytran, Inc. for the quarter ended March 31, 2024, originally filed on April 19, 2024 (the “Original Filing”), is being filed solely to correct Note 12 to the Financial Statements in the original filing. Inadvertently, the month of May was incorrectly stated, instead of the month of April. Note 12 - Subsequent Events, of this Amendment No. 1, has been restated with the actual month of issuance for the shares of Common Stock.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-Q/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

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

Common stock

Stock Subscription

On April 15, 2024, the Company issued 173,077 shares of Common Stock for a cash investment of $18,000, or $0.104/share. $4,000 of these funds were included as unissued shares in the financial statements at March 31, 2024.

Conversion of Note

On April 15, 2024, the Company issued 479,192 shares of Common Stock in conversion of a note of $61,500 and $795 in interest, or $0.13/share.

Shares Awarded under the 2021 Stock Plan

On April 4, 2024, the Company issued 1,000,000 shares of Common Stock to a consultant as payment for a 12-month investor relations agreement. The shares fair value was $104,000, or $0.104/share.

On April 5, 2024 the Company corrected an issuance of 50,000 made on March 27, 2023. $50 was transferred from Common Stock to APIC.

On April 19, 2024, the Company issued 241,938 shares of Common Stock to affiliates for their service in the Board of Directors during the first quarter of 2024. The fair value of these shares was $30,000, or $0.124/share. The issuance was included as unissued shares related party in the financial statements at March 31, 2024.

On April 19, 2024, the Company issued 86,246 shares of Common Stock to non-affiliates for their services during the first quarter of 2024. The fair value of these shares was $10,246, or $0.124/share. The issuance was included as unissued shares related party in the financial statements at March 31, 2024.

Management sees no further subsequent events requiring disclosure.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bioxytran, Inc..

April 22, 2024	By:	/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.		Title of Document

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act, as amended

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act, as amended

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.