Form 10-Q
period 2024-06-30
BIOXYTRAN, INC
filed 2024-08-14
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The amount of registered shares of the registrant’s Common Stock as of August 14, 2024, was 177,955,620.

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., June 30, 2024

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024, AND DECEMBER 31, 2023

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$13,522	$26,086
Total current assets	13,522	26,086

Intangibles, net	115,031	111,552

Total assets	$128,553	$137,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$216,526	$296,312
Accounts payable affiliate	107,767	2,000
Un-issued shares liability	10,242	510,284
Un-issued shares liability affiliate	55,000	515,904
Short term loan	38,000	—
Short term loan affiliate	70,974	25,000
Convertible notes payable, net of premium and discount	730,000	1,900,000
Total current liabilities	1,228,509	3,249,500

Total liabilities	1,228,509	3,249,500

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 177,416,428 and 145,642,333 issued and outstanding as at June 30, 2024, and December 31, 2023	177,416	145,642
Additional paid-in capital	16,376,479	12,920,984
Non-controlling interest	(694,210)	(680,886)
Accumulated deficit	(16,959,641)	(15,497,602)
Total stockholders’ deficit	(1,099,956)	(3,111,862)

Total liabilities and stockholders’ deficit	$128,553	$137,638

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expenses:
Research and development	$—	$149,638	$27,000	$288,642
General and administrative	441,247	604,932	608,396	928,070
General and administrative affiliate	102,447	298,000	391,844	572,500
Compensation Expense	10,691	360	179,101	1,210
Compensation Expense affiliate	55,000	4,750	186,835	17,500
Total operating expenses	609,385	1,057,680	1,393,176	1,807,922

Loss from operations	(609,385)	(1,057,680)	(1,393,176)	(1,807,922)

Other expenses:
Interest expense	(19,913)	(39,477)	(46,647)	(106,698)
Interest expense affiliate	(876)	—	(1,973)	—
Amortization of IP	(1,536)	(2,188)	(3,567)	(2,702)
Debt discount amortization and issuance of warrants	(30,000)	(348,637)	(30,000)	(348,637)
Total other income (expenses)	(52,325)	(390,302)	(82,187)	(458,037)

Net loss before provision for income taxes	(661,710)	(1,447,982)	(1,475,363)	(2,265,959)

Provision for income taxes	—	—	—	—
NET LOSS	(661,710)	(1,447,982)	(1,475,363)	(2,265,959)

Net loss attributable to the non-controlling interest	—	764	13,324	33,658

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(661,710)	$(1,447,218)	$(1,462,039)	$(2,232,301)

Loss per Common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of Common shares out-standing, basic and diluted	176,605,978	128,804,789	171,264,464	126,224,323

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(UNAUDITED)

	Common Stock		Preferred Stock		Add. Paid in Capital
	Shares	Amount	Shares	Amount	Common	Preferred	Accumul. Deficit	Non- contr. Int.	Total Equity
January 1, 2023	123,252,235	$123,252	—	$—	$8,392,430	$—	$(11,217,600)	$(590,628)	$(3,292,546)
Stock transactions	250,000	250			79,750				80,000
Stock subscription					(30,000)				(30,000)
Net loss attrib to the non-contr int.								(32,894)	(32,894)
Net loss							(785,083)		(785,083)
March 31, 2023	123,502,235	$123,502	—	$—	$8,442,180	$—	$(12,002,683)	$(623,522)	$(4,060,523)

Stock transactions	192,411	192			64,808				65,000
Issuance stock plan affiliate	110,000	110			50,090				50,200
Issuance stock plan other	4,000	4			1,786				1,790
Conversion of debt affiliate	6,763,562	6,764			2,157,576				2,164,340
Conversion of debt other	137,656	138			43,912				44,050
Convertible note	1,325,430	1,325			170,981				172,306
Issuance of warrants					348,637				348,637
Net loss attrib to the non-contr int.								(764)	(764)
Net loss							(1,447,218)		(1,447,218)
June 30, 2023	132,035,294	$132,035	—	$—	$11,279,970	$—	$(13,449,901)	$(624,286)	$(2,662,182)

	Common Stock		Preferred Stock		Add. Paid in Capital
	Shares	Amount	Shares	Amount	Common	Preferred	Accumul. Deficit	Non- contr. Int.	Total Equity
January 1, 2024	145,642,333	$145,642	—	$—	$12,920,984	$—	$(15,497,602)	$(680,886)	$(3,111,862)
Stock transactions	(1,000,000)	(1,000)			1,000				—
Stock subscription	333,333	333			(333)				—
Issuance stock plan affiliate	1,190,460	1,191			130,645				131,836
Issuance stock plan other	1,643,231	1,643			166,805				168,448
Conversion of debt affiliate	3,599,289	3,599			482,305				485,904
Conversion of debt other	7,409,512	7,410			877,994				885,404
Conversion of warrants	4,356,778	4,357			(4,357)				—
Convertible note	9,857,092	9,857			1,253,705				1,263,562
Net loss attrib to the non-contr int.								(13,324)	(13,324)
Net loss							(800,329)		(800,329)
March 31, 2024	173,032,028	$173,032	—	$—	$15,828,748	$—	$(16,297,931)	$(694,210)	$(990,361)

Stock transactions	580,396	580			62,420				63,000
Issuance stock plan affiliate	241,938	242			29,758				30,000
Issuance stock plan other	36,246	36			10,659				10,695
Conversion of debt	2,277,397	2,277			283,848				286,125
Convertible note	1,248,423	1,249			161,046				162,295
Net loss							(661,710)		(661,710)
June 30, 2024	177,416,428	$177,416	—	$—	$16,376,479	$—	$(16,959,641)	$(694,210)	$(1,099,956)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(UNAUDITED)

	Six Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,475,363)	$(2,265,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	30,000	348,637
Amortization of IP	3,567	2,702
Stock-based compensation	179,101	1,210
Stock-based compensation affiliate	186,835	17,500
Interest paid for note conversion	164,357	7,306
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	630,286	(106,682)
Accounts payable affiliate	151,199	1,655,113
Net cash used in operating activities	(130,018)	(340,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(7,046)	(25,047)
Net cash used in investing activities	(7,046)	(25,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales	63,000	115,000
Proceeds from issuance of convertible notes payable	61,500	—
Net cash provided by financing activities	124,500	115,000

Net decrease in cash	(12,564)	(250,220)
Cash, beginning of period	26,086	295,401
Cash, end of period	$13,522	$45,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$52,425
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	—	348,637
Debt discount on convertible note	75,000	—
Common shares issued for the conversion of principal and accrued interest	1,425,857	172,306
Common shares issued for the conversion of accounts payable	1,171,529	—
Common shares issued for the conversion of accounts payable affiliate	$485,904	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(UNAUDITED)

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia (a lack of oxygen to tissues) in humans in a safe and efficient manner.

Pharmalectin, Inc. (the “Pharmalectin” is a subsidiary focused on the development, manufacture and commercialization of therapeutic drugs designed to address conditions related to viral diseases.

Pharmalectin (BVI), Inc. (the “Pharmalectin BVI”) is a subsidiary serving as custodian of the Company’s Copyrights, Trademarks and Patents.

Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is a subsidiary managing the Company’s local clinical research and trials, and holds the local rights to commercialization.

Organization

Bioxytran, Inc. was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On September 21, 2018, the Company underwent under a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized shares of Common Stock with a par value of $0.001, and 50,000,000 shares of Preferred Stock with a par value of $0.001. As at June 30, 2024, there are 177,416,428 shares of Common Stock issued and outstanding; 94,057,658 shares (53.1%) are beneficially held by insiders, or their affiliates.

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin, Inc. As at June 30, 2024, there are 29,410,000 shares of Common Stock issued and outstanding; of which 15,000,000 (51%) shares are held by Bioxytran and 14,410,000 shares (49%) are held by an affiliate where the beneficial ownership includes the Company’s officers.

Pharmalectin BVI was organized on March 17, 2021, as a British Virgin Islands (“BVI”) Business Corporation with a BVI corporate taxing structure with 50,000 authorized and outstanding shares of Common Stock with a par value of $1.00. The Company holds 100% of the shares in the Subsidiary.

Pharmalectin India was organized on August 30, 2023, as an Indian Business Corporation with its principal place of business in Hyderabad, Telangana, India, with 50,000 authorized shares of Common Stock with a par value of $0.12 (₹10). There are currently 41,020 outstanding shares whereof 41,000 (99.95%) are held by the Company.

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

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the U.S. GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and prepared in accordance with U.S. GAAP. These financial statements should be read in conjunction with the Company’s December 31, 2023, audited financial statements and notes.

Reclassification

Statements of Operations: By request from our shareholders general and administrative expenses, as well as Interest expenses has been separated into affiliate and third party (others) in comparison with earlier periods.

Statements of Cash Flows: By request from our shareholders stock-based compensation has been separated into affiliate and third party (others) in comparison with earlier periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bioxytran, including its majority owned subsidiary, Pharmalectin, as well as its wholly owned subsidiaries, Pharmalectin BVI and Pharmalectin India (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

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

At June 30, 2024, we would, based on the market price of $0.096/share, be obligated to issue approximately 11,381,338 shares of Common Stock upon conversion of the currently outstanding 2021 convertible note (the “2021 Note”), based on $910,096 in outstanding principal and interest. The 2021 Note carry an interest rate of 10% and is convertible at a fixed exercise price of $0.08/share. Upon exercise of outstanding warrants 1,292,030 shares could be issued, along with an additional 1,130,114 shares for warrants with dilutive exercise. The 2021 stock plan has 27,006,439 stock or options available for grant and there are 245,000 shares available for exercise with outstanding stock options.

The 14,410,000 (49%) shares of Common Stock in the Subsidiary, owned by an affiliate. The affiliate has the option to convert the shares into 16.8% of the Company’s Common Stock, currently 42,453,550 shares on a fully diluted basis.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. In the six months ended June 30, 2024, the Company incurred $27,000 in research and development expenses, while during the six months ended June 30, 2023, the Company incurred $288,642.

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

Accrued Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that third parties have performed on our behalf and estimating the level of service performed and the associated cost incurred on these services as at each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as those arising from the services of attorneys and accountants and accrued payroll expenses. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual services incurred by the service providers. In the event that we do not identify certain costs that have been incurred or we under, or over, estimate the level of services or costs of such services, our reported expenses for a reporting period could be understated or overstated. The date on which certain services commence, the level of services performed on or before a given date, and the cost of services are often subject to our judgment. We make these judgments based upon the facts and circumstances known to us in accordance with accounting principles generally accepted in the U.S.

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

The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2020, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2022. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at June 30, 2024, the Company had cash of $13,522 and a negative working capital of $1,214,987. The Company has not yet generated any revenues, and has incurred cumulative net losses of $16,959,641. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2024, the Company raised a net of $63,000 in cash proceeds from equity and $61,500 in cash proceeds from the issuance of convertible notes. During the same period in 2023, the Company raised a net of $115,000 in cash proceeds from equity. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2024, and is pursuing alternative opportunities to funding.

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

NOTE 4 - AFFILIATE TRANSACTIONS

The Company holds License Agreements (the “License(s)” or “Agreement(s)”) for a medical device (license obtained in 2019) and a compound (license obtained in 2021), with two affiliated companies where the beneficial ownership includes the Company’s officers. The products were developed prior to the establishment of Bioxytran. The yearly maintenance fees for each license amount to $5,000 per year. During the six months ended June 30, 2024, and in 2023, there was $10,000 in transactions with affiliates for license maintenance.

The Company had at June 30, 2024, loan agreements calling for an 8% interest with two of its affiliates for a total value of $70,974 with an accrued interest of $2,515. As at December 31, 2023, there was a loan for $25,000 with an accrued interest of $542.

NOTE 5 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2024, and the year ended December 31, 2023.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Remaining Life (years)	June 30, 2024	December 31, 2023
Capitalized patent costs	18	$130,526	$123,480
Accumulated amortization		(15,495)	(11,928)
Intangible assets, net		$115,031	$111,552

NOTE 6 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On June 30, 2024, there was $2,515 in interest due and $70,974 in loans from affiliates, and $55,000 in un-issued shares liability affiliate. On December 31, 2023, there was $2,000 in accounts payable and $25,000 in loans from affiliates, and $515,904 in un-issued shares liability affiliate.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at June 30, 2024, and at December 31, 2023:

		June 30,2024	December 31, 2023
Accounts payable affiliate	(1)	$105,251	$2,000
Professional fees		41,846	70,895
Payroll Tax		14,058	—
401K		52,434	—
Interest affiliate	(2)	2,515	—
Interest		105,507	223,759
Other		2,682	1,658
Un-issued share liability, affiliate	(3)	55,000	515,904
Un-issued share liability, consultant		10,242	510,284
Short term loan from Affiliate	(2)	70,974	25,000
Short term loan		38,000	—
Convertible note payable		730,000	1,900,000
Total current liabilities		$1,228,509	$3,249,500

(1)	As at June 30, 2024, there are $105,252 in affiliate accounts payable. Accumulated payroll for the months of April to June 2024 is $96,252, $35,001 for each the CEO and CFO and $26,250 for the CCO, each person also has $3,000 of expense claims. On December 31, 2023, there was $2,000 due to the CFO for advanced expenses.

(2)	On June 30, 2024, the Company has a loan of $70,974 from affiliates, the interest is 8% and is currently $2,515. On December 31, 2023, the loan was $25,000 while there was no interest due.

(3)	On June 30, 2024, there are 454,546 shares of Common Stock awarded but not issued to three Board Members in the second quarter of 2024. The total fair market value at the time of the award was $55,000. On December 31, 2023, there were 211,269 shares awarded but not issued to three Board Members. The total fair market value at the time of the award was $30,000. There were also 3,599,289 shares not issued, but converted, from salaries and expenses by the management for a fair market value of $485,904.

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

On May 5, 2023, three (3) of the Notes were renegotiated; the interest was set to 10%, a prepayment of 120% was included, and the Notes was extended until April 30, 2024. The conversion price was adjusted to the lower of (i) a fixed price of $0.13, or (ii) if the VWAP at the date of conversion is below $0.13, the conversion price will be reduced with 120% of the difference between fixed price and VWAP.

On May 1, 2024, the 2021 Note was extended once more, until November 30, 2024, in exchange for a $105,000 debt discount, and a fixed conversion price of $0.08.

For the Notes issued the Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The Common Stock underlying the Note(s), when issued, bear a restrictive legend and are currently eligible for resale under Rule 144.

At June 30, 2024, and December 31, 2023, the outstanding convertible notes were as follows:

Name		Principal due	Debt discount	Accrued interest	Total amount due
		December 31, 2023
Private Placement, 2021 Note	(1)	$900,000	$—	$63,814	$963,814
2021 Note issued in exchange for prior Notes	(2)	1,000,000	—	159,945	1,159,945
		$1,900,000	$—	$223,759	$2,123,759

June 30, 2024
Private Placement, 2021 Note	(3)	$805,000	$(75,000)	$105,507	$835,507

(1)	Net cash received from these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC). In the first six months of 2024, a total of $200,000 was converted into 1,675,849 shares of Common Stock.

(2)	All earlier issued Notes were paid off and assumed by a different entity/company. Portions of the balance was forgiven and a new note of $1,000,000 was issued to a third party. In the first six months of 2024, a total of $1,163,562 (whereof $163,562 in interest) was converted into 8,950,474 shares of Common Stock.

(3)	On May 1, 2024, the 2021 Note with an interest of 10% was extended for seven months, or until November 30, 2024, in exchange for (i) reduction of conversion price to $0.08, and (ii) a debt discount of $105,000. At June 30, 2024, $75,000 of the debt discount remains to be amortized.

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

On April 15, 2024, the 2024 Note was converted into 479,192 shares of Common Stock. The interest for the note was $795.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred Stock

As at June 30, 2024, no Preferred shares have been designated nor issued.

Common Stock

Number of shares of Common Stock issued and outstanding during the reporting period(s):

Issuances in the period January 1 and June 30, 2023

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2023		123,252,235	$8,515,682
1/04/2023	(1)	93,750	30,000	$0.320	private placement
1/04/2023		—	(30,000)		subscription
2/10/2023	(1)	156,250	50,000	0.320	private placement
4/14/2023	(3)	137,656	44,050	0.320	debt conversion
4/14/2023	(3)	6,763,562	2,164,340	0.320	debt conversion	affiliate
4/18/2023	(1)	78,125	25,000	0.320	private placement
5/10/2023	(5)	—	348,637	n/a	warrants
5/15/2023	(1)	114,286	40,000	0.350	private placement
5/17/2023	(2)	522,138	67,878	0.130	convertible note
6/26/2023	(2)	803,292	104,428	0.130	convertible note
see Note 9	(4)	110,000	50,200	0.456	2021 Stock Plan	affiliate
see Note 9	(4)	4,000	1,790	0.448	2021 Stock Plan
6/30/2023		132,035,294	$11,412,005

Issuances in the period January 1 and June 30, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		145,642,333	$13,066,626
1/17/2024	(1)	333,333	45,000	$0.135	private placement
1/17/2024		—	(45,000)	n/a	subscription
1/18/2024	(3)	3,703,704	500,000	0.135	debt conversion
1/18/2024	(3)	3,599,289	485,904	0.135	debt conversion	affiliate
1/19/2024	(1)	(1,000,000)	n/a	n/a	return to treasury
1/22/2024	(3)	4,356,778	n/a	n/a	exercise of warrant	cashless
1/22/2024	(2)	8,950,474	1,163,562	0.130	convertible note
3/20/2024	(2)	906,618	100,000	0.110	convertible note
3/27/2024	(3)	3,705,808	385,404	0.104	debt conversion
4/04/2024	(3)	1,000,000	104,000	0.104	debt conversion
4/15/2024	(2)	479,192	62,295	0.130	convertible note
4/15/2024	(1)	173,077	18,000	0.104	private placement
4/19/2024	(3)	250,000	32,125	0.129	debt conversion
4/22/2024	(1)	194,553	25,000	0.128	private placement
5/16/2024	(2)	769,231	100,000	0.130	convertible note
5/20/2024	(3)	1,027,397	150,000	0.146	debt conversion
6/27/2024	(1)	212,766	20,000	0.094	private placement
see Note 9	(4)	1,432,398	161,836	0.113	2021 Stock Plan	affiliate
see Note 9	(4)	1,679,477	179,143	$0.104	2021 Stock Plan
6/30/2024		177,416,428	$16,553,895

(1)	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

(2)	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

(3)	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.

(4)	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

(5)	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.

Common Stock Warrants

In the six months ended June 30, 2024, the Company did not issue any Warrants. In the six months ended June 30, 2023, the Company issued 800,000 5-year warrants exercisable at $0.20/share, in connection with the refinancing of the convertible notes, valued at $0.436/share, based on Black and Scholes Option Pricing Model, for a total value of $348,637.

The following table summarizes the Company’s Common Stock warrant activity in the six months ended June 30, 2024, and 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2023	542,030	$0.42	4.1
Granted	800,000	0.20	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2023	1,342,030	$0.29	4.4

Outstanding as at January 1, 2024	1,342,030	$0.29	3.5
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2024	1,342,030	$0.29	3.3

A warrant agreement issued in 2019 for a total of 50,000 warrants includes provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2023, the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.096, or 541,878 shares in a cash-less exercise. The warrant should have been cancelled on May 3, 2021 in connection with the issuance of a restructuring note issued in exchange for notes issued in 2019 and a reservation is held against the purchaser of the 2021 Note. The warrant is expected to forfeit on October 22, 2024.

The following table summarizes information about stock warrants that are vested or expected to vest at June 30, 2024:

	Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
1,342,030	$0.29	3.3	$—

The weighted-average remaining contractual life for warrants exercisable at June 30, 2024, is 3.3 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at June 30, 2024.

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

Under the terms of the stock plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards, which are fully and immediately vested upon issuance, may be directly issued under the Plan (without any intervening options).

Shares of Common Stock granted and vested under the 2021 Plan

As at and January 1, 2024, there were 5,288,687 shares issued valued at a fair historic market value of $99,910 at the time of award and at June 30, 2024, there were 8,400,562 shares issued valued at a fair historic market value of $440,386 at the time of award. As at January 1, 2023, there were 4,290,709 shares issued valued at a fair historic market value of negative $97,272 (historically awarded “expensive” stock were returned to treasury in 2021) at the time of award and at June 30, 2023, there were 4,404,709 shares issued valued at a fair historic market value of negative $45,282 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the six months ended June 30, 2024, and 2023:

Issuances under the 2021 Stock Plan in the period January 1 and June 30, 2023

Date	# Shares	Amount	Price/Share	Type	Notice
1/01/2023	4,290,709	$(97,272)
4/19/2023	110,000	50,200	$0.456	stipend	affiliate
4/19/2023	4,000	1,790	$0.448	stipend
6/30/2023	4,404,709	$(45,282)

Issuances under the 2021 Stock Plan in the period January 1 and June 30, 2024

Date	# Shares	Amount	Price/Share	Type	Notice
1/01/2024	5,288,687	$99,910
3/27/2024	211,269	30,000	$0.142	stipend	affiliate
3/27/2024	72,423	10,284	0.142	stipend
3/27/2024	979,191	100,855	0.103	bonus	affiliate
3/27/2024	1,570,808	158,643	0.104	bonus
3/27/2024	(50,000)	n/a	n/a	return to treasury
4/19/2024	241,938	30,000	0.124	stipend	affiliate
4/19/2024	86,246	10,694	$0.124	stipend
6/30/2024	8,400,562	$440,386

The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Stock options granted and vested 2021 Plan

As at January 1, 2024, there were 335,000 outstanding stock options valued at historic fair market value of $155,505. There were 90,000 options were forfeited in the six months ended June 30, 2024, and no stock options were granted. At June 30, 2024, there were 245,000 outstanding stock options with a fair historic market value of $141,105. As at January 1, 2023, there were 524,000 outstanding stock options valued at historic fair market value of $173,362. There were 96,000 options were forfeited in the six months ended June 30, 2023, and no stock options were granted. At June 30, 2023, there were 428,000 outstanding stock options with a fair historic market value of $167,732.

The following table summarizes the Company’s stock option activity in the six months ended June 30, 2024, and 2023:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2023	524,000	$ 0.001 – 0.95	$0.44
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(96,000)	0.001 – 0.20	0.01
Outstanding as of June 30, 2023	428,000	$ 0.001 – 0.95	$0.52

Outstanding as of January 1, 2024	335,000	$ 0.001 – 0.95	$0.62
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(90,000)	0.190 – 0.20	0.20
Outstanding as of June 30, 2024	245,000	$ 0.001 – 0.95	$0.78

The following table summarizes information about stock options that are vested or expected to vest at June 30, 2024:

		Options Outstanding
Exercise Price	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.001	45,000	$0.001	0.08	$4,320
0.950	200,000	0.950	0.20	—
$0.001 – 0.950	245,000	$0.78	0.18	$4,320

The weighted-average remaining estimated life for options exercisable at June 30, 2024, is 0.18 years.

The aggregate intrinsic value for fully vested, exercisable options was $4,320 at June 30, 2024, and at December 31, 2023, was $6,750. The actual tax benefit realized from stock option exercises in the six months ended at June 30, 2024, and 2023, was $0 as no options were exercised.

In the six months ended June 30, 2024, and 2023, the Company recorded stock-based compensation expense of $365,936 and $18,710, respectively, in connection with share-based payment awards.

As at June 30, 2024, the Company has 27,006,439 options or stock awards available for grant under the 2021 Plan.

NOTE 10 – NON-CONTROLLING INTEREST

	June 30, 2024	December 31, 2023
Net loss Subsidiary	$(27,191)	$(333,630)
Net loss attributable to the non-controlling interest	13,324	90,258
Net loss affecting Bioxytran	(13,867)	(243,372)

Accumulated losses	(3,955,108)	(3,927,917)
Accumulated losses attributable to the non-controlling interest	855,160	841,836
Accumulated losses affecting Bioxytran	(3,099,948)	(3,086,081)

Net equity non-controlling interest	$(694,210)	$(680,886)

As at June 30, 2024, there are 29,410,000 issued and outstanding shares in Pharmalectin; 15,000,000 (51%) shares of Common Stock are held by Bioxytran and 14,410,000 shares (49%) are held by an affiliate where the beneficial ownership includes the Company’s officers. As per the exchange terms in the Joint Venture Agreement dated November 15, 2020, the affiliate has the option to convert up to 15,000,000 shares in the Subsidiary into a 17.5%, or a pro-rated quantity thereof, ownership in the Company. If the option is exercised, it would result in notable dilution to shareholders which could lead to a significant decrease in our stock price, based on how the market perceive the value of fully control the Subsidiary.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2024, through the date the financial statements were issued and did not, other than what is disclosed in the below, identify any further subsequent events requiring disclosure.

Entry into a Material Definitive Agreement

On July 15, 2024, Bioxytran entered into a Joint Venture Agreement (“JV Agreement”) with the Heme Foundation (1), and NDPD Pharma, Inc. (2). The JV Agreement outlines each partners contributions and rights in the development of a Universal Oxygen Carrier (“UOC”).

Bioxytran’s Universal Oxygen Carrier represents a potential paradigm shift in transfusion medicine and life-saving blood oxygenation therapy. The inception of UOC began with a profound understanding of the physiological mechanisms governing oxygen delivery. Insights into carbohydrate science have led to the creation of this revolutionary product, making UOC essentially invisible to the human immune system. As a result, UOC circumvents the issue of immune rejection commonly found with other blood substitutes.

UOC is a hemoglobin-based oxygen carrier (“HBOC”) designed to mimic the oxygen transportation function of red blood cells. While technology show promise as a blood alternative, there are side-effects associated with HBOC’s, such as high blood pressure, and the risk of organ damage. Unlike other HBOC’s, treatment with UOC has shown no known side-effects in any studies.

UOC uses a heme-carbohydrate complex, which involves the separation of the heme group from the globin portion of the hemoglobin molecule. This complex is then linked to a carefully selected sugar molecule that protects the heme, creating a stable oxygen-carrying molecule thousands of times smaller than a red blood cell. The size differential is pivotal, potentially allowing UOC to traverse the circulatory system with greater ease and deliver oxygen more efficiently to hypoxic tissues. UOC can be used with patients of all blood types and has an expected half-life of 18 hours. Bioxytran’s UOC is also shelf-stable, requiring no refrigeration and with a storage life of 5+ years in liquid or dehydrated form.

The development cost is estimated to between $20 to $25 million dollars over a 3 ½ to 5-year period. To date, the JV has invested over $2 million in prototypes and in the development of compounds. The Heme Foundation initially aim to contribute $10 million to the project.

Bioxytran has in collaboration with NDPD formulated and manufactured the carbohydrate compound that is linked to the HBOC. Further, NDPD has engineered a sophisticated manufacturing prototype, where the production of UOC has been validated for efficacy and non-toxicity in two successful smaller scale animal trials. NDPD is currently initiating the lyophilization (freeze-drying) of the compound, and has in collaboration with the Company’s interim CMO and a CRO, specialized in preclinical research, developed a protocol for an upcoming larger scale 14-day repeat dosage toxicology study, in two animal species. The protocol is currently under review by the study facility’s Ethics Committee.

(1)	The Heme Foundation is a Pennsylvania 501(c)(3) non-profit founded in 2021, with a mission “To Solve the Worlds Blood Shortage”. https://hemefoundation.org/donate/

(2)	NDPD Pharma, Inc. is a Delaware corporation founded in 2017. NDPD specializes in prototyping and the development of purpose-built equipment for pharmaceutical manufacturing, and in the formulation of carbohydrate molecules, deriving from partially hydrolyzed guar gum or PHGG. NDPD is an affiliate of Bioxytran, and the beneficial ownership includes the Company’s officers.

Stockholder’s Equity

Shares Awarded under the 2021 Stock Plan

Date	# Shares	Amount	Price/Share	Type	Notice
8/14/2024	454,546	$55,000	$0.121	stipend	affiliate
8/14/2024	84,646	$10,242	$0.121	stipend

The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Stock options forfeited under the 2021 Stock Plan

Date	# Shares	Amount	Exerc. Price	Type	Notice
8/01/2024	(45,000)	n/a	$0.001	forfeiture

Management sees no further subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2023, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2024. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Bioxytran, Inc. is headquartered in Needham, Massachusetts. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for stroke. The Acellular Oxygen Carrier (“AOC” or “BXT-25”) will be designed to be an injectable anti-necrosis drug specifically designed to treat a person immediately after that person suffers an ischemic stroke. The drug is designed to be injected intravenously to travel to the lungs to pick up oxygen molecules to carry to the brain. Like a red blood cell, we expect that the drug will cross the blood brain barrier, which is a protective semi-permeable membrane allowing some material to cross but preventing others from crossing. BXT-25 will be designed to diffuse oxygen into the brain tissues. We expect the BXT-25 molecule to be 5,000 times smaller than a red blood cell.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The study will continue by filing an Emergency IND with the FDA in the fourth quarter of 2024, provided we obtain adequate funding. An IND is currently under preparation to be filed with the FDA in the third quarter of 2024.

On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid, and for ProLectin-F for treatment of lung-fibrosis as a result of use of ventilator in treatment.

On April 19, 2023, the Company announced that its long-awaited Acellular Oxygen Carrier, has been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats as funding permits.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has convertible loans outstanding at a total face value of $805,000. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $16,959,641 as at June 30, 2024. The accumulated deficit as at December 31, 2023, was $15,497,602.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, AND 2023

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products as of the fourth quarter of 2021 the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the Company’s anti-viral therapeutic ProLectin. In the second quarter the Company also started the development of our hypoxia platform technology AOC.

OPERATING EXPENSES
Research and development

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Process development	$—	$125,439	$—	$125,439
Product development	—	19,939	—	19,939
Regulatory	—	12,510	—	59,514
Clinical trials	—	(12,250)	—	61,750
Project management	—	4,000	27,000	22,000
Total research and development	$—	$149,638	$27,000	$288,642

During the three months ended June 30, 2024, the Company did not record any R&D expenses. During the three months ended June 30, 2023, the Company recorded $149,638 in R&D expenses after a receiving a $300,000 refund from a Contract Research Organization (CRO). During the six months ended June 30, 2024, the Company recorded $27,000 in R&D expenses. During the six months ended June 30, 2023, the Company recorded $288,642 in R&D expenses. During the six months ending in June 2023, $98,265 was invested in, ProLectin, while $190,377 was invested in the AOC.

General and Administrative

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Payroll and related expenses	$163,031	$393,529	$540,153	$752,671
Costs for legal, accounting and other professional services	61,609	77,058	68,348	120,171
Promotional expenses	286,125	363,698	308,125	528,949
Miscellaneous expenses	32,866	68,647	83,614	98,779
Total general and administrative	$543,631	$902,932	$1,000,240	$1,500,570

Payroll and related expenses were $163,031 for the three months ended June 30, 2024, and $540,153 for the six months ended June 30, 2024. For the same periods in 2023, the amount was $393,529 and $752,671, respectively. The reduced cost is a result of the management teams 67% compensation cut for the remainder of 2024, or until the Company is listed on a major national stock exchange, whichever comes first.

The Costs for legal, accounting and other professional services for the three and six months ended June 30, 2024, were $61,609 and $68,348 respectively, as compared to $77,058 and $120,171 for the three and six months ended June 30, 2023. A total amount of $81,110 in investment services was expensed in the 2nd quarter of 2023.

Promotional expenses for the three and six months ended June 30, 2024, were $286,125 and $308,125 respectively, as compared to $363,698 and $528,949 for the three and six months ended June 30, 2023. A 2-year promotional contract in 2023, was fully expensed as no claw-back was defined.

Miscellaneous G&A expenses during the three and six months ended June 30, 2024, was $32,866 and $83,614, respectively. During the three and six months ended June 30, 2023, was $68,647 and $98,779. The decrease is based on a maintenance contract in the 2nd quarter of 2023.

Stock-based Compensation

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Compensation expense affiliates	$55,000	$4,750	$186,835	$17,500
Compensation expense others	10,691	360	179,101	1,210
Total compensation expense	$65,691	$5,110	$365,936	$18,710

Stock-based compensation amounted to $65,691 for the three months ended June 2024. The stock-based compensation for the three months ended June 30, 2023, was $5,110. Stock-based compensation amounted to $365,936 for the six months ended June 2024. Stock-based compensation amounted to $18,710 for the six months ended June 2023. A $260,000 stock bonus was distributed to 20 consultants in March of 2024.

Other expenses

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest expense	$20,789	$39,477	$48,620	$106,698
Debt discount amortization	30,000	—	30,000	—
Amortization of warrants	—	348,637	—	348,637
Amortization of IP	1,536	2,188	3,567	2,702
Total other income (expenses)	$52,325	$390,302	$82,187	$458,037

During the three months ended June 30, 2024, the interest expense was $20,789, $1,536 was amortized from the Company’s IP and $30,000 was amortized in debt discount. During the three months ended June 30, 2023, the Company recorded $348,637 in amortization warrants and the interest expense was $39,477, $2,188 was amortized from the Company’s IP.

During the six months ended June 30, 2024, the interest expense was $48,620, the Company amortized $3,567 from the Company’s IP and $30,000 in amortization of debt discount, as compared to, $2,702 from the Company’s IP and $348,637 of warrant amortization of for the six months ended June 30, 2023. The interest for the six months ended June 30, 2024, for the convertible notes amounted to $48,620, as compared to $106,698 for the six months ended June 30, 2023. On May 1, 2024, the Company paid a debt discount of $105,000 for a 7-month extension of the convertible note and is amortized over the remaining duration.

Net Loss

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss attributable to Bioxytran	$(661,647)	$(1,447,218)	$(1,462,039)	$(2,232,301)

Loss per Common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of Common shares outstanding, basic	176,605,978	128,804,789	171,264,464	126,224,323

The Company generated a net loss for the three months ended June 30, 2024, of $661,647. In comparison, for the three months ended June 30, 2023, the Company generated a net loss of $1,447,218. The Company generated a net loss for the six months ended June 30, 2024, of $1,462,039. In comparison, for the six months ended June 30, 2023, the Company generated a net loss of $2,232,301. The significant difference is directly related to the Company’s R&D activities due to lack of capital in 2023, and to the temporary reduction in salary by the Company’s management.

CASH-FLOWS

	June 30, 2024	June 30, 2023
Net cash used in operating activities	$(130,018)	$(340,173)

Net cash used in investing activities	(7,046)	(25,047)

Net cash provided by financing activities	124,500	115,000

Net increase (decrease) in cash	(12,564)	(250,220)
Cash, beginning of period	26,086	295,401
Cash, end of period	$13,522	$45,181

Net cash used in operating activities was $130,018 and $340,173 for the six months ended June 30, 2024, and 2023, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.

In the six months ended June 30, 2024, the Company is in the process of filing a patent, and $7,046 was spent in legal fees. In the six months ended June 30, 2023, the amount was $25,047.

During the six months ending June 30, 2024, the Company had raised $124,500 through issuance of common shares. In the same period ended June 30, 2023, the Company had raised $115,000.

The available cash was $13,522 and $45,181 in the end of the six months ended June 30, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
	June 30, 2024	December 31, 2023
Cash	$13,522	$26,086
Total current assets	$13,522	$26,086

As of June 30, 2024, our current assets consisted of $13,522 of cash at December 31, 2023, we had $26,086 of cash.

Current Liabilities
	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$216,526	$296,312
Accounts payable affiliate	107,767	2,000
Un-issued shares liability	10,242	510,284
Un-issued shares liability affiliate	55,000	515,904
Short term loan	38,000	—
Short term loan affiliate	70,974	25,000
Convertible notes payable, net of discount	730,000	1,900,000
Total current liabilities	$1,228,509	$3,249,500

At June 30, 2024, we had total liabilities of $1,228,509, which consisted of $324,293 in accounts payable and accrued expenses (of which $107,767 was payable to affiliates), $65,242 in un-issued shares (of which $55,000 was payable to affiliates), $108,974 in short term loans (of which $70,974 was payable to affiliates) and $730,000 in a convertible loan. At December 31, 2023, total liabilities were $3,249,500, consisting of $298,312 in accounts payable and accrued expenses (of which $2,542 was payable to affiliates), $1,026,188 in un-issued shares (of which $515,904 was payable to affiliates), $25,000 in loans from affiliates and $1,900,000 in the form of two convertible loans net of discount. Accounts due of $385,404 was converted into Company stock, and a $500,000 license fee for the MDX viewer were un-issued at 2023 year-end.

Net Working Capital and Accumulated Deficit
	June 30, 2024	December 31, 2023
Net working capital	$(1,214,987)	$(3,223,414)

Accumulated deficit	$(16,959,641)	$(15,497,602)

At June 30, 2024, the net working capital was negative $1,214,978 and the accumulated deficit of $16,959,641. Comparatively, on December 31, 2023, we had net working capital of negative $3,223,414 and an accumulated deficit of $15,497,602. We believe that we must raise an additional $3,700,000 to be able to continue our business operations for the next 15 months.

NON-CONTROLLING INTEREST

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss attributable to the non-controlling interest	$—	$764	$13,324	$33,658

For the three months ended June 30, 2024, and 2023, there was a non-controlling interest attribution of $0 and $764 respectively. For the six months ended June 30, 2024, and 2023, there was a non-controlling interest attribution of $13,324 and $33,658 respectively. The significant difference is directly related to the Company’s R&D activities due to lack of capital.

	June 30, 2024	December 31, 2023
Net equity non-controlling interest	$(694,210)	$(680,886)

At June 30, 2024, net equity non-controlling interest were negative $694,210, while at December 31, 2023 it was a negative $680,886.

	# of shares	June 30, 2024	December 31, 2023
Minority owners cash investment	14,410,000	$160,950	$160,950
Bioxytran non-dilutive equity	15,000,000	1,500	1,500
Total outstanding	29,410,000	$162,450	$162,450

As per the exchange terms in the Joint Venture Agreement dated November 15, 2020, the affiliate has the option to convert up to 15,000,000 shares in the Subsidiary into a 17.5%, or a pro-rated quantity thereof, ownership in the Company. If the option is exercised, it would result in notable dilution to shareholders which could lead to a significant decrease in our stock price, based on how the market perceive the value of fully control the Subsidiary.

Upcoming Financing Activities

Despite the ongoing promotional activities, the Company still struggle with a deflated stock price on OTC Markets which makes it very difficult to raise funds without heavily discounting the price and diluting the shareholders. The Company is actively working on finding financing alternatives in order to continue its regulatory approval activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not applicable because we are a smaller reporting company, as defined by § 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at June 30, 2024, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO revised in May 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2024, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date		# Shares	Amount	Price/Share	Type	Notice
1/17/2024	(1)	333,333	$45,000	$0.135	private placement
1/18/2024	(2)	3,703,704	500,000	0.135	debt conversion
1/18/2024	(2)	3,599,289	485,904	0.135	debt conversion	affiliate
3/27/2024	(2)	3,705,808	385,404	0.104	debt conversion
4/04/2024	(2)	1,000,000	104,000	0.104	debt conversion
4/15/2024	(1)	173,077	18,000	0.104	private placement
4/19/2024	(2)	250,000	32,125	0.129	debt conversion
4/22/2024	(1)	194,553	25,000	0.128	private placement
5/20/2024	(2)	1,027,397	$150,000	$0.146	debt conversion

(1)	The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

(2)	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.

All funds received though these equity transactions has been used for general working capital expenses.

Item 3. Defaults Upon Senior Securities

There are currently no defaults upon Senior Securities.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Title of Document

31.1	*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100	*	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended June 30, 2024, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: August 14, 2024	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

