Form 10-Q
period 2024-09-30
BIOXYTRAN, INC
filed 2024-10-29
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________

Commission file number: 001-35027

BIOXYTRAN, INC.

(Exact name of registrant as specified in its charter)

Nevada	2834	26-2797630
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

75 2nd Avenue, Suite 605, Needham Heights, MA	02494-2863
(Address of principal executive offices)	(Zip Code)

617-454-1199

(Registrant’s telephone number, including area code)

617-494-1199

(Former Telephone Number, if Changed Since the Last Report)

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

The amount of registered shares of the registrant’s Common Stock as of October 25, 2024, was 85,782,908.

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., September 30, 2024

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024, AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023
	(unaudited)	(restated)
ASSETS
Current assets:
Cash	$34,672	$26,086
Total current assets	34,672	26,086

Capitalized patent costs, net	124,336	111,552
Total fixed assets	124,336	111,552

Total assets	$159,008	$137,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued operative expenses	$98,426	$72,553
Accounts payable affiliate	35,084	2,000
Accrued interest	123,352	223,759
Accrued interest affiliate	2,934	—
Un-issued shares liability	10,194	510,284
Un-issued shares liability affiliate	40,000	515,904
Short term loan	38,000	—
Short term loan affiliate	140,588	25,000
Convertible notes payable, net of premium and discount	755,000	1,900,000
Total current liabilities	1,243,578	3,249,500

Total liabilities	1,243,578	3,249,500

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 28,893,618 and nil issued and outstanding as at September 30, 2024, and December 31, 2023.	28,894	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 82,238,648 and 145,642,333 issued and outstanding as at September 30, 2024, and December 31, 2023	82,239	145,642
Additional paid-in capital Common Stock	17,103,158	13,012,670
Non-controlling interest	—	(680,886)
Accumulated deficit	(18,298,861)	(15,589,288)
Total stockholders’ deficit	(1,084,570)	(3,111,862)

Total liabilities and stockholders’ deficit	$159,008	$137,638

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		(restated)		(restated)
Operating expenses:
Research and development	$51,000	$316,129	$78,000	$604,771
General and administrative	153,886	232,778	768,050	893,217
General and administrative affiliate	102,447	298,000	488,523	1,138,130
Compensation Expense	8,416	81,318	187,517	82,528
Compensation Expense affiliate	30,455	57,240	217,290	74,740
Total operating expenses	346,204	985,465	1,739,380	2,793,386

Loss from operations	(346,204)	(985,465)	(1,739,380)	(2,793,386)

Other expenses:
Interest expense	(17,845)	(48,701)	(63,950)	(155,399)
Interest expense affiliate	(1,809)	—	(4,324)	—
Loss on issuance	—	(91,686)	—	(91,686)
Amortization of IP	(1,516)	(1,803)	(5,083)	(4,505)
Debt discount amortization and issuance of warrants	(25,000)	—	(55,000)	(348,637)
Total other income (expenses)	(46,170)	(142,190)	(128,357)	(600,227)

Net loss before provision for income taxes	(392,374)	(1,127,655)	(1,867,737)	(3,393,613)

Provision for income taxes	—	—	—	—
NET LOSS	(392,374)	(1,127,655)	(1,867,737)	(3,393,613)

Net loss attributable to the non-controlling interest	—	34,777	13,324	68,435

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(392,374)	$(1,092,878)	$(1,854,413)	$(3,325,178)

Loss per Common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of Common shares out-standing, basic and diluted	126,391,176	136,443,056	153,821,016	129,441,332

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

(UNAUDITED)

	Common Stock		Preferred Stock		Add. Paid	Accumul.	Non- contr.	Total
	Shares	Amount	Shares	Amount	in Capital	Deficit	Int.	Equity
January 1, 2023	123,252,235	$123,252	—	$—	$8,392,430	$(11,217,600)	$(590,628)	$(3,292,546)
Stock transactions	250,000	250			79,750			80,000
Stock subscription					(30,000)			(30,000)
Net loss attr to the non-contr int.							(32,894)	(32,894)
Net loss						(785,083)		(785,083)
March 31, 2023	123,502,235	$123,502	—	$—	$8,442,180	$(12,002,683)	$(623,522)	$(4,060,523)

Stock transactions	192,411	192			64,808			65,000
Issuance stock plan affiliate	110,000	110			50,090			50,200
Issuance stock plan other	4,000	4			1,786			1,790
Conversion of debt affiliate	6,763,562	6,764			2,157,576			2,164,340
Conversion of debt other	137,656	138			43,912			44,050
Convertible note	1,325,430	1,325			170,981			172,306
Issuance of warrants					348,637			348,637
Net loss attr to the non-contr int.							(764)	(764)
Net loss						(1,447,218)		(1,447,218)
June 30, 2023	132,035,294	$132,035	—	$—	$11,279,970	$(13,449,901)	$(624,286)	$(2,662,182)

Stock transactions	3,188,459	3,188			387,173			390,361
Issuance stock plan affiliate	120,000	120			17,820			17,940
Issuance stock plan other	477,000	477			70,835			71,312
Conversion of debt affiliate	5,824,741	5,825			824,201			830,026
Conversion of debt other	1,600,000	1,600			190,400			192,000
Convertible note	1,109,861	1,110			143,172			144,282
Net loss attr to the non-contr int.							(34,777)	(34,777)
Net loss						(1,092,878)		(1,092,878)
September 30, 2023 (restated)	144,355,355	$144,355	—	$—	$12,913,571	$(14,542,779)	$(659,063)	$(2,143,916)

	Common Stock		Preferred Stock		Add. Paid	Accumul.	Non- contr.	Total
	Shares	Amount	Shares	Amount	in Capital	Deficit	Int.	Equity
January 1, 2024	145,642,333	$145,642	—	$—	$13,012,670	$(15,589,288)	$(680,886)	$(3,111,862)
Stock transactions	(1,000,000)	(1,000)			1,000			—
Stock subscription	333,333	333			(333)			—
Issuance stock plan affiliate	1,190,460	1,191			130,645			131,836
Issuance stock plan other	1,643,231	1,643			166,805			168,448
Conversion of debt affiliate	3,599,289	3,599			482,305			485,904
Conversion of debt other	7,409,512	7,410			877,994			885,404
Exercise of warrants	4,356,778	4,357			(4,357)			—
Convertible note	9,857,092	9,857			1,253,705			1,263,562
Net loss attr to the non-contr int.							(13,324)	(13,324)
Net loss						(800,329)		(800,329)
March 31, 2024	173,032,028	$173,032	—	$—	$15,920,434	$(16,389,617)	$(694,210)	$(990,361)

Stock transactions	580,396	580			62,420			63,000
Issuance stock plan affiliate	241,938	242			29,758			30,000
Issuance stock plan other	36,246	36			10,659			10,695
Conversion of debt	2,277,397	2,277			283,848			286,125
Convertible note	1,248,423	1,249			161,046			162,295
Net loss						(661,710)		(661,710)
June 30, 2024	177,416,428	$177,416	—	$—	$16,468,165	$(17,051,327)	$(694,210)	$(1,099,956)

Issuance stock plan affiliate	454,546	455			45,000			45,455
Issuance stock plan other	84,646	85			8,380			8,465
Conversion to Pref Stock affiliate	(95,716,972)	(95,717)	19,143,396	19,144	76,573			—
Conversion of debt affiliate			776,817	777	353,063			353,840
Exercise of warrants			8,973,405	8,973	151,977		(160,950)	—
Elimination non-contr int.						(855,160)	855,160	—
Net loss						(392,374)		(392,374)
September 30, 2024	82,238,648	$82,239	28,893,618	$28,894	$17,103,158	$(18,298,861)	$—	$(1,084,570)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

(UNAUDITED)

	Nine months Ended
	September 30, 2024	September 30, 2023
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,867,737)	$(3,393,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	55,000	348,637
Amortization of IP	5,083	4,505
Stock-based compensation	187,517	82,528
Stock-based compensation affiliate	217,290	74,740
Loss on issuance	—	91,686
Interest paid for note conversion	164,357	51,588
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	565,789	(208,773)
Accounts payable affiliate	574,654	2,265,953
Net cash used in operating activities	(98,047)	(682,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(17,867)	(37,740)
Net cash used in investing activities	(17,867)	(37,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales	63,000	505,361
Proceeds from issuance of convertible notes payable	61,500	—
Net cash provided by financing activities	124,500	505,361

Net increase (decrease) in cash	8,586	(215,128)
Cash, beginning of period	26,086	295,401
Cash, end of period	$34,672	$80,273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$52,425
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Issuance of warrants	—	348,637
Debt discount on convertible note	55,000	—
Common shares issued for the conversion of principal and accrued interest	1,425,857	316,588
Common shares issued for the conversion of accounts payable	1,171,529	—
Common shares issued for the conversion of accounts payable affiliate	$839,744	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

(UNAUDITED)

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is a clinical stage pharmaceutical company focused on the development, manufacture and commercialization of therapeutic drugs designed to address hypoxia (a lack of oxygen to tissues) in humans in a safe and efficient manner.

Pharmalectin, Inc. (“Pharmalectin”) is a subsidiary focused on the development, manufacture and commercialization of therapeutic drugs designed to address conditions related to viral diseases.

Pharmalectin (BVI), Inc. (“Pharmalectin BVI”) is a subsidiary serving as custodian of the Company’s Copyrights, Trademarks and Patents.

Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is a subsidiary managing the Company’s local clinical research and trials, and holds the local rights to commercialization.

Organization

Bioxytran, Inc. was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On September 21, 2018, the Company underwent a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized shares of Common Stock with a par value of $0.001, and 50,000,000 shares of Preferred Stock with a par value of $0.001. As at September 30, 2024, there are 82,238,648 shares of Common Stock issued and outstanding, while there are 28,893,618 shares of Preferred Stock outstanding that are beneficially held by insiders, or their affiliates.

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. Pharmalectin was originally formed under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2020, the name was changed to Pharmalectin, Inc. As at September 30, 2024, there are 15,000,000 shares of Common Stock issued and outstanding; 14,410,000 shares had earlier been cancelled after an option to convert the shares into Bioxytran stock was exercised by an affiliate, the beneficial ownership of which includes the Company’s officers. The non-controlling interest was eliminated directly against accumulated deficit.

Pharmalectin BVI was organized on March 17, 2021, as a British Virgin Islands (“BVI”) Business Corporation with a BVI corporate taxing structure and 50,000 authorized and outstanding shares of Common Stock with a par value of $1.00. The Company holds 100% of the shares in the Subsidiary.

Pharmalectin India was organized on August 30, 2023, as an Indian Business Corporation with its principal place of business in Hyderabad, Telangana, India. Pharmalectin India has 50,000 authorized shares of Common Stock with a par value of $0.12 (₹10). There are currently 41,020 outstanding shares of Common Stock of which 41,000 (99.95%) are held by the Company.

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

Reclassification

Statements of Operations: By request from our shareholders, general and administrative expenses, as well as interest expenses, have been separated into affiliate and third party (others), in comparison with earlier periods.

Statements of Cash Flows: By request from our shareholders, stock-based compensation has been separated into affiliate and third party (others), in comparison with earlier periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Bioxytran, including its majority owned subsidiary, Pharmalectin, as well as its wholly owned subsidiaries, Pharmalectin BVI and Pharmalectin India (collectively, the “Company”). All intercompany accounts have been eliminated upon consolidation.

Note 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In September 2024, the Company concluded that for shares issued pursuant to the Exchange Exemption in Rule 3(a)(9), the company historically valued these shares at the same price as an ongoing capital raise pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. In retrospect this approximation of Fair value based on the recommendations with ASC 820 - Fair Value Measurement, was not concluded to be precise enough, and that we would need to define a more precise value based on market price at the time of issuance. In accordance with the guidance of ASC 820 concerning for Lack of Registration Premium, shares that are restricted for six months under SEC Rule 144 generally see a 20%–30% discount on market price. The Company has opted for a 25% discount to the market price at the date of issuance based on the Company’s elevated volatility, and to the illiquidity of the high amount of shares issued in these transactions.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the quarter ended September 30, 2023 and for the year ended December 31, 2023 (the “Affected Periods”) should be restated because of a misapplication in the guidance around the valuation for certain of our outstanding shares of Common Stock (the “Shares”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no net impact on net cash flows from operating, investing or financing activities.

Balance Sheet	As of September 30, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Assets
Total assets	$189,043	$—	$189,043
Liabilities and stockholders’ equity
Total liabilities	2,332,959	—	2,332,959
Stockholders’ equity
Preferred stock, $0.001 par value	—	—	—
Common stock, $0.001 par value	144,355	—	144,355
Additional paid-in capital	12,821,885	91,686	12,913,571
Non-controlling interest	(659,063)	—	(659,063)
Accumulated deficit	(14,451,093)	(91,686)	(14,542,779)
Total stockholders’ equity	(2,143,916)	—	(2,143,916)
Total liabilities and stockholders’ equity	$189,043	$—	$189,043

Statement of Operations	As of September 30, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Loss from operations	$(2,793,386)	$—	$(2,793,386)
Loss of issuance	—	(91,686)	(91,686)
Total other (expense) income	(508,541)	(91,686)	(600,227)
Net loss	$(3,301,927)	$(91,686)	$(3,393,613)
Net loss attributable to the non-controlling interest	68,435	—	68,435
NET LOSS ATTRIBUTABLE TO BIOXYTRAN	(3,233,492)	(91,686)	(3,325,178)

Loss per Common share, basic and diluted	(0.02)	(0.01)	(0.03)

Weighted average number of Common shares out-standing, basic and diluted	129,441,332	—	129,441,332

Statement of Cash Flows	As of September 30, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(3,301,927)	$(91,686)	$(3,393,613)
Adjustment to reconcile net loss to net cash used in operating activities	—	91,686	91,686
Net cash used in operating activities	(682,749)	—	(682,749)
Net cash used in investing activities	(37,740)	—	(37,740)
Net cash provided by financing activities	505,361	—	505,361
Net change in cash	$(215,128)	$—	$(215,128)

Balance Sheet	As of December 31, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Assets
Total assets	$137,638	$—	$137,638
Liabilities and stockholders’ equity
Total liabilities	3,249,500	—	3,249,500
Stockholders’ equity
Preferred stock, $0.001 par value	—	—	—
Common stock, $0.001 par value	145,642	—	145,642
Additional paid-in capital	12,920,984	91,686	13,012,670
Non-controlling interest	(680,886)	—	(680,886)
Accumulated deficit	(15,497,602)	(91,686)	(15,589,288)
Total stockholders’ equity	(3,111,862)	—	(3,111,862)
Total liabilities and stockholders’ equity	$137,638	$—	$137,638

The impact to the balance sheet dated September 30, 2023, filed on Form 10-Q on November 3, 2023, the valuation of for shares issued pursuant to the Exchange Exemption in Rule 3(a)(9), resulted in a $91,686 increase to the Loss of issuance line item on September 30, 2023 and offsetting to the Additional Paid in Capital (“APIC”). There is no change to total stockholders’ equity at any reported balance sheet date

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As explained further below, at September 30, 2024, we would, based on the market price of $0.11/share, be obligated to issue approximately 11,604,400 shares of Common Stock upon conversion of the currently outstanding 2021 convertible note (the “2021 Note”), based on $928,352 in outstanding principal and interest. The 2021 Note carry an interest rate of 10% and is convertible at a fixed exercise price of $0.08/share. Upon exercise of outstanding warrants 1,292,030 shares could be issued, along with an additional 1,130,114 shares for warrants with dilutive exercise. As explained further below, the 2021 stock plan has 26,712,247 stock or options to purchase or receive grants of shares of Common Stock available for grant, and currently there are no stock options outstanding.

Stock Based Compensation

The Company measures the cost of services received from employees and non-employees in exchange for an award of equity instruments based on the fair value of the award on the grant date pursuant to ASC 718. Stock-based compensation expense is recorded by the Company over the requisite service period, or vesting period, in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

Accounting for subsidiary stock transactions

The Company accounts for subsidiary stock transactions in accordance with Opinions of the Accounting Principles Board 09 (APBO No. 9). In paragraph 28, this pronouncement excluded all adjustments from transactions in a company’s own stock “…from the determination of net income or the results of operations under all circumstances.”

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. In the nine months ended September 30, 2024, the Company incurred $78,000 in research and development expenses, while during the nine months ended September 30, 2023, the Company incurred $604,771.

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

The valuation of shares issued under an exemption from registration, such as under Rule 3(a)(9) of the Securities Act, typically relates to ASC 820 (Fair Value Measurement) under U.S. Generally Accepted Accounting Principles (GAAP). This accounting standard provides guidance on how to measure fair value when required for financial reporting purposes. Among other notable considerations the Company highlights;

●	When valuing shares in an exchange under Rule 3(a)(9), the conversion terms and the value of the securities being exchanged (debt, other equity, etc.) must be considered. If the company is offering a premium or discount as part of the exchange, this would impact the fair value measurement;

Based on Empirical Evidence and Studies, for restricted stock in public companies, the liquidity discount averages around 20%–30%, based on, but not limited to, the following data;

○	Liquidity of the Security:

■	If the company has low trading volumes and investors may find it difficult to sell shares, the discount could be on the higher end of the range (e.g., 30%–40%).
■	Conversely, for OTC companies with higher trading volumes, the discount might be lower (e.g., 10%–20%).

○	Holding Period:

■	The longer the restriction period on the newly issued shares, the higher the discount. If the shares are subject to extended holding periods, investors will require greater compensation for their inability to sell the shares in the short term.
■	For example, shares that are restricted for six months under SEC Rule 144 could see a 20%–30% discount. If the holding period extends beyond that or other limitations apply, the discount might increase.

○	Company Fundamentals and Risk

■	Investors consider the financial health, stability, and growth prospects of the issuing company. A riskier OTC company with volatile financials or uncertain growth prospects might see a larger liquidity discount (e.g., closer to 40%).
■	Companies with strong fundamentals might experience a lower discount (e.g., 10%–20%), even in the OTC market.

In accordance with the guidance of ASC 820 concerning for Lack of Registration Premium, shares that are restricted for six months under SEC Rule 144 generally see a 20%–30% discount on market price. The Company has opted for a 25% discount to the market price at the date of issuance based on the Company’s elevated volatility, and to the illiquidity of the large amount of shares generally issued in these transactions.

In contrary, shares issued under the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act where ASC 718 (Compensation—Stock Compensation), are valued at market price at the grant date, based on the limited amount of shares awarded, and its predictable repetitiveness. Under ASC 718, the grant date is typically the measurement date for share-based compensation. This is the date when both parties (employer and employee) have a mutual understanding of the terms of the award, and it is used to determine the fair value of the stock-based award for accounting purposes. The fair value measured at the grant date is not adjusted for subsequent changes in stock price.

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

NOTE 4 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at September 30, 2024, the Company had cash of $34,672 and a negative working capital of ($1,207,907). The Company has not yet generated any revenues, and has incurred cumulative net losses of $18,298,861. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2024, the Company raised a net of $63,000 in cash proceeds from equity and $61,500 in cash proceeds from the issuance of convertible notes. During the same period in 2023, the Company raised a net of $505,361 in cash proceeds from equity. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2024, and is pursuing alternative opportunities to funding.

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

NOTE 5 - AFFILIATE TRANSACTIONS

The Company holds License Agreements (the “License(s)”) for a medical device (license obtained in 2019) and a compound (license obtained in 2021), with two affiliated companies of which the beneficial ownership includes the Company’s officers. The products were developed prior to the establishment of Bioxytran. The yearly maintenance fees for each license amount to $5,000 per year. During the nine months ended September 30, 2024, and in 2023, there were $10,000 in transactions with affiliates for license maintenance.

The Company had at September 30, 2024, loan agreements calling for an 8% interest with two of its affiliates for a total value of $140,588 with an accrued interest of $2,934. As at December 31, 2023, there was a loan for $25,000 while there was no interest due.

NOTE 6 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2024, and the year ended December 31, 2023.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated End-of-Life (year)	September 30, 2024	December 31, 2023
Capitalized patent costs	2041	$141,348	$123,480
Accumulated amortization		(17,012)	(11,928)
Intangible assets, net		$124,336	$111,552

NOTE 7 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On September 30, 2024, there was $2,934 in interest due and $140,588 of principal and interest on loans from affiliates, and $40,000 of liability related to un-issued shares due to an affiliate. On December 31, 2023, there were $2,000 in accounts payable and $25,000 of principal and interest on loans from affiliates, and $515,904 in liability related to un-issued shares due to an affiliate.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at September 30, 2024, and at December 31, 2023:

		September 30,2024	December 31, 2023
Accounts payable affiliate	a	$35,084	$2,000
Professional fees		75,469	70,895
Payroll Tax		4,332	—
401K		18,625	—
Interest affiliate	b	2,934	—
Interest		123,352	223,759
Other		—	1,658
Un-issued share liability affiliate	c	40,000	515,904
Un-issued share liability		10,194	510,284
Short term loan affiliate	b	140,588	25,000
Short term loan		38,000	—
Debt discount		(50,000)	—
Convertible note payable		805,000	1,900,000
Total current liabilities		$1,243,578	$3,249,500

a	As at September 30, 2024, there are $35,084 of accounts payable owed to an affiliate. Accumulated payroll for the month of September 2024 is $32,084, $11,667 for each the CEO and CFO and $8,750 for the CCO, each person also has $1,000 of reimbursable expense claims. On December 31, 2023, there was $2,000 due to the CFO for reimbursable expenses.

b	On September 30, 2024, the Company has a loan of $140,588 due to affiliates, the interest is 8% and currently $2,934 is owed in accrued interest. On December 31, 2023, the loan had a balance of $25,000 with no interest due.

c	On September 30, 2024, there are 82,476 shares of Preferred Stock awarded but not issued to four (4) Board Members in the second quarter of 2024. The total fair market value at the time of the award was $40,000. On December 31, 2023, there were 211,269 shares awarded to three (3) Board Members and 3,599,289 shares approved for conversion of debt. The total fair market value at the time of the award was $515,904.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On or about May 3, 2021, we entered into four (4) Securities Purchase Agreements (the “2021 SPA’s”), under which we agreed to sell convertible promissory notes (the “2021 Notes”), in an aggregate principal amount of $2,165,000 with 6% interest.

At any time after the issue date of the Notes, the Holders of the Notes, (the “2021 Holders”), have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 2021 Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $.13 per share or (ii) 85% of the closing price of Any Qualified Financing, which consists of any fundraising whereby the Company receives gross proceeds of not less than $500,000. As at September 30, 2024, there is only one note remaining.

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

On May 5, 2023, three (3) of the Notes were renegotiated; the interest was set to 10%, a prepayment of 120% was included, and the remaining note was extended until April 30, 2024. The conversion price was adjusted to the lower of (i) a fixed price of $0.13, or (ii) if the VWAP at the date of conversion is below $0.13, the conversion price will be reduced with 120% of the difference between fixed price and VWAP.

On May 1, 2024, the 2021 Note was extended until December 1, 2024, in exchange for a $105,000 debt discount, and the conversion price was adjusted to the lower of (i) a fixed price of $0.08, or (ii) if the VWAP at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the difference between fixed price and VWAP.

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

At September 30, 2024, and December 31, 2023, the outstanding convertible notes were as follows:

Name		Principal due	Debt discount	Accrued interest	Total amount due
		December 31, 2023
Private Placement, 2021 Note	a	$900,000	$—	$63,814	$963,814
2021 Note issued in exchange for prior Notes	b	1,000,000	—	159,945	1,159,945
		$1,900,000	$—	$223,759	$2,123,759

September 30, 2024
Private Placement, 2021 Note	c	$805,000	$(50,000)	$123,352	$878,352

a	Net cash received from these notes was $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC). In the first nine months of 2024, a total of $200,000 was converted into 1,675,849 shares of Common Stock.

b	All earlier issued Notes were paid off and assumed by a different entity/company. Portions of the balance was forgiven and a new note of $1,000,000 was issued to a third party. In the first nine months of 2024, a total of $1,163,562 (whereof $163,562 in interest) was converted into 8,950,474 shares of Common Stock.

c	On May 1, 2024, the 2021 Note with an interest of 10% was extended for seven months, or until December 1, 2024, in exchange for (i) reduction of conversion price to $0.08, and (ii) a debt discount of $105,000. At September 30, 2024, $50,000 of the debt discount remains to be amortized.

Private Placement, 2024

On March 15, 2024, we entered into a Security Purchase Agreement (the “2024 SPA”), with an accredited investor, under which we agreed to sell a Note, in a principal amount of $61,500 with 8% interest (the “2024 Note”) to the holders of the 2024 Note (the “2024 Holder”).

At any time after the issue date of the 2024 Note, the 2024 Holder has the option to convert any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into shares of our Common Stock at the Conversion Price. The “Conversion Price” is set to $0.13 per share.

On April 15, 2024, the entire outstanding balance of principal and interest owed on the 2024 Note was converted into 479,192 shares of Common Stock. The interest owed pursuant to the note was $795.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 300,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred Stock

Each share of Preferred Stock has the voting power of ten (10) shares of Common Stock, and can at any time be converted into five (5), shares of Common Stock. The number of shares of Preferred Stock issued and outstanding during the reporting period(s):

Issuances in the period January 1 and September 30, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		—	$—	$—
8/19/2024	g	19,221,026	4,139,126	0.215	conversion Common Stock	affiliate
8/19/2024	d	8,973,405	160,950	0.018	exercise of warrant	affiliate
8/19/2024	c	776,817	353,840	0.455	debt conversion	affiliate
8/28/2024	g	22,370	14,820	0.662	conversion Common Stock	affiliate
8/28/2024	g	(100,000)	(500)	0.005	conversion Common Stock	affiliate
9/30/2024		28,893,618	$4,668,236	$0.162

Common Stock

Number of shares of Common Stock issued and outstanding during the reporting period(s):

Issuances in the period January 1 and September 30, 2023 (restated)

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2023		123,252,235	$8,515,682	$0.069
1/04/2023	a	93,750	30,000	0.320	private placement
1/04/2023	-	—	(30,000)	—	subscription
2/10/2023	a	156,250	50,000	0.320	private placement
4/14/2023	c	137,656	44,050	0.320	debt conversion
4/14/2023	c	6,763,562	2,164,340	0.320	debt conversion	affiliate
4/18/2023	a	78,125	25,000	0.320	private placement
5/10/2023	e	—	348,637	—	warrants
5/15/2023	a	114,286	40,000	0.350	private placement
5/17/2023	b	522,138	67,878	0.130	convertible note
6/26/2023	b	803,292	104,428	0.130	convertible note
7/26/2023	a	500,000	100,000	0.200	private placement
8/21/2023	f	1,612,903	145,161	0.090	public offering
8/21/2023	c	1,600,000	193,000	0.120	debt conversion
8/25/2023	a	505,186	68,200	0.135	private placement
8/30/2023	b	1,109,861	144,282	0.130	convertible note
9/14/2023	c	5,824,741	830,026	0.143	debt conversion	affiliate
9/19/2023	a	200,000	27,000	0.135	private placement
9/19/2023	a	370,370	50,000	0.135	private placement
see Note 10	d	230,000	67,690	0.294	2021 Stock Plan	affiliate
see Note 10	d	481,000	73,102	0.152	2021 Stock Plan
9/30/2023		144,355,355	$13,058,476	$0.090

Issuances in the period January 1 and September 30, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		145,642,333	$13,158,312	$0.090
1/17/2024	a	333,333	45,000	0.135	private placement
1/17/2024	-	—	(45,000)	—	subscription
1/18/2024	c	3,703,704	500,000	0.135	debt conversion
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliate
1/19/2024	a	(1,000,000)	—	—	return to treasury
1/22/2024	c	4,356,778	—	—	exercise of warrant	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
3/27/2024	c	3,705,808	385,404	0.104	debt conversion
4/04/2024	c	1,000,000	104,000	0.104	debt conversion
4/15/2024	b	479,192	62,295	0.130	convertible note
4/15/2024	a	173,077	18,000	0.104	private placement
4/19/2024	c	250,000	32,125	0.129	debt conversion
4/22/2024	a	194,553	25,000	0.128	private placement
5/16/2024	b	769,231	100,000	0.130	convertible note
5/20/2024	c	1,027,397	150,000	0.146	debt conversion
6/27/2024	a	212,766	20,000	0.094	private placement
8/19/2024	g	(96,105,125)	(4,139,126)	0.043	conversion Preferred Stock	affiliate
8/28/2024	g	(111,847)	(14,820)	0.133	conversion Preferred Stock	affiliate
8/28/2024	g	500,000	500	0.001	conversion Preferred Stock	affiliate
see Note 10	d	1,886,944	207,289	0.110	2021 Stock Plan	affiliate
see Note 10	d	1,764,123	187,607	0.106	2021 Stock Plan
9/30/2024		82,238,648	$12,546,052	$0.151

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.

d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

e	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.

f	The shares were issued after the Company filed a registration statement with the SEC, on Form S-1

g	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.

h	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.

Common Stock Warrants

In the nine months ended September 30, 2024, the Company did not issue any Warrants. In the nine months ended September 30, 2023, the Company issued 800,000 5-year warrants exercisable at $0.20/share, in connection with the refinancing of convertible notes, valued at $0.436/share, based on Black and Scholes Option Pricing Model, for a total value of $348,637.

The following table summarizes the Company’s Common Stock warrant activity in the nine months ended September 30, 2024, and 2023:

		Number of Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Expected Term
Outstanding as at January 1, 2023		542,030	$0.42	$4.1
Granted	a	800,000	0.20	5.0
Exercised		—	—	—
Forfeited/Cancelled		—	—	—
Outstanding as at September 30, 2023		1,342,030	$0.29	$4.1

Outstanding as at January 1, 2024		1,342,030	$0.29	$3.5
Granted	a	—	—	—
Exercised		—	—	—
Forfeited/Cancelled		—	—	—
Outstanding as at September 30, 2024		1,342,030	$0.29	$3.0

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

A warrant agreement issued in 2019 for a total of 50,000 warrants includes provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2023, the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.11, or 221,023 shares in a cash-less exercise. The warrant should have been cancelled on May 3, 2021 in connection with the issuance of a restructuring note issued in exchange for notes issued in 2019 and a reservation is held against the purchaser of the 2021 Note. The warrant is expected to forfeit on October 22, 2024.

The following table summarizes information about stock warrants that are vested or expected to vest at September 30, 2024:

	Warrants Outstanding and Exercisable
Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
1,342,030	$0.29	3.0	$—

The weighted-average remaining contractual life for warrants exercisable at September 30, 2024, is 3.0 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at September 30, 2024.

NOTE 10 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Employee, Director and Consultant Stock Plan” (the “2021 Plan”) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year. On January 1, 2024, the 2021 Plan was reset in accordance with its stipulations. After the reset on January 15, 2024, there were 30,028,314 shares of Common Stock awards available for grant.

Under the terms of the 2021 Plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards, which are fully and immediately vested upon issuance, may be directly issued under the Plan (without any intervening options).

Shares of Common Stock granted and vested under the 2021 Plan

As at January 1, 2024, there were 5,288,687 shares issued valued at a fair historic market value of $99,910 at the time of award and at September 30, 2024, there were 8,939,754 shares issued valued at a fair historic market value of $494,806 at the time of award. As at January 1, 2023, there were 4,290,709 shares issued valued at a fair historic market value of negative ($97,272) (historically awarded “expensive” stock were returned to treasury in 2021) at the time of award, and at September 30, 2023, there were 5,001,709 shares issued valued at a fair historic market value of $43,520 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the nine months ended September 30, 2024, and 2023:

Issuances under the 2021 Stock Plan in the period January 1 and September 30, 2023

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2023		4,290,709	$(97,272)	(0.023)
4/19/2023	*	110,000	50,200	$0.456	stipend	affiliate
4/19/2023		4,000	1,790	0.448	stipend
8/04/2023	*	120,000	17,490	0.150	stipend	affiliate
8/04/2023		477,000	71,312	0.150	stipend
9/30/2023		5,001,709	$43,520	$0.009

Issuances under the 2021 Stock Plan in the period January 1 and September 30, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		5,288,687	$99,910	0.019
3/27/2024	*	211,269	30,000	$0.142	stipend	affiliate
3/27/2024		72,423	10,284	0.142	stipend
3/27/2024	*	979,191	101,835	0.104	bonus	affiliate
3/27/2024		1,570,808	158,164	0.104	bonus
3/27/2024		(50,000)	—	—	return to treasury
4/19/2024	*	241,938	30,000	0.124	stipend	affiliate
4/19/2024		86,246	10,694	0.124	stipend
8/14/2024	*	454,546	45,454	0.100	stipend	affiliate
8/14/2024		84,646	8,465	0.100	stipend
9/30/2024		8,939,754	$494,806	$0.055

The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
*	The shares are held as shares of Preferred Shares, but are for comparison purposes expressed as Common share equivalents in this table.

In the nine months ended September 30, 2024, and 2023, the Company recorded stock-based compensation expense of $404,807 and $157,268, respectively, in connection with share-based payment awards.

Stock options granted and vested 2021 Plan

As at January 1, 2024, there were 335,000 outstanding stock options valued at historic fair market value of $155,505. There were 335,000 options were forfeited in the nine months ended September 30, 2024, and no stock options were granted. At September 30, 2024, there are no longer any outstanding stock options. As at January 1, 2023, there were 524,000 outstanding stock options valued at historic fair market value of $173,362. There were 144,000 options forfeited in the nine months ended September 30, 2023, and no additional stock options were granted. At September 30, 2023, there were 380,000 outstanding stock options with a fair historic market value of $161,297.

The following table summarizes the Company’s stock option activity in the nine months ended September 30, 2024, and 2023:

	Number of Options	Exercise Price per Share		Weighted Average Exercise Price per Share
Outstanding as of January 1, 2023	524,000		$0.001 – 0.95	$0.44
Granted	—		—	—
Exercised	—		—	—
Options forfeited/cancelled	(144,000)		0.001 – 0.32	0.11
Outstanding as of September 30, 2023	380,000	$	$ 0.001 – 0.95	$0.48

Outstanding as of January 1, 2024	335,000		$0.001 – 0.95	$0.62
Granted	—		—	—
Exercised	—		—	—
Options forfeited/cancelled	(335,000)		0.001 – 0.95	0.62
Outstanding as of September 30, 2024	—		$—	$—

In the nine months ended September 30, 2024, and 2023, $155,505 and $12,065, respectively, of Company stock-option awards were forfeited.

As at September 30, 2024, the Company has 26,712,247 options or stock awards available for grant under the 2021 Plan.

NOTE 11 – NON-CONTROLLING INTEREST

	September 30, 2024		December 31, 2023
Net loss Subsidiary	$	n/a	$(333,630)
Net loss attributable to the non-controlling interest		n/a	90,258
Net loss affecting Bioxytran		n/a	(243,372)

Accumulated losses		n/a	(3,927,917)
Accumulated losses attributable to the non-controlling interest		n/a	841,836
Accumulated losses affecting Bioxytran		n/a	(3,086,081)

Net equity non-controlling interest	$	n/a	$(680,886)

As per the exchange terms in the Joint Venture Agreement dated November 15, 2020, an affiliate, of which the beneficial ownership includes the Company’s officers, had the option to convert up to 15,000,000 shares of Pharmalectin into a maximum 17.5% ownership in the Company. On August 19, 2024, the affiliate exercised the option and exchanged 14,410,000 shares (49%) of Pharmalectin into 8,973,405 shares of Preferred Stock of Bioxytran.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Employment contracts

Our Executive Officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The most substantial provisions include:

●	Compensation of three (3) times the employee’s annual salary upon the Termination Date and any target bonus earned, or if termination occurs within 12 months of a change in control, then the terminated employee shall receive two (2) times the employee’s annual salary, and any target bonus earned.

●	Continued coverage under any health, medical, dental or vision program or policy, in which they were eligible to participate at the time of employment termination, for 12 months.

●	Provide outplacement services through one or more outside firms of the employee’s choosing up to an aggregate of $50,000.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2024, through the date the financial statements were issued and did not, other than what is disclosed in the below, identify any further subsequent events requiring disclosure.

Business Combination

Acquisition of NDPD Pharma, Inc.

Overview

On October 25, 2024, the Company’s Board of Directors unanimously voted to acquire 100% of the issued and outstanding shares of Common Stock of NDPD Pharma, Inc. (“NDPD”). NDPD, of which the Company’s officers have beneficial ownership, had its assets valued by an independent Accredited Senior Appraiser (“ASA”) in Business Valuations. NDPD’s shareholders were offered a stock purchase agreement, allowing them to sell 100% of their Common Stock at the appraised value, to be paid by issuance of (i) 3,389,169 shares of Bioxytran Common Stock to non-affiliates, and (ii) 28,467,564 shares of Bioxytran Preferred Stock, to affiliates. The shares were valued using the Volume-Weighted Average Price (“VWAP”) of the Company’s Common shares as quoted on OTC Markets as of the last trading day prior to October 1, 2024, (the “Valuation Date”); the Preferred shares use the same price multiplied by 5, which is the conversion rate of the Preferred shares into Bioxytran Common shares. The offer was accepted by all NDPD shareholders. The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Rule 145 promulgated under the Securities Act.

NDPD was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. At the time of the acquisition NDPD had 15,000,000 shares of Common Stock outstanding.

At the time of acquisition, NDPD held 14,085,410 shares of Bioxytran Preferred Stock with a fair market value of $7,660,000 and a book value of $4,007,572. These shares were subsequently canceled and returned to treasury. NDPD also held the patents for ProLectin-M (“PLM”), a compound based on Partially Hydrolyzed Guar Gum (“PHGG”).

WO2022099052A1	Polysaccharides for Use in Treating Sars-Cov-2 Infections
WO2023178228A1	Lectin-Binding Carbohydrates for Treating Viral Infections

The right of use, limited to the COVID-19 indication, for the patents were transferred to Bioxytran as per the License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021 (“the “License Agreement”), wherein NDPD was to receive a 33% royalty. The value of the License Agreement was appraised at $8,190,000. However, in-vitro studies and limited human trials have shown that PLM has a much broader application than initially anticipated, with promising results across multiple indications, including RSV, H1N1, EBV, shingles, and conjunctivitis, among others, suggesting the value of the patents could be significantly higher.

The following table summarizes the fair market value of assets acquired and liabilities assumed as of the acquisition date:

October 25, 2024
Consideration Paid
Common Stock – 3,389,169 shares @ $0.109	$368,623
Preferred Stock – 28,467,564 shares @ $0.543	15,481,377
Preferred Stock returned to Treasury - 14,085,410 shares	(4,007,572)
Total consideration	$11,842,428

Assets acquired and liabilities assumed:
Cash	$396
Assumed Expenses	1,828
Intangible assets – amortized over 17 years	8,190,000
Goodwill	5,382,610

Deferred taxes (21%)	(1,719,900)
Loan from affiliate	(12,506)
Assumed value	$11,842,428

The Company applies ASC 805, “Business Combinations”. ASC 805 requires recognition of assets acquired, liabilities assumed, and non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date. This ASC also requires the fair value of acquired in-process research and development (“IPR&D”) to be recorded as intangibles with indefinite lives, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. Any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. In addition, changes in valuation allowance related to acquired deferred tax assets and in acquired income tax position are to be recognized in earnings.

Intangible assets relate to the two patents WO2022099052A1 and WO2023178228A1 and to the License Agreement. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life, currently eighteen years, on a straight-line basis. The fair value of the intangible assets was determined by using the “income approach,” which is a valuation technique that provides the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

Goodwill, which is derived from the enhanced scientific expertise, and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes. In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the NDPD acquisition as a result of book-to-tax differences primarily related to the intangible assets. Goodwill is not amortized but ASC 350 require instead that companies test goodwill for impairment at least annually. Goodwill impairment testing involves comparing the carrying amount of goodwill (the amount at which it is recorded on the balance sheet) to its fair value. If the carrying amount exceeds the fair value, an impairment loss is recognized.

Stockholder’s Equity

Issuance of Preferred Stock

Date		# Shares	Amount	Price/Share	Type	Notice
10/25/2024	c	(13,287,985)	$(3,959,463)	$0.298	return to treasury	affiliate
10/25/2024	a	28,467,564	15,481,377	0.543	subsidiary acquisition	affiliate
10/25/2024	b	(714,949)	$(8,109)	$0.011	see 2021 stock plan	affiliate

Issuance of Common Stock

Date		# Shares	Amount	Price/Share	Type	Notice
10/25/2024	a	3,389,169	$368,623	$0.109	subsidiary acquisition
10/25/2024	b	155,091	$15,044	$0.097	see 2021 stock plan

Warrants (forfeited)

Date		# Warrants	APIC Amount	Price/Share	Type	Notice
10/22/2024	d	(50,000)	$(21,606)	$2.000	forfeiture

Shares awarded (forfeited) under the 2021 Stock Plan

Date		# Shares	Amount	Price/Share	Type	Notice
10/25/2024	b*	412,380	$40,000	$0.097	stipend	affiliate
10/25/2024	b	155,091	15,044	0.097	stipend
10/25/2024	c*	(3,987,124)	$(48,109)	$0.012	return to treasury	affiliate

a	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.
b	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

*	The shares were issued as shares of Preferred Shares, but are for comparison purposes expressed as Common share equivalents in this table.

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

Overview

We do not currently have sufficient capital resources to fund operations into the future. To stay in business and to continue the development of our products, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. We believe that if we can raise $3,700,000, we will have sufficient working capital to develop our business over the next approximately 15 months. At funding raised that is significantly less than $3,700,000, we can likely continue to develop our business over the same 15-month period, but funding at that level will delay the development of our technology and business.

Bioxytran, Inc. is headquartered in Needham, Massachusetts. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for stroke. The Acellular Oxygen Carrier (“AOC” or “BXT-25”) will be designed to be an injectable anti-necrosis drug specifically designed to treat a person immediately after they have suffered an ischemic stroke. The drug is designed to be injected intravenously to travel to the lungs to pick up oxygen molecules to carry to the brain. Like a red blood cell, we expect that the drug will cross the blood brain barrier, which is a protective semi-permeable membrane allowing some material to cross but preventing others from crossing. BXT-25 will be designed to diffuse oxygen into the brain tissues. We expect the BXT-25 molecule to be 5,000 times smaller than a red blood cell.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an Investigational New Drug (an “IND”) with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The study will continue by filing an Emergency IND with the FDA in the fourth quarter of 2024, provided we obtain adequate funding. An IND is currently under preparation to be filed with the FDA in the third quarter of 2024.

On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid, and for ProLectin-F for treatment of lung-fibrosis as a result of use of ventilator in treatment.

On April 19, 2023, the Company announced that its long-awaited Acellular Oxygen Carrier, has been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 28-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats as funding permits.

On August 19, 2024, a Company affiliate exercised an option dated November 11, 2021 and exchanged 14,410,000 shares (49%) in Pharmalectin for 8,973,405 shares of Preferred Stock in Bioxytran. This exchange resulted in the Company owning 100% of the issued and outstanding shares of Common stock of Pharmalectin.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has convertible loans outstanding at a total face value of $805,000. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $18,298,861 as at September 30, 2024. The accumulated deficit as at December 31, 2023, was $15,589,288.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and regulatory submission to the FDA.

Management plans to seek additional capital through private placements and public offerings of its equity and/or debt securities. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital or the establishment of strategic relationships with established pharmaceutical companies, the Company may be required to cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products. As of the fourth quarter of 2021, the Company has engaged in research and development activities through its Subsidiary, Pharmalectin, Inc., developing the Company’s anti-viral therapeutic ProLectin. In the second quarter, the Company also started the development of our hypoxia platform technology AOC.

OPERATING EXPENSES (restated)

Research and development

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Process development	$—	$150,000	$—	$275,440
Product development	50,500	—	50,500	19,938
Regulatory	500	35,129	500	94,643
Clinical trials	—	145,000	—	206,750
Project management	—	(14,000)	27,000	8,000
Total research and development	$51,000	$316,129	$78,000	$604,771

During the three months ended September 30, 2024, the Company recorded $51,000 in R&D expenses. During the three months ended September 30, 2023, the Company recorded $316,129 in R&D expenses. During the nine months ended September 30, 2024, the Company recorded $78,000 in R&D expenses. During the nine months ended September 30, 2023, the Company recorded $604,771 in R&D expenses.

General and Administrative

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Payroll and related expenses	$161,967	$375,588	$702,120	$1,128,259
Costs for legal, accounting and other professional services	21,901	17,455	90,248	137,626
Promotional expenses	28,000	66,500	336,125	595,449
Miscellaneous expenses	44,465	71,235	128,080	170,014
Total general and administrative	$256,333	$530,778	$1,256,573	$2,031,348

Payroll and related expenses were $161,967 for the three months ended September 30, 2024, and $702,120 for the nine months ended September 30, 2024. For the same periods in 2023, the amount was $375,588 and $1,128,259, respectively. The reduced cost is a result of the management teams 67% compensation cut for the remainder of 2024, or until the Company is listed on a major national stock exchange, whichever comes first.

The Costs for legal, accounting and other professional services for the three and nine months ended September 30, 2024, were $21,901 and $90,248 respectively, as compared to $17,455 and $137,626 for the three and nine months ended September 30, 2023. A total amount of $81,110 in investment services was expensed in the second quarter of 2023.

Promotional expenses for the three and nine months ended September 30, 2024, were $28,000 and $336,125 respectively, as compared to $66,500 and $595,449 for the three and nine months ended September 30, 2023. A 2-year promotional contract in 2023, was fully expensed as no claw-back was defined.

Miscellaneous G&A expenses during the three and nine months ended September 30, 2024, was $44,465 and $128,079, respectively. During the three and nine months ended September 30, 2023, was $71,235 and $170,015. The decrease is based on a maintenance contract expensed in the 2nd quarter of 2023.

Stock-based Compensation & Loss on issuance (restated)
	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Compensation expense affiliates	$30,455	$57,240	$217,290	$74,740
Compensation expense others	8,416	81,318	187,517	82,528
Total compensation expense	$38,871	$138,558	$404,807	$157,268

Stock-based compensation amounted to $38,871 (of which $30,455 was payable to affiliates) for the three months ended September 30, 2024. The stock-based compensation for the three months ended September 30, 2023, was $138,558 (of which $57,240 was payable to affiliates). Stock-based compensation amounted to $404,8070 (of which $217,290 was payable to affiliates) for the nine months ended September 30, 2024. Stock-based compensation amounted to $157,268 (of which $74,740 was payable to affiliates) for the nine months ended September 30, 2023.

Other expenses

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest expense	$17,845	$48,701	$63,950	$155,399
Interest expense, affiliate	1,809	—	4,324	—
Loss on Issuance	—	91,868	—	91,686
Amortization of IP	1,516	1,803	5,083	4,505
Debt discount amort & warrant issuance	25,000	—	55,000	348,637
Total other income (expenses)	$46,170	$142,190	$128,357	$600,227

During the three months ended September 30, 2024, the interest expense was $19,654 (of which $1,809 was payable to affiliates), $1,516 was amortized from the Company’s IP and $25,000 was amortized in debt discount. During the three months ended September 30, 2023, the Company’s interest expense was $48,701 and $1,803 was amortized from the Company’s IP.

During the nine months ended September 30, 2024, the Company amortized $5,083 from the Company’s IP and $55,000 in amortization of debt discount, as compared to, $4,505 from the Company’s IP and $348,637 of warrant amortization of for the nine months ended September 30, 2023. The interest expense for the nine months ended September 30, 2024, was $68,274 (of which $4,324 was payable to affiliates), as compared to $155,399 for the nine months ended September 30, 2023.

On July 25, 2024, the Company agreed to pay a debt discount of $105,000 for an extension of the note, with a new maturity date of December 1, 2024. The debt discount is amortized over the remaining duration.

The loss on issuance in September 2023 was due to a valuation difference of $91,686 leading to a restatement of Additional Paid In Capital (“APIC”) corrected in September 2024.

Net Loss (restated)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss attributable to Bioxytran	$(392,374)	$(1,092,878)	$(1,854,413)	$(3,325,178)

Loss per Common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of Common shares outstanding, basic	126,391,176	136,443,056	153,821,016	129,441,332

The Company generated a net loss for the three months ended September 30, 2024, of $392,374. In comparison, for the three months ended September 30, 2023, the Company generated a net loss of $1,092,878. The Company generated a net loss for the nine months ended September 30, 2024, of $1,854,413. In comparison, for the nine months ended September 30, 2023, the Company generated a net loss of $3,325,178. The significant difference is directly related to the Company’s R&D activities due to lack of capital in 2023, and to the temporary reduction in salary by the Company’s management.

CASH-FLOWS (restated)

	September 30, 2024	September 30, 2023
Net cash used in operating activities	$(98,047)	$(682,749)

Net cash used in investing activities	(17,867)	(37,740)

Net cash provided by financing activities	124,500	505,361

Net increase (decrease) in cash	8,586	(215,128)
Cash, beginning of period	26,086	295,401
Cash, end of period	$34,672	$80,273

Net cash used in operating activities was $98,047 and $682,749 for the nine months ended September 30, 2024, and 2023, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.

In the nine months ended September 30, 2024, the Company is in the process of filing a patent, and $17,867 was spent in legal fees. In the nine months ended September 30, 2023, the amount was $37,740.

During the nine months ending September 30, 2024, the Company had raised $124,500 through issuance of Common shares. In the same period ended September 30, 2023, the Company had raised $505,361.

The available cash was $34,672 and $80,273 in the end of the nine months ended September 30, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
	September 30, 2024	December 31, 2023
Cash	$34,672	$26,086
Total current assets	$34,672	$26,086

As of September 30, 2024, our current assets consisted of $34,672 of cash at December 31, 2023, we had $26,086 of cash.

Fixed Assets
	Estimated End-of- Life (year)	September 30, 2024	December 31, 2023
Capitalized patent costs	2041	$141,348	$123,480
Accumulated amortization		(17,012)	(11,928)
Intangible assets, net		$124,336	$111,552

At September 30, 2024, there was $141,348 in capitalized patent costs and the accumulated amortization was $17,012. Amortization is made on a straight-line basis based on the remaining useful life. At December 31, 2023, there was $123,480 in capitalized patent costs and the accumulated amortization was $11,928.

Current Liabilities
	September 30, 2024	December 31, 2023
Accounts payable and accrued operative expenses, ex-interest	$101,360	$72,553
Accounts payable affiliate	32,150	2,000
Accrued interest	123,352	223,759
Accrued interest affiliate	2,934	—
Un-issued shares liability	10,194	510,284
Un-issued shares liability affiliate	40,000	515,904
Short term loan	38,000	—
Short term loan affiliate	140,588	25,000
Convertible notes payable, net of discount	755,000	1,900,000
Total current liabilities	$1,243,578	$3,249,500

At September 30, 2024, we had total liabilities of $1,243,579, which consisted of $132,510 in accounts payable and accrued operative expenses (of which $32,150 was payable to affiliates), $126,286 in accrued interest (of which $2,934 was payable to affiliates), $50,194 in un-issued shares (of which $40,000 was payable to affiliates), $178,588 in short term loans (of which $140,588 was payable to affiliates) and $755,000 in a convertible loan. At December 31, 2023, total liabilities were $3,249,500, consisting of $74,553 in accounts payable and accrued operative expenses (of which $2,000 was payable to affiliates), $223,759 in accrued interest, $1,026,188 in un-issued shares (of which $515,904 was payable to affiliates), $25,000 in loans from affiliates and $1,900,000 in the form of two convertible loans net of discount. Accounts due of $385,404 was converted into Company stock, and a $500,000 license fee for the MDX viewer were un-issued at 2023 year-end.

Net Working Capital and Accumulated Deficit (restated)
	September 30, 2024	December 31, 2023
Net working capital	$(1,208,907)	$(3,223,414)

Accumulated deficit	$(18,298,861)	$(15,589,288)

At September 30, 2024, the net working capital was negative ($1,208,907) and the accumulated deficit of $18,298,861. Comparatively, on December 31, 2023, we had net working capital of negative ($3,223,414) and an accumulated deficit of $15,589,288. We believe that we must raise an additional $3,700,000 to be able to continue our business operations for the next 15 months.

NON-CONTROLLING INTEREST

	Three months ended			Nine months ended
	September 30, 2024		September 30, 2023	September 30, 2024	September 30, 2023
Net loss attributable to non-controlling interest	$	n/a	$34,777	$13,324	$68,435

	September 30, 2024		December 31, 2023
Net equity non-controlling interest	$	n/a	$(680,886)

The non-controlling interest was eliminated directly against accumulated deficit.

As per the exchange terms in the Joint Venture Agreement dated November 15, 2020, an affiliate, of which the beneficial ownership includes the Company’s officers, had the option to convert up to 15,000,000 shares in the Subsidiary into a 17.5%, or a pro-rated quantity thereof, ownership in the Company. On August 19, 2024, the affiliate exercised the option and exchanged 14,410,000 shares (49%) in the subsidiary against 8,973,405 shares of Preferred Stock in Bioxytran.

Upcoming Financing Activities

The Company still struggles with a deflated stock price on OTC Markets which makes it very difficult to raise funds without heavily discounting the price and diluting the shareholders. The Company is actively working on finding financing alternatives in order to continue its regulatory approval activities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at September 30, 2024, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO revised in May 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of September 30, 2024, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of Preferred Stock issued during the reporting period:

Date		# Shares	Amount	Price/Share	Type	Notice
8/19/2024	b	776,817	$353,840	$0.456	debt conversion	affiliate

Unregistered sales of Common Stock issued during the reporting period:

Date		# Shares	Amount	Price/Share	Type	Notice
1/17/2024	a	333,333	$45,000	$0.135	private placement
1/18/2024	b	3,703,704	500,000	0.135	debt conversion
1/18/2024	b	3,599,289	485,904	0.135	debt conversion	affiliate
3/27/2024	b	3,705,808	385,404	0.104	debt conversion
4/04/2024	b	1,000,000	104,000	0.104	debt conversion
4/15/2024	a	173,077	18,000	0.104	private placement
4/19/2024	b	250,000	32,125	0.129	debt conversion
4/22/2024	a	194,553	25,000	0.128	private placement
5/20/2024	b	1,027,397	150,000	0.146	debt conversion

a	The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

b	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.

c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.

All funds received though these equity transactions have been used for general working capital expenses.

Item 3. Defaults Upon Senior Securities

There are currently no defaults upon Senior Securities.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Title of Document

31.1	*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100	*	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended September 30, 2024, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: October 28, 2024	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

