Form 10-K/A
period 2023-12-31
BIOXYTRAN, INC
filed 2025-01-13
CIK 1445815

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

The number of shares of Common Stock outstanding as at January 13, 2025, was 88,131,859 shares.

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

An additional spending in the range of $8 to $10 million will be required in order to complete the Phase IIb/III testing with the FDA and EMA of the ProLectin-I and -F.

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

Quarter Ended	High	Low
December 31, 2023	$0.19	$0.10
September 30, 2023	0.32	0.12
June 30, 2023	0.51	0.16
March 31, 2023	$0.53	$0.43

Quarter Ended	High	Low
December 31, 2022	$0.60	$0.36
September 30, 2022	1.25	0.28
June 30, 2022	0.50	0.15
March 31, 2022	$0.67	$0.10

On January 10, 2025, the last reported sale price of our Common Stock as reported on the OTCQB Information tier was $0.09836 per share.

Our Common Shares are issued in registered form. The registrar and transfer agent for our shares is:

Securities Transfer Corporation, LLC

2901 N Dallas Parkway, Suite 380

Plano, Texas 75093

Phone: (469) 633-0101

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

Holders of Common Stock

As at the date of this Annual Report on Form 10-K, we have approximately 500 holders of record at our transfer agent (TA), Securities Transfer Corporation, and 1,550 holders in street names, based on the Depository Trust Company (DTC) shareholder reports obtained through Broadridge, totaling an estimated 2,050 holders of Common Stock.

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

Awards

In 2023, there was in total 997,978 shares awarded and issued from the 2021 Stock Plans. In 2022, there was in total 634,000 shares awarded and issued from the 2021 Stock Plan. See Note 10 in the financial statements for more details.

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
On April 14, 2023, the Company issued 137,656 shares of Common Stock in exchange for invoices in the amount of $46,459.
On May 12, 2023, the Company issued 114,286 shares of Common Stock in a private placement for the amount of $40,000.
On July 24, 2023, the Company issued 500,000 shares of Common Stock in a private placement for the amount of $100,000.
On August 21, 2023, the Company issued 1,600,000 shares of Common Stock in exchange for invoices in the amount of $193,000.
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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

On April 14, 2023, the Company issued 6,763,562 shares of Common Stock to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $2,282,703.
On September 14, 2023, the Company issued 5,824,741 shares of Common Stock to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $830,026.

The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

We did not purchase any of our shares of Common Stock or other securities during our fiscal years ended December 31, 2023 and 2022.

Note Financing

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

At any time after the issue date of the Notes, the holders of the Notes, (“the Holders”), have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $0.08 per share or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the price difference. As per the amendment dated December 27, 2024, the Company have the option to repurchase the note at face value and a conversion of $70,000 in shares of Common Stock.

Recent Conversions of Notes and Warrants

On August 31, 2022, 39 notes with a principal of $1,467,000 and $53,371 in interest were converted into 6,081,484 shares of Common Stock.
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has convertible loans outstanding at a total face value of one million nine hundred thousand Dollars ($1,900,000). As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $15,699,327 as at December 31, 2023. The accumulated deficit as at December 31, 2022, was $11,226,802.

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

Research and Development

	December 31, 2023	December 31, 2022
Research and development:
Process development	$275,439	$—
Product development	519,938	123,580
Regulatory	139,082	531,078
Clinical trials	206,750	583,750
Project management	8,000	39,360
Total research and development	$1,149,209	$1,277,768

During the twelve months ended December 31, 2023, the Company recorded $1,149,209 in R&D expenses. During the twelve months ended December 31, 2022, the Company recorded $1,277,768.

General and Administrative

	December 31, 2023	December 31, 2022
General and administrative expenses:
Payroll and related expenses	$1,514,683	$347,616
Costs for legal, accounting and other professional services	150,456	76,925
Costs for legal, accounting and other professional services affiliates	10,000	44,220
Marketing expense	595,448	339,251
Miscellaneous expenses	202,995	172,379
Compensation expense to BoD and Management	89,321	38,400
Compensation expense to consultants	88,100	139,982
Total general and administrative	$2,651,003	$1,158,773

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
The Costs for legal, accounting and other professional services affiliates for two License Agreements with two affiliated companies. In 2022, Bioxytran reimbursed the affiliates for incurred legal and administrative costs in establishing the licenses, and their maintenance.
Sales and marketing expense for the twelve months ended December 31, 2023, were $595,448, as compared to $339,251 for the twelve months ended December 31, 2022. The increase costs are due to increased stock promotional activities in 2023.
Miscellaneous G&A expenses during the twelve months ended December 31, 2023, was $202,995 and $172,379, respectively. The increase is due software expenses incurred in 2023.
Stock-based compensation mounted to $177,421 for the twelve months ended December 31, 2023. The stock-based compensation for the twelve months ended December 31, 2022, was $178,382.

Other expenses

	December 31, 2023	December 31, 2022
Other (expenses):
Other income	$—	$(300,000)
Gain/Loss of issuance	212,458	—
Interest expense	193,191	207,117
Debt discount amortization	—	128,859
Amortization of warrants	348,637	190,335
Amortization of IP	8,285	3,644
Total other income (expenses)	$762,571	$229,965

During the twelve months ended December 31, 2023, the Company recorded no amortization of debt discount while the interest expense was $193,191, $8,285 was amortized from the Company’s IP at net of $348,637 in amortization of warrants. During the twelve months ended December 31, 2022, the Company recorded $128,859 in amortization of debt discount and the interest expense was $207,117, $3,644 was amortized from the Company’s IP at net of $183,572 in amortization of warrants. The net difference between the two years is insignificant. The loss on issuance at December 31, 2023, was due to a valuation difference of $212,458 leading to a restatement of Additional Paid In Capital (“APIC”) corrected in December 2024, while the other income that occurred in 2022 was a credit memo in regards to clinical trials.

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

Net Loss

	December 31, 2023	December 31, 2022
Net loss attributable to Bioxytran	$(4,472,525)	$(2,473,134)

Loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic	133,973,352	112,712,305

The Company generated a net loss for the twelve months ended December 31, 2023, of $4,472,525. In comparison, for the twelve months ended December 31, 2022, the Company generated a net loss of $2,473,134. The significant difference is due to the Company’s Officers forfeiting of accrued salaries and benefits for a total value of $1,273,000 during 2022.

CASH-FLOWS

	December 31, 2023	December 31, 2022
Net cash used in operating activities	$(775,375)	$(1,803,670)

Net cash used in investing activities	(44,301)	(32,247)

Net cash provided by financing activities	550,361	2,058,960

Cash, beginning of period	295,401	72,358
Cash, end of period	26,086	295,401
Net increase (decrease) in cash	$(269,315)	$223,043

Net cash used in operating activities was $775,375 and $1,803,670 for the twelve months ended December 31, 2023, and 2022, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.
In the twelve months ended December 31, 2023, the Company is in the process of filing a patent, and $44,301 was spent in legal fees. In the twelve months ended December 31, 2022 the amount was $32,247.
Cash flows from financing activities were $550,361 and $2,058,960 for the twelve months ended December 31, 2023, and 2022, respectively.
The available cash was $26,086 and $295,401 in the end of the twelve months ended December 31, 2023, and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	December 31, 2023	December 31, 2022
Current assets:
Cash	$26,086	$295,401
Total current assets	$26,086	$295,401

As of December 31, 2023, our current assets consisted of $26,086 in cash at December 31, 2022 we had $295,401 in cash.

Current Liabilities

	December 31, 2023	December 31, 2022
Current liabilities:
Accounts payable and accrued expenses	$302,681	$753,824
Accounts payable affiliates	2,000	709,727
Un-issued shares liability	507,315	960
Un-issued shares liability affiliates	507,242	38,400
Loan from affiliates	25,000	—
Convertible notes payable, net of discount	1,900,000	2,165,000
Total current liabilities	$3,244,238	$3,667,911

At December 31, 2023, we had total liabilities of $3,244,238, which consisted of $304,681 in accounts payable and accrued expenses (of which $2,000 was payable to related parties), $1,014,557 in un-issued shares (of which $507,202 was payable to related parties), and $1,900,000 in two convertible loans and 25,000 in a loan from affiliates. At December 31, 2022 total liabilities were $3,667,911, which consisted of $1,463,551 in accounts payable and accrued expenses (of which $709,727 was payable to related parties), $39,360 in un-issued shares (of which $38,400 was payable to related parties), and $2,165,000 in four convertible loans. The shift is due to a conversion of 985,904 in accounts payable (of which $485,904 was payable to related parties in form of accrued salaries) to un-issued shares to be issued in January 2024.

Net Working Capital and Accumulated Deficit

	December 31, 2023	December 31, 2022
Net working capital	$(3,218,152)	$(3,372,510)

Accumulated deficit	$(15,699,327)	$(11,226,802)

At December 31, 2023, the net working capital was negative $3,218,152 and the accumulated deficit of $15,699,327. Comparatively, on December 31, 2022, we had net working capital of negative $3,372,510 and the accumulated deficit of $11,226,802. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	December 31, 2023	December 31, 2022
Cash proceeds from financing activities
Proceeds from stock transactions	550,361	678,000
Proceeds from issuance of convertible notes payable	—	1,380,460
Net cash provided by financing activities	$550,361	$2,060,960

During the twelve months ending December 31, 2023, the Company had raised $550,361 in net cash for private placements. During the twelve months ending December 31, 2022, the Company had raised $1,467,000 through an 8-month convertible notes at 6% interest, with net cash proceeds of $1,380,460, as well as 678,000 in net cash for private placements. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2023.

Planned Financing Activities

The Company intends to issue a Private Placement Offering under Regulation D in the order of $4 million in the spring of 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

“On May 3, 2024, the Commission entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC and its sole audit partner Benjamin F. Borgers CPA (individually and together, “BF Borgers”)”.

“BF Borgers has been denied the privilege of appearing or practicing before the Commission, issuers that have engaged BF Borgers to audit or review financial information to be included in any Exchange Act filings to be made on or after the date of the Order will need to engage a new qualified, independent, PCAOB-registered public accountant. For example:

● Form 10-K filings on or after the date of the Order may not include audit reports from BF Borgers. Each fiscal year presented must be audited by a qualified, independent, PCAOB-registered public accountant that is permitted to appear or practice before the Commission.

● Form 10-Q filings on or after the date of the Order may not present financial information that has been reviewed by BF Borgers. Each quarterly period presented must be reviewed by a qualified, independent, PCAOB-registered public accountant that is permitted to appear or practice before the Commission.

● Form 20-F filings on or after the date of the Order may not include audit reports from BF Borgers. Each fiscal year presented must be audited by a qualified, independent, PCAOB-registered public accountant that is permitted to appear or practice before the Commission.

Exchange Act reports that were filed before the date of the Order do not necessarily need to be amended solely because of the Commission’s entry of the Order. However, issuers should consider whether their filings may need to be amended to address any reporting deficiencies arising from the BF Borgers engagement.”

For more details please consult:

https://www.sec.gov/newsroom/speeches-statements/staff-statement-borgers-05032024

As a result of this finding, the Company engaged Fruci & Associates II, PLLC (“Fruci”), PCAOB ID # 05525, as their successor auditor in order to re-audit the Financial Statements for the years ended December 31, 2023 and 2022.

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

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors, Executive Officers and key employees are as follows:

Name	Age as at December 31, 2023	Position
David Platt, Ph.D.	70	Chief Executive Officer, Chairman and Director
Ola Soderquist, MBA, CPA, CMA	62	Chief Financial Officer, Treasurer, Secretary
Mike Sheikh, BS	53	Chief Communications Officer
Dale H. Conaway, D.V.M.	68	Director
Alan M. Hoberman. Ph.D.	70	Director
Radka Milanova, Ph.D.	69	Director
Anders Utter, MBA	56	Director

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

Radka Milanova, Ph.D., is a Director of the Company. Dr. Milanova earned her Ph.D. in Organic Chemistry from Simon Fraser University, Canada. Dr. Milanova’s professional experience includes executive positions with various biotechnology companies. She has championed and captained five Investigational New Drug Applications (“IND”) and two successful New Drug Applications (“NDA”), lead Research and Development programs, invented eight granted patents and seventeen publications, obtained millions in grants, associated with licensing deals, and business development agreements that achieved winning commercialization results, maximizing global market share and generating millions in revenues. Our Board of Directors believes that Dr. Milanova’s expertise and experience in practicing pharmaceutical development, her perspective, depth and background in business development and out-licensing, and her leadership experience in the field of biotechnology provide her with the qualifications and skills to serve on our Board of Directors.

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

Name	Age as at December 31, 2023	Position	Term as Officer
David Platt, Ph.D.	70	Chief Executive Officer, Chairman and Director	September 2018 to Present
Mike Sheikh, BS	53	Chief Communications Officer	May 2020 to Present
Ola Soderquist, MBA, CPA, CMA	62	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present

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

Board of Directors Independence

Our Board of Directors consists of five members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” Directors. Four of the members of the Board of Directors, Dale H. Conaway, D.V.M., Alan Hoberman, Anders Utter and Radka Milanova are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

Our Board of Directors has established an Audit Committee and appointed three members to the Committee; Anders Utter, as Chairman, Alan Hoberman, Radka Milanova and Dale Conaway.

Nominating and Governance Committee

Our Board of Directors has established a Nominating and Governance Committee and appointed three members to the Committee; Alan Hoberman, as Chairman, Dale Conaway, Radka Milanova and Anders Utter.

Compensation Committee

Our Board of Directors has established a Compensation Committee and appointed three members to the Committee; Dale Conaway, as Chairman, Alan Hoberman, Radka Milanova and Anders Utter to our compensation committee.

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

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with Fruci & Associates II, PLLC (“Fruci”), PCAOB ID #05525, the Company’s independent registered public accounting firm for fiscal 2023, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T:

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee (Anders Utter, Alan Hoberman, Dale Conaway and Radka Milanova) concur in this report.

Audit Committee:	Anders Utter (Chairman)

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

As per Board decision on August 4, 2023, our non-employee Directors will be compensated by the issuance of $5,000 of shares of Common Stock per board and/or committee meeting with its basis determined by the markets closing price of the day prior to issuance in accordance with ASC 820;

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

Director Compensation

All compensation paid to our employee Directors is set forth in the table summarizing Executive Officer compensation above. Our non-employee Directors currently are entitled to receive $5,000 of shares of Common Stock per board and/or committee meeting with its basis determined by the markets closing price of the day prior to issuance in accordance with ASC 820. There were 463,163 shares, at a fair market value of $113,239, issued as compensation to the Board in 2023. There were 280,000 shares, at a fair market value of $45,840, issued in 2022. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

Name and Principal Position	Year	Stock Awards	Total Compensation
Alan Hoberman	2022	70,000	$19,601
	2023	147,721	$37,656
Dale Conaway	2022	70,000	$19,601
	2023	147,721	$37,656
Anders Utter	2022	70,000	$19,601
	2023	147,721	$37,656
Hana Chen Walden	2022	70,000	$19,601
(diseased and succeeded by Radka Milanova on April 19, 2024)	2023	20,000	$9,200

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

Beneficial Ownership of Executive Officers, Directors and other Affiliates

The following table sets forth certain information as at January 10, 2025 with respect to the beneficial ownership of shares of the Company’s Common Stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each Director; (iii) each of our Executive Officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an Executive Officer; and (iv) the Executive Officers and Directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 88,131,859 shares of Common Stock and 43,548,388 shares of Preferred Stock outstanding as at January 10, 2025. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of preferred shares owned	Percent of Class (1)	Number of common shares owned (2)

David Platt (3) whereof 82,260 indirect	20,121,163	46.2%	—

Ola Soderquist (3)	14,026,456	32.2%	500,000

Mike Sheikh (3)	8,214,720	18.9%	—

Dale H. Conaway (3)	330,172	0.8%	—

Alan M. Hoberman (3)	367,202	0.8%	—

Radka Milanova (3)	154,683	0.3%	—

Anders Utter (3)	333,992	0.8%	—

All Officers and Directors as a Group (7 persons)	43,548,388	100%	500,000

(1)	The percentage shown in the table is based on 43,548,388 shares of Convertible Preferred Stock outstanding on January 10, 2025.
(2)	Management holds less than 0.01% of common stock, based on 88,131,859 shares of Common Stock outstanding on January 10, 2025.
(3)	The business address of these individuals is 75 2nd Ave., Suite 605, Needham, MA 02494.

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

On April 14, 2023, 6,763,562 shares of Common Stock were issued to offset an affiliate against invoices paid on behalf of the Company and accrued salaries to our Officers, for a total value of $2,282,702, or $0.34/share

On September 14, 2023, 5,824,741 shares of Common Stock were exchanged by the Company’s officers for invoices and salary past due in the amount of $830,026, or $0.14/share

On January 18, 2024, the Company issued 3,599,289 shares of Common Stock at a value of $485,904, or $0.135/share. The shares were included as un-issued shares liability affiliates in the financial statements at December 31, 2023, after a conversion of salary and accounts receivable on October 17, 2023.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Fruci & Associates II, PLLC (“Fruci”), PCAOB ID # 05525, for the fiscal year ended December 31, 2023 and 2022.

Fee Category	2023	2022

Audit Fees	$20,000	$20,000

Audit Related Fees	$—	$—

Tax Fees	$—	$—

All other Fees	$4,000	$4,000

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference as Exhibit 3.1 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.2	By-Laws of the Registrant (Incorporated by reference as Exhibit 3.2 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.3	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

3.5	Certificate of Change Pursuant to NRS78.209 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018)

3.6	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.7	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

4.1	Form of Common Stock Certificate

4.2	Form of Warrant Dated October 24, 2018 (Incorporated by reference as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.3	Certificate of Merger Wyoming (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.4	Certificate of Merger Delaware (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.5	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.6	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

4.7	Form of Warrant Dated February 25, 2019 (Incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

Exhibit Number	Description

4.8	Certificate of Designation of Convertible Preferred Stock, dated April 19, 2024

10.1	Form of Accord and Satisfaction between U.S. Rare Earth Minerals and Elenor Yarbray (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.2	Form of Agreement and Plan of Merger and Reorganization By and Among U.S. Rare Earth Minerals, Inc., Bioxy Acquisition Corp. and Bioxytran, Inc. (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.3	Form of Asset Purchase Agreement between U.S. Rare Earth Minerals, Inc. and U.S. Rare Earth Minerals, Inc. (Wyoming). (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.4	Form of Employment Agreement of David Platt

10.5	Form of Employment Agreement of Ola Soderquist

10.6	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.7	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.8	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.9	2010 Employee, Director and Consultant Stock Plan Incorporated by reference to Exhibit 99.1 on form S-8 filed with the Securities and Exchange Commission on February 22, 2010.

10.10	Form of Public Offering Subscription Agreement

10.11	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.14	Form of Warrant of dated October 24, 2018

10.15	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.16	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.17	Form of $250,000 Senior Secured Promissory Note, dated February 25, 2019, of U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.18	Form of Security Agreement dated February 25, 2019, between U.S. Rare Earth Minerals, Inc., and Auctus Fund, LLC, dated February 25, 2019.

10.19	Form of Warrant of dated February 25, 2019

Exhibit Number	Description

10.20	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.21	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.22	License Agreement between Bioxytran, Inc. and MDX Lifesciences, Inc. dated April 4, 2019.

10.23	Investor Relations Agreement between Bioxytran, Inc. and Resources Unlimited NW LLC. dated April 22, 2019.

10.24	Scientific Advisory Board Agreement between Bioxytran, Inc. and Asclepius LLC dated May 1, 2019.

10.25	Form of Advisory Board Agreement between Bioxytran, Inc. and Steven Aust dated June 11, 2019.

10.26	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Barkman effective July 15, 2019.

10.27	Form of Advisory Board Agreement between Bioxytran, Inc. and Cynthia Tsai effective July 16, 2019.

10.28	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Jensen Dated September 13, 2019.

10.28b	Securities Purchase Agreement between Peak One Opportunity Fund, L.P. and Bioxytran, Inc., dated October 22, 2019.

10.29	Form of Advisory Board Agreement between Bioxytran, Inc. and Patrick Huddie dated September 13, 2019.

10.29b	8% Convertible Debenture of Bioxytran, Inc. to Peak One Opportunity Fund, L.P. in the Principal Amount of $120,000 dated October 22, 2019

10.30	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.31	8% Convertible Note of Bioxytran, Inc. to Tangiers Global, LLC in the Principal Amount of $106,300 dated October 23, 2019

10.32	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.33	Securities Purchase Agreement between PowerUp Lending Group Ltd. and Bioxytran, Inc., dated October 21, 2019.

10.34	8% Convertible Note of Bioxytran, Inc. to PowerUp Lending Group Ltd. in the Principal Amount of $106,000 dated October 21, 2019

10.35	Form of Securities Purchase Agreement between GS Capital Partners, LLC and Bioxytran, Inc., dated No ember 7, 2019.

10.36	Form of 4% Convertible Note of Bioxytran, Inc. to GS Capital Partners, LLC. in the Principal Amount of $125,000 dated November 7, 2019

10.37	Form of Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.38	Form of Letter Agreement between FON Consulting, LLC and Bioxytran, Inc. dated November 11, 2019.

10.39	Securities Purchase Agreement between FirstFire Global Opportunities Fund, LLC and Bioxytran, Inc., dated November 20, 2019.

10.40	4% Convertible Note of Bioxytran, Inc. to FirstFire Global Opportunities Fund, LLC. in the Principal Amount of $125,000 dated November 20, 2019

10.41	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

Exhibit Number	Description

10.42	Securities Purchase Agreement between Power Up Lending Group and Bioxytran, Inc., dated December 30, 2019.

10.43	8% Convertible Note of Bioxytran, Inc. to Power Up Lending Group in the Principal Amount of $54,600 dated December 30, 2019

10.44	Securities Purchase Agreement between EMA Financial LLC and Bioxytran, Inc., dated January 10, 2020.

10.45	4% Convertible Note of Bioxytran, Inc. to EMA Financial LLC. in the Principal Amount of $125,000 dated January 10, 2020.

10.46	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.47	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated January 18, 2020

10.48	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $56,600 dated January 18, 2020

10.49	Securities Purchase Agreement between Crown Bridge Partners, LLC and Bioxytran, Inc., dated October 30, 2019.

10.50	4% Convertible Note of Bioxytran, Inc. to Crown Bridge Partners, LLC in the Principal Amount of $55,000 dated October 30, 2019

10.51	Warrant to Purchase 22,000 shares of Common Stock of Bioxytran.

10.52	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated October 24, 2018

10.53	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated February 25, 2019

10.54	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated March 18, 2020

10.55	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $64,900 dated March 18, 2020

10.56	Form of Employment Agreement of Mike Sheikh, dated May 1, 2020

10.56b	Modification/Amendment to Officers’ Employment Contract, dated October 28, 2022.

10.57	Joint Venture Agreement between Bioxytran and Pharmalectin Partners, LLC, dated November 15, 2020.

10.58	Form of Convertible Note Agreement between Note Holders and Bioxytran, Inc., dated May 2 and 3, 2021

10.59	License Agreement between Bioxytran, Inc. and Pharmalectin, Inc. dated May 5, 2020

10.60	License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021

10.61	2021 Employee, Director and Consultant Stock Plan, adopted by the Board of Directors on January 19, 2021

10.62	2017 Employee, Director and Consultant Stock Plan (Subsidiary), adopted by the Board of Directors on October 5, 2017

10.63	Form of Warrant dated June 4, 2021

10.64	Form of Subsidiary Option dated June 4, 2021

10.65	Form of Private Placement Memorandum dated February 26, 2021

Exhibit Number		Description

10.66		Form of Private Placement Memorandum dated September 17, 2021

10.67		Form of Convertible Note, dated January 5, 2021

10.68		Form of Note Purchase Agreement, dated January 5, 2022

10.69		Approval of International Patent WO2021/099052 - Polysaccharides for Use in Treating Sars-Cov-2 Infections, dated May 12, 2022.

10.70		Approval of International Patent WO2021/099061 - Polysaccharides for IV Administration that Treat SARS-CoV-2 Infections, dated May 12, 2022.

10.71		Official USPTO Notice of Publication under 12(A) for the Trademark ProLectin

10.72		Form of Subscription Agreement.

10.73		Form of Private Purchase Agreement

10.74		Form of Subscription Agreement

10.75		Amendment to engagement letter with WallachBeth Capital LLC, dated May 8, 2023

10.76		Form of Closing Agreement with TRITON FUNDS LP, dated June 8, 2023

10.77		Amendment to Closing Agreement with TRITON FUNDS LP, dated August 2, 2023

10.78		Debt Modification Agreement with Note Holder, dated May 5, 2023

10.79		Form of Closing Agreement with TRITON FUNDS LP, dated September 18, 2023

10.80		Form of Option Agreement dated June 4, 2021

10.81	*	8% Convertible Note of Bioxytran, Inc. to Lender in the Principal Amount of $61,500 dated March 15, 2024

10.82	*	Securities Purchase Agreement between Bioxytran, Inc. and Lender, dated March 15, 2024

10.83		Option Agreement for conversion/exchange between Pharmalectin, Inc. and Bioxytran, Inc. shares of Common Stock, dated November 20, 2021.

10.84		Joint Venture Agreement between Bioxytran, the Heme Foundation and NDPD Pharma, dated July 15, 2024

10.85		Stock Sale and Purchase Agreement of NDPD Pharma, dated October 25, 2024

10.86		Extract from Valuation Report of NDPD Pharma, dated October 1, 2024

14.1		Code of Ethics

16.1		Letter from Pinnacle Accountancy Group of Utah, dated March 7, 2023 to the Securities and Exchange Commission regarding statements included in this Form 8-K.

16.2		Dismissal Consent from BF Borgers CPA PC, dated May 8, 2024

19.1		Insider Trading Policy

21.1		Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

Exhibit Number		Description

21.2		Description of Securities

21.3		Amendment to Subsidiary’s Certificate of Corporation, dated April 29, 2020

21.4		Certificate of Incorporation Foreign (BVI) Subsidiary

21.5		Certificate of Incorporation Foreign (India) Subsidiary

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	*	The following financial statements from the Annual Report on Form 10-K of BIOXYTRAN, Inc. for the year ended December 31, 2023 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed as an exhibit hereto.

**		These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Dated: January 13, 2025	By:	/s/ David Platt
David Platt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Secretary & Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this twenty-fourth day of December, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Radka Milanova, Ph.D.	Director
Radka Milanova

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

/s/ Anders Utter	Director
Anders Utter

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bioxytran, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioxytran, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has limited cash, a negative working capital, has not generated revenues, and has incurred cumulative net losses. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2024.

Spokane, Washington

January 13, 2025

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 AND DECEMBER 31, 2022

(Restated)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$26,086	$295,401
Total current assets	26,086	295,401

Intangibles, net	113,296	75,535

Total assets	$139,382	$370,936

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$302,681	$753,824
Accounts payable affiliates	2,000	709,727
Un-issued shares liability	507,315	960
Un-issued shares liability affiliates	507,242	38,400
Loan from affiliates	25,000	—
Convertible notes payable, net of premium and discount	1,900,000	2,165,000
Total current liabilities	3,244,238	3,667,911

Total liabilities	3,244,238	3,667,911

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, nil issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 144,642,333 and 123,345,985 issued and outstanding as at December 31, 2023 and 2022, respectively	144,642	123,346
Additional paid-in capital	13,085,715	8,397,109
Shares to be issued	45,000	—
Non-controlling interest	(680,886)	(590,628)
Accumulated deficit	(15,699,327)	(11,226,802)
Total stockholders’ deficit	(3,104,856)	(3,296,975)

Total liabilities and stockholders’ equity	$139,382	$370,936

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(Restated)

	Year ended
	December 31, 2023	December 31, 2022
Operating expenses:
Research and development	$1,149,209	$1,277,768
General and administrative	1,403,324	834,679
General and administrative affiliates	1,247,679	324,094
Total operating expenses	3,800,212	2,436,541

Loss from operations	(3,800,212)	(2,436,541)

Other expenses:
Other income	—	300,000
Loss of issuance	(212,458)	—
Interest expense	(193,191)	(207,117)
Amortization of Intellectual Property	(8,285)	(3,644)
Debt discount amortization and amortization of warrants	(348,637)	(319,204)
Total other expenses	(762,571)	(229,965)

Net loss before provision for income taxes	(4,562,783)	(2,666,506)

Provision for income taxes	—	—
Net loss	(4,562,783)	(2,666,506)

Net loss attributable to the non-controlling interest	90,258	193,372

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(4,472,525)	$(2,473,134)

Loss per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	133,973,352	112,712,305

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(Restated)

	Common Stock		Additional Paid in	Shares to be	Accumulated	Non-controlling	Total Shareholder’s
	Shares	Amount	Capital	Issued	Deficit	Interest	(Deficit)
1/1/2022	110,840,998	$110,841	$5,881,876	$—	$(8,753,668)	$(397,256)	$(3,158,207)

Cash stock transactions	1,650,000	1,650	676,350				678,000
Shares issued affiliates - 2021 Plan	280,000	280	45,560				45,840
Shares issued - 2021 Plan	354,000	354	92,828				93,182
Shares issued for the conversion of notes payable and accrued interest	6,081,484	6,081	1,514,300				1,520,381
Issuance of warrants	—	—	190,335				190,335
Conversion of warrants	4,139,503	4,140	-4,140				—
Net loss attributable to non-controlling interest						(193,372)	(193,372)
Net loss					(2,473,134)		(2,473,134)
12/31/2022	123,345,985	$123,346	$8,397,109	$—	$(11,226,802)	$(590,628)	$(3,296,975)

Cash stock transactions	3,537,120	3,537	501,824				505,361
Cash stock subscription	—	—	—	45,000			45,000
Shares issued affiliates - 2021 Plan	463,163	463	105,144				105,607
Shares issued - 2021 Plan	534,815	535	81,986				82,521
Shares issued for the conversion of accounts payable affiliates	12,588,303	12,588	3,100,141				3,112,729
Shares issued for the conversion of accounts payable	1,737,656	1,738	236,721				238,459
Shares issued for the conversion of notes payable and accrued interest	2,435,291	2,435	314,153				316,588
Issuance of warrants			348,637				348,637
Net loss attributable to non-controlling interest						(90,258)	(90,258)
Net loss					(4,472,525)	-	(4,472,525)
12/31/2023	144,642,333	$144,642	$13,085,715	$45,000	$(15,699,327)	$(680,886)	$(3,104,856)

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND DECEMBER 31, 2022

(Restated)

	Year Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,562,783)	$(2,666,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, incl. issuance of warrants	348,637	319,204
Amortization of Intellectual Property	8,285	3,644
Stock-based compensation expense	88,100	139,982
Stock-based compensation expense, affiliate	89,321	38,400
Interest paid in conversion of note payable	51,588	53,371
Changes in operating assets and liabilities:
Shares due for debt conversion	500,000	—
Shares due for debt conversion affiliates	485,904	—
Accounts payable and accrued expenses	(214,429)	129,508
Accounts payable affiliates	2,430,002	178,727
Net cash used in operating activities	(775,375)	(1,803,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(44,301)	(32,247)
Net cash used in investing activities	(44,301)	(32,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable	—	1,380,960
Proceeds from unissued stock sale	45,000
Proceeds from stock transactions	505,361	678,000
Net cash provided by financing activities	550,361	2,058,960

Net increase in cash	(269,315)	223,043
Cash, beginning of period	295,401	72,358
Cash, end of period	$26,086	$295,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$52,425	$104,850
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	348,637	190,335
Forfeiture of warrants	—	(6,763)
Debt discount on convertible note	—	128,859
Common shares issued for the conversion of notes payable and accrued interest	316,588	1,520,371
Common shares issued for the conversion of accounts payable affiliates	3,100,141	—
Common shares issued for the conversion of accounts payable	$236,721	$—

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2023 AND DECEMBER 31, 2022

(Restated)

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

Organization

Bioxytran, Inc. was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 300,000,000 authorized Common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001. Our Convertible Preferred Stock has a par value of $0.001 per share. The preferred shares can at any time be converted into shares of Common Stock at a 1:5 basis, and carry a voting-power of an “as if converted” basis multiplied by a factor of two.

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

Note 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In September 2024, the Company concluded that for shares issued pursuant to the Exchange Exemption in Rule 3(a)(9), the company historically valued these shares at the same price as an ongoing capital raise pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. In retrospect this approximation of Fair value based on the recommendations with ASC 820 - Fair Value Measurement, was not concluded to be precise enough, and that we would need to define a more precise value based on market price at the time of issuance. In accordance with the guidance of ASC 820 concerning for Lack of Registration Premium, shares that are restricted for six months under SEC Rule 144 generally see a 20%–30% discount on market price. The Company has opted for a 25% discount to the market price at the date of issuance based on the Company’s elevated volatility, and to the illiquidity of the high number of shares issued in these transactions.

The Company also concluded that for shares issued pursuant to the Exchange Exemption in Rule 701, the company historically valued these shares at the weighted average market price for the period the benefit was earned. In retrospect this approximation of Fair value based on the recommendations with ASC 820 - Fair Value Measurement, was not concluded to be precise enough, and that we would need to define a more precise value based on market price at the time of issuance. In accordance with the guidance of ASC 820 the shares will be valued at the market price of the day closest to the date of awarded grant.

Finally, the Company discovered some timing issues, where the accruals had not been sufficiently allocated, or had been allocated to the incorrect accounting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the years ended December 31, 2023, and 2022 (the “Affected Periods”) should be restated because of a misapplication in the guidance around the valuation for certain of our outstanding shares of Common Stock (the “Shares”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no net impact on net cash flows from operating, investing or financing activities.

Balance Sheet	As of December 31, 2023			As of December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement/ Adjustment	As Restated
Assets
Adjustment to Intangibles	$—	$1,744	$1,744	$—	$—	$—
Total assets	137,638	1,744	139,382	370,936	—	370,936
Liabilities
Adjustments to accounts payable		(6,369)	(6,369)		4,429	4,429
Adjustments to unissued shares		11,631	11,631
Total liabilities	3,249,500	(5,262)	3,244,238	3,663,482	4,429	3,667,911
Stockholders’ equity
Preferred stock, $0.001 par value	—	—	—	—	—	—
Adjustment to Common Stock		(1,000)	(1,000)		94	94
Common stock, $0.001 par value	145,642	(1,000)	144,642	123,252	94	123,346
Adjustment to APIC		164,731	164,731		4,679	4,679
Additional paid-in capital	12,920,984	164,731	13,085,715	8,392,430	4,679	8,397,109
Non-controlling interest	(680,886)	—	(680,886)	(590,628)	—	(590,628)
Accumulated deficit	(15,497,602)	(201,725)	(15,699,327)	(11,217,600)	(9,202)	(11,226,802)
Total stockholders’ equity	(3,111,862)	7,006	(3,104,856)	(3,292,546)	(4,429)	(3,296,975)
Total liabilities and stockholders’ equity	$137,638	$1,744	$139,382	$370,936	$—	$370,936

Statement of Operations	As of December 31, 2023			As of December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement/ Adjustment	As Restated
Adjustment to R&D					(300,000)	(300,000)
Adjustment to GNA		19,935	19,935		(9,202)	(9,202)
Loss from operations	(3,820,147)	19,935	(3,800,212)	(2,134,112)	(309,202)	(2,436,541)
Adjustment to other income	—	—	—	—	300,000	300,000
Loss of issuance	—	(212,458)	(212,458)	—	—	—
Total other income (expense)	(550,113)	(212,458)	(762,571)	(523,192)	300,000	(229,965)
Net loss	$(4,370,260)	$(192,523)	$(4,562,783)	$(2,657,304)	$(9,202)	$(2,666,506)
Net loss attributable to the non-controlling interest	90,258	—	90,258	193,372	—	193,372
NET LOSS ATTRIBUTABLE TO BIOXYTRAN	(4,280,002)	(192,523)	(4,472,525)	(2,463,932)	(9,202)	(2,473,134)

Loss per Common share, basic and diluted	(0.03)	—	(0.03)	(0.02)	—	(0.02)
Adjustment of average number of Common shares out-standing		(251,473)	(251,473)		(2,427,075)	(2,427,075)
Weighted average number of Common shares out-standing, basic and diluted	134,224,825	(251,473)	133,973,352	115,139,380	(2,427,075)	112,712,305

Statement of Cash Flows	As of December 31, 2023			As of December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement/ Adjustment	As Restated
Net loss	$(4,370,260)	$(192,523)	$(4,562,783)	$(2,657,304)	$(9,202)	$(2,666,506)
Adjustment to reconcile net loss to net cash used in operating activities	—	192,523	192,523	—	7,202	7,202
Net cash used in operating activities	(775,375)	—	(775,375)	(1,805,670)	2,000	(1,803,670)
Net cash used in investing activities	(44,301)	—	(44,301)	(32,247)	—	(32,247)
Adjustment in cash investment					(2,000)	(2,000)
Net cash provided by financing activities	550,361	—	550,361	2,060,960	(2,000)	2,058,960
Net change in cash	$(269,315)	$—	$(269,315)	$223,043	$—	$223,043

The impact to the balance sheet dated December 31, 2023, and 2022, filed on Form 10-K on March 22, 2024, and on March 31, 2023, the valuation of for shares issued pursuant to the Exchange Exemption in Rule 3(a)(9), resulted in a $212,458 increase to the Loss of issuance line item on December 31, 2023, and offsetting to the Additional Paid in Capital (“APIC”). The adjustment had no impact to total stockholders’ equity at any reported balance sheet date.

The impact to the balance sheet dated December 31, 2023, filed on Form 10-K on March 22, 2024, the valuation of for shares issued pursuant to the Exchange Exemption in Rule 701, resulted in a $19,935 reduction to the Compensation Expense line item on December 31, 2023, and offsetting to the Additional Paid in Capital (“APIC”). The adjustment had no impact to total stockholders’ equity at any reported balance sheet date.

In 2022 the amount of $300,000 R&D expense was reclassified to other income. The transaction had no impact to the Net Result dated December 31, 2022, filed on Form 10-K on March 22, 2024, and on March 31, 2023.

A private placement of $30,000 was incorrectly booked as stock subscription on December 31, 2022, rather than issued shares the adjustment increasing the stock count at December 31, 2022, with 93,750 shares. At December 31, 2023, the stock count was reduced with 1,000,000 shares for shares that was to be returned to treasury. The Weighted average number of Common shares out-standing, basic and diluted was on December 31, 2022, reduced with 251,473 shares and on December 31, 2023, reduced with 2,427,075 shares.

Incorrectly warrants forfeiture and issuance fees were classified at operational income/expense reducing the result with $4,773 at December 31, 2022, and was offset to the Additional Paid in Capital (“APIC”). Other inconsistencies were insufficient accruals for IP and offset against liabilities for an amount of $1,744 for the year ended December 31, 2023, and a timing issue with paid salaries and payroll taxes, as well as insufficient allocation to accruals for legal services reduced the result with ($4,429) for the year ended December 31, 2022, and with ($5,262) for the year ended on December 31, 2023.

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

At December 31, 2023, we would, based on the market price of $0.15/share, be obligated to issue approximately 16,336,608 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “2021 Notes”) and 1,342,030 shares upon exercise of outstanding warrants and 335,000 shares upon exercise of outstanding stock options. For the New Notes, the shares total is based on $2,123,759 of currently outstanding principal and unpaid interest. At December 31, 2022, we would, based on the market price of $0.48/share, be obligated to issue approximately 17,689,085 shares of Common Stock upon conversion of the currently outstanding convertible notes (the “New Notes”) and 542,030 shares upon exercise of the warrants and 524,000 shares upon exercise of outstanding stock options. For the New Notes, the shares total is based on $2,299,581 of currently outstanding principal and unpaid interest.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2023 the Company incurred $1,149,209 in research and development expenses, while during the year ended December 31, 2022 the Company incurred $1,277,768.

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

Convertible Debt

The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company elected to classify the convertible debt as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. Refer to Note 9 for information regarding convertible debt.

Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480”), then in accordance with ASC 815-40 (“ASC 815”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the Company to settle the warrants or the underlying shares by paying cash or other assets, or warrants that must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, and in order to conclude equity classification, the Company also assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the statements of operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

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

In accordance with the guidance of ASC 820 concerning for Lack of Registration Premium, shares that are restricted for six months under SEC Rule 144 generally see a 20%–30% discount on market price. The Company has opted for a 25% discount to the market price at the date of issuance based on the Company’s elevated volatility, and to the illiquidity of the large number of shares generally issued in these transactions.

In contrary, shares issued under the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act where ASC 718 (Compensation—Stock Compensation), are valued at market price at the grant date, based on the limited number of shares awarded, and its predictable repetitiveness. Under ASC 718, the grant date is typically the measurement date for share-based compensation. This is the date when both parties (employer and employee) have a mutual understanding of the terms of the award, and it is used to determine the fair value of the stock-based award for accounting purposes. The fair value measured at the grant date is not adjusted for subsequent changes in stock price.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at December 31, 2023, the Company had cash of $26,086 and a negative working capital of $3,218,152. As at December 31, 2023, the Company has not yet generated any revenues, and has incurred cumulative net losses of $15,699,327. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2023, the Company raised $550,361 in private placements. During the same period in 2022, the Company raised $678,000 in private placements and $1,380,960 from issuance of convertible notes. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2024 and is pursuing alternative opportunities to funding.

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

NOTE 5 - AFFILIATES TRANSACTIONS

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

	Estimated Remaining Life (years)	December 31, 2023	December 31, 2022
Capitalized patent costs	17	$125,225	$79,179
Accumulated amortization		(11,929)	(3,644)
Intangible assets, net		$113,296	$75,535

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

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accounts payable affiliates (1)	$2,000	$709,727
Professional fees	77,264	397,514
Interest	223,759	134,581
Payroll taxes	—	40,182
Pension/401K	—	180,557
Other accounts payable	1,658	990
Un-issued shares affiliates (2)	507,242	38,400
Un-issued shares	507,315	960
Loan from Affiliates (3)	25,000	—
Convertible note payable	1,900,000	2,165,000
Total	$3,244,238	$3,667,911

(1)	$2,000 due to the CFO for expenses at December 31, 2023, while there was $286,900 to the CEO, $269,400 to the CFO and $153,427 to the CCO in salary and expenses at December 31, 2022.

(2)

The amount is to be converted into shares of Common Stock whereof $30,000 is to our Directors for their attendance in board and committee meetings during the fourth quarter of 2023 and $485,904 to the Company’s officers for conversion of outstanding salaries and expenses.

(3)	On September 23, 2023, the Company received an interest free loan from an affiliated Company.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred stock

As at December 31, 2023 and 2022, no Preferred shares have been designated or issued. Our Convertible Preferred Stock has a par value of $0.001 per share. The preferred shares can at any time be converted into shares of Common Stock at a 1:5 basis, and carry a voting-power of an “as if converted” basis multiplied by a factor of two.

Common stock

Issuances in the period January 1 and December 31, 2022 (restated)

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2022		110,840,998	$5,992,717	$0.054
7/07/2022	e	—	42,250	—	issuance of warrants
8/15/2022	a	1,400,000	598,000	0.430	private placement
8/15/2022	e	—	148,085	—	issuance of warrants
8/31/2022	b	6,081,484	1,520,371	0.250	convertible note
9/08/2022	c	4,139,503	—	—	exercise of warrants	cashless
11/28/2022	a	156,200	50,000	0.320	private placement
12/29/2022	a	93,750	30,000	0.320	private placement
see Note 10	d	280,000	78,240	0.279	2021 Stock Plan	affiliate
see Note 10	d	354,000	60,700	0.171	2021 Stock Plan
12/31/2022		123,345,985	$8,520,455	$0.069

Issuances in the period January 1 and December 31, 2023 (restated)

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2023		123,345,985	$8,520,455	$0.069
2/10/2023	a	156,250	50,000	0.320	private placement
4/14/2023	c	137,656	45,879	0.333	debt conversion
4/14/2023	c	6,763,562	2,254,197	0.333	debt conversion	affiliate
4/18/2023	a	78,125	25,000	0.320	private placement
5/10/2023	e	—	348,637	—	issuance of warrants
5/15/2023	a	114,286	40,000	0.350	private placement
5/17/2023	b	522,138	67,878	0.130	convertible note
6/26/2023	b	803,292	104,428	0.130	convertible note
7/26/2023	a	500,000	100,000	0.200	private placement
8/21/2023	f	1,612,903	145,161	0.090	public offering
8/21/2023	c	1,600,000	193,000	0.121	debt conversion
8/25/2023	a	505,186	68,200	0.135	private placement
8/30/2023	b	1,109,861	144,282	0.130	convertible note
9/14/2023	c	5,824,741	858,112	0.147	debt conversion	affiliate
9/19/2023	a	200,000	27,000	0.135	private placement
9/19/2023	a	370,370	50,000	0.135	private placement
see Note 10	d	463,163	106,348	0.230	2021 Stock Plan	affiliate
see Note 10	d	534,815	81,780	0.153	2021 Stock Plan
12/31/2023		144,642,333	$13,229,387	$0.091

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
e	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.
f	The shares were issued after the Company filed a registration statement with the SEC, on Form S-1
g	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.
h	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.

Common Stock Warrants

The fair value of stock warrants granted for the year ended December 31, 2023 and 2022 was calculated with the following assumptions:

	2023	2022
Risk-free interest rate	4.29 – 4.95%	1.37 – 4.45%
Expected dividend yield	0%	0%
Volatility factor (monthly)	149.39%	155.52%
Expected life of warrant	5 years	5 years

For the year ended December 31, 2023 the Company awarded 800,000 warrants, valued at $348,637. For the year ended December 31, 2022 the Company awarded 492,030 warrants, valued at $190,335, while 22,000 warrants were retired, valued at $6,763, and 4,139,503 shares of Common Stock were issued in a cashless exercise.

The following table summarizes the Company’s Common Stock warrant activity for the year ended December 31, 2023 and 2022:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2022	272,000	$2.00	3.7
Granted	492,030	0.26	5.0
Exercised	(200,000)	2.00	—
Forfeited/Cancelled	(22,000)	2.00	—
Outstanding as at December 31, 2022	542,030	$0.42	4.1
Granted	800,000	0.20	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at December 31, 2023	1,342,030	$0.29	3.8

*	The warrant agreements issued in 2019 for a total of 50,000 warrants include provisions for dilutive issuance and cash-less exercise. If exercised at December 31, 2023 the provisions would have resulted in an issuance of 1,130,114 shares at an average conversion price of $0.09, or 817,622 shares in a cash-less exercise. In order to mitigate the Company’s risk an administrative hold has been placed on one shareholder’s stock in the event of future exercise.

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

The following table sets forth the status of the Company’s non-vested warrants as at December 31, 2023 and 2022.

	Number of Warrants	Weighted- Average Grant-Date Fair Value per share
Non-vested as at January 1, 2022	—	$—
Granted	492,060	0.20
Forfeited/Cancelled	—	—
Vested	492,060	0.20
Non-vested as at December 31, 2022	—	$—
Granted	800,000	0.20
Forfeited/Cancelled	—	—
Vested	800,000	0.20
Non-vested as at December 31, 2023	—	$—

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

Shares Awarded and Issued 2021 Plan:

Issuances under the 2021 Stock Plan in the period January 1 and December 31, 2022

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2022		3,656,709	$(236,294)	$(0.065)
1/10/2022	*	40,000	6,400	0.160	stipend	affiliate
2/18/2022		100,000	16,000	0.160	stipend
4/01/2022	*	10,000	1,730	0.173	stipend	affiliate
4/01/2022	*	70,000	12,110	0.173	stipend	affiliate
4/11/2022		250,000	43,250	0.173	stipend
8/01/2022	*	80,000	25,600	0.320	stipend	affiliate
8/01/2022		2,000	640	0.320	stipend
10/28/2022	*	80,000	32,400	0.406	stipend	affiliate
10/28/2022		2,000	810	0.406	stipend
12/31/2022		4,290,709	$(97,354)	$(0.023)

Issuances under the 2021 Stock Plan in the period January 1 and December 31, 2023

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2023		4,290,709	$(97,354)	$(0.023)
4/14/2023	*	110,000	51,137	0.465	stipend	affiliate
4/14/2023		4,000	1,823	0.465	stipend
8/04/2023	*	120,000	17,940	0.150	stipend	affiliate
8/04/2023		477,000	71,312	0.150	stipend
10/27/2023	*	233,163	37,306	0.160	stipend	affiliate
10/27/2023		53,815	8,610	0.160	stipend
12/31/2023		5,288,687	$90,856	$0.017

The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

*	The shares are held as shares of Preferred Shares, but are for comparison purposes expressed as Common share equivalents in this table.

Shares awarded, but not yet issued, under the 2021 Stock Plan for the year ended December 31, 2024:

Date		# Shares	Amount	Price/Share	Type	Notice
12/31/2023	*	211,269	21,338	0.101	stipend	affiliate
12/31/2023		72,423	7,315	0.101	stipend
12/31/2024		283,692	$28,653	$0.101

For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $176,451 in connection with share-based payment awards. For the year ended December 31, 2022, the Company recorded stock-based compensation expense of $178,382 in connection with share-based payment awards.

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

As at December 31, 2023, the Company has 17,920,314 options or stock awards available for grant under the 2021 Plan.

NOTE 11 – NON-CONTROLLING INTEREST

	December 31, 2023	December 31, 2022
Net loss Subsidiary	$(333,630)	$(817,151)
Net loss attributable to the non-controlling interest	90,258	193,372
Net loss affecting Bioxytran	(243,372)	(623,780)

Accumulated losses	(3,927,917)	(3,594,287)
Accumulated losses attributable to the non-controlling interest	841,836	751,578
Accumulated losses affecting Bioxytran	(3,086,081)	(2,842,709)

Net equity non-controlling interest	$(680,886)	$(590,628)

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

NOTE 12 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2023 and 2022, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2023	2022
Deferred Tax Assets:
Net operating loss carryforward	$13,080,252	$9,258,562

Total deferred tax assets	2,746,853	1,944,298

Valuation allowance	(2,746,853)	(1,944,298)

Deferred tax asset, net of valuation allowance	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not those future benefits of deferred tax assets will not be realized.

At December 31, 2023, the Company had approximately $13,080,252 of federal net operating losses that may be available to offset future taxable income, At December 31, 2022, the Company had approximately $9,258,562 of federal net operating losses that may be available to offset future taxable income. $2,870 of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely. As at the fiscal year 2023, a deduction for issued warrants and stock options and restricted shares awarded from the 2021 Stock Plan for a total of $2,619,075 has not yet been made, for the fiscal year 2022 this total was $1,959,000. The market value less exercise price for these awards will be deducted if and when the warrants and stock options are exercised, while the restricted shares will be deducted at market value at the date they were awarded, once the restriction is removed.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2023, through the date the financial statements were issued. The events requiring disclosure for this period are as follows:

i.	In the first quarter of 2024 a note for a total of $1,263,562 (whereof $163,562 in interest) was converted into 9,857,092 shares of Common Stock.

ii.	On July 15, 2024, Bioxytran entered into a Joint Venture Agreement (“JV Agreement”) with the Heme Foundation (1), and NDPD Pharma, Inc. (2). The JV Agreement outlines each partners contributions and rights in the development of a Universal Oxygen Carrier (“UOC”).

iii.	On May 1, 2024, the 2021 Note was extended until December 1, 2024, in exchange for a $105,000 debt discount, and the conversion price was adjusted to the lower of (i) a fixed price of $0.08, or (ii) if the VWAP at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the difference between fixed price and VWAP.

As per a second amendment dated December 27, 2024, the maturity date was extended to March 1, 2025, and further allows for the Company the option to repurchase the note at face value and a conversion of $70,000 in shares of Common Stock.

At December 24, 2024, the remaining outstanding note is as follows:

Debtor	Date of Issuance	Principal Amount	Interest Rate	Accrued Interest	Total Amount	Maturity Date
Private Placement, 2021 Note	5/3/2021	805,000	10%	143,642	948,642	3/01/2025

iv.	As per the exchange terms in the Joint Venture Agreement dated November 15, 2020, an affiliate, of which the beneficial ownership includes the Company’s officers, had the option to convert up to 15,000,000 shares of Pharmalectin into a maximum 17.5% ownership in the Company. On August 19, 2024, the affiliate exercised the option and exchanged 14,410,000 shares (49%) of Pharmalectin into 8,973,405 shares of Preferred Stock of Bioxytran.

v.	On August 19, 2024, the Company issued 28,971,248 shares of Convertible Preferred Stock, with a par value of $0.001 per share, to company insiders in exchange for 94,057,658 shares of Common Stock, at a 5:1 basis, as per the Certificate of Designation dated April 19, 2024, $353,840 in accrued salaries, accounts receivable and other short-term debt, and of exercise of the conversion rights for the 14,410,000 (49%) Subsidiary shares as per option agreement dated November 20, 2021. The Preferred shares can at any time be converted back into shares of Common Stock at a 1:5 basis, and carry a voting-power of an “as if converted” basis multiplied by a factor of two.

vi.	On October 25, 2024, the Company acquired 100% of the shares in NDPD Pharma from its shareholders which included the Company’s management team. The following table summarizes the fair market value of assets acquired and liabilities assumed as of the acquisition date:

October 25, 2024
Consideration Paid
Common Stock – 3,389,169 shares @ $0.109	$368,623
Preferred Stock – 28,467,564 shares @ $0.543	15,481,377
Preferred Stock returned to Treasury - 14,085,410 shares	(4,007,572)
Total consideration	$11,842,428

Assets acquired and liabilities assumed:
Cash	$396
Assumed Expenses	1,828
Intangible assets – amortized over 17 years	8,190,000
Goodwill	5,382,610

Deferred taxes (21%)	(1,719,900)
Loan from affiliate	(12,506)
Assumed value	$11,842,428

vii.	Issuance of Preferred Stock in the period January 1 and December 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		—	$—	$—
8/19/2024	g	19,221,026	4,139,126	0.215	conversion Common Stock	affiliate
8/19/2024	d	8,973,405	160,950	0.018	exercise of warrant	affiliate
8/19/2024	c	776,817	353,840	0.455	debt conversion	affiliate
8/28/2024	g	22,370	14,820	0.662	conversion Common Stock	affiliate
8/28/2024	g	(100,000)	(500)	0.005	conversion Common Stock	affiliate
10/25/2024	c	28,467,564	13,095,079	0.460	return to treasury	affiliate
10/25/2024	a	(14,085,410)	(4,007,572)	0.285	subsidiary acquisition	affiliate
10/25/2024	b	82,476	37,939	0.460	see 2021 stock plan	affiliate
12/04/2024	h	(200,000)	(1,000)	0.005	gift transfer	affiliate
12/31/2024		43,158,248	$13,806,213	$0.318

Issuance of Preferred Stock after December 31, 2024

1/06/2025	d	390,140	122,894	0.315	2021 stock plan	affiliate

viii.	Issuance of Common Stock in the period January 1 and December 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		144,642,333	$13,158,312	$0.090
1/17/2024	a	333,333	45,000	0.135	private placement
1/17/2024	-	—	(45,000)	—	subscription
1/18/2024	c	3,703,704	500,000	0.135	debt conversion
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliate
1/22/2024	c	4,356,778	—	—	exercise of warrant	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
3/27/2024	c	3,705,808	385,404	0.104	debt conversion
4/04/2024	c	1,000,000	104,000	0.104	debt conversion
4/15/2024	b	479,192	62,295	0.130	convertible note
4/15/2024	a	173,077	18,000	0.104	private placement
4/19/2024	c	250,000	32,125	0.129	debt conversion
4/22/2024	a	194,553	25,000	0.128	private placement
5/16/2024	b	769,231	100,000	0.130	convertible note
5/20/2024	c	1,027,397	150,000	0.146	debt conversion
6/27/2024	a	212,766	20,000	0.094	private placement
8/19/2024	g	(96,105,125)	(4,139,126)	0.043	conversion Preferred Stock	affiliate
8/28/2024	g	(111,847)	(14,820)	0.133	conversion Preferred Stock	affiliate
8/28/2024	g	500,000	500	0.001	conversion Preferred Stock	affiliate
10/25/2024	h	3,389,169	311,803	0.092	subsidiary acquisition
12/4/2024	h	1,000,000	1,000	0.001	gift transfer
see Note 10	d	1,886,944	207,289	0.110	2021 Stock Plan	affiliate
see Note 10	d	1,919,214	201,875	0.105	2021 Stock Plan
12/31/2024		86,782,908	$12,873,123	$0.148

Issuance of Common Stock after December 31, 2024

1/06/2025	d	1,348,951	80,984	0.063	2021 stock plan

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.

d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

e	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.

f	The shares were issued after the Company filed a registration statement with the SEC, on Form S-1

g	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.

h	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.

Management sees no further subsequent events requiring disclosure.

