Form 10-K
period 2024-12-31
BIOXYTRAN, INC
filed 2025-04-03
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2024

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

As at June 30, 2024, the aggregate market value of the registrant’s voting stock held by non-affiliates based upon the per share closing price of $0.096 as reported on the OTCQB Market and the market value of shares owned by non-affiliates was approximately $8,002,442 (based on the assumption, solely for purposes of this computation, that all Directors and Officers of the registrant were affiliates of the registrant).

The number of shares of Common Stock outstanding as at April 3, 2025, was 88,881,858 shares.

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

Our subsidiary, Pharmalectin Inc. (“Pharmalectin” or the “Subsidiary”), is a fully owned subsidiary an is focused on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. Pharmalectin has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin inhibitor. Our lead drug candidate, named ProLectin-Rx, is a complex polysaccharide derived from pectin that binds to, and blocks the activity of, galectin-1, a type of galectin. Galectins are a member of a family of proteins in the body called lectins. These proteins interact with carbohydrate sugars located in, on the surface of, and in between cells. This interaction causes the cells to change behavior, including cell movement, multiplication, and other cellular functions. The interactions between lectins and their target carbohydrate sugars occur via a carbohydrate recognition domain, or CRD, within the lectin. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus.

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

NDPD Pharma, Inc. (“NDPD” or “NDPD Pharma”) was organized on October 25, 2024, the Company acquired from affiliates, where the beneficial ownership includes the Company’s officers. At the time of the acquisition NDPD was the owner of two patents:

WO2022099052A1	Polysaccharides for Use in Treating Sars-Cov-2 Infections
WO2023178228A1	Lectin-Binding Carbohydrates for Treating Viral Infections

NDPD was organized on October 5, 2017, as a Delaware corporation with its principal place of business in Needham, MA.

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

Currently, the Company’s lead pharmaceutical drug candidate is code named BXT-25 and is planned to be an oxygen-carrying small molecule consisting of bovine hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug and we plan to begin pre-clinical studies and apply to the Food and Drug Administration for approval to use BXT-25 to prevent necrosis, or cell death, by carrying oxygen to human tissue with blood flow to the brain. If we successfully complete Phase I testing with the FDA we plan to explore the use of additional drug candidates using chemical structures that are a sub-class of BXT-25 that share the same physical properties to treat wound healing due to hypoxia, cardiovascular ischemia, anemia, cancer conditions and trauma, subject to FDA approval. However, we will need to raise additional funds in excess of $10,000,000 in order to expand the use of BXT-25.

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

According to the Center for Disease Control, there are about 795,000 new or recurrent cases of stroke in the United States each year, of which 610,000 are new cases and 185,000 recurrent cases. 130,000 Americans are killed by stroke each year, or one every four minutes. Stroke is a leading cause of serious long-term disability and costs the United States an estimated $34 Billion each year, according to the Center for Disease Control, a figure which includes the cost of health care services, medications to treat the stroke, and missed days of work.

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

Dr. Platt, Mr. Sheikh and Mr. Soderquist are our only employees and each of them is committed on a full-time basis. David Platt and Ola Soderquist currently have a monthly salary of $35,000, and Mike Sheik a monthly salary of $26,215, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $66,000 per year plus potential catchup, currently $7,500, as well as reimbursement of a gold-level healthcare plan. During 2024, the management volunteered a 50% forfeiture of their monthly salary.

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

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The trial is planned to start on in the second quarter of 2025, provided we obtain adequate funding.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the second quarter of 2025, provided we obtain adequate funding.

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

For the production of BXT-25, we intend to utilize third party manufacturing facilities that we believe are fully compliant with Good Manufacturing Practices (GMP) only, as required by the regulatory authorities in Europe or the United States, in order to produce a sufficient quantity of BXT-25 for animal toxicity and pre-clinical trials for animals. We have not conducted any clinical trials on animals or humans to confirm the efficacy of, or filed any applications with the FDA with respect to, BXT-25. The Company has developed a proof-of-concept production line and successfully manufactured the initial batch for use in pre-clinical trials in the second quarter of 2025, provided we obtain adequate funding.

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

Project Costs ProLectin-Rx

Pharmalectin is a single purpose entity aiming to develop pharmaceutical cures for Covid-19 (collectively referred to as “ProLectin-Rx”) and bring the drugs through FDA acceptance, and thereafter, license out the product(s). The total cost of the project is estimated to cost $30 million of which approximately $5 million has been invested so far.

As of December 31, 2023, Good Manufacturing Practice (GMP), pre-clinical and two clinical Phase I/II study have been completed for the initial drug, ProLectin-M, which is an oral formulation against mild to moderate symptoms of the disease and GMP has been completed for ProLectin-I, and -F.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. Subsequently, FDA approved an IND on August 24, for human trials in USA. The trials are expected to start the second quarter in 2025, provided we obtain adequate funding.

On January 27, 2023, an additional IND with the CDSCO was issued for an IV treatment of SARS-CoV-2 in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I), Long Covid, and of treatment of lung-fibrosis as a result of use of ventilator in treatment of Covid-19 (ProLectin-F), respectively.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the second quarter of 2025, provided we obtain adequate funding.

In addition to the approximately $5.0 million currently invested in the project, we believe we will be required to spend an additional $0.1 million for submission of Investigational New Drug application (IND) protocol, approximately $1.0 million in a Phase I safety study, 200,000 for additional in-vitro studies (incl HIV and Ebola), $0.1 for the development of a PK method, and 2,000,000 for a Phase 2 (dosage and pharmacokinetics) and an additional 10,000,000 for a Phase III clinical trials.

Further, we will be required to spend an additional $5.3 million in order to submit an IND with the FDA for ProLectin-M, -I and, as well as a proof of concept for ProLectin-F. An additional spending in the range of $8 to $10 million will be required in order to complete the Phase IIb/III testing with the FDA and EMA of the ProLectin-I and -F.

Approximately 15%, or $3.3 million, will need to be added in overhead, and $1 million for General and Administrative and general working capital purposes.

Estimated Cost
ProLectin-M
Clinical Trials:
IND Protocol (IND #153742)	$100,000
Phase 1 – safety	1,000,000
In-vitro trials 10-15 viruses	200,000
PK Method	100,000
Phase 2 – dose optimization and PK	2,000,000
Phase 3 – efficacy	10,000,000
Total Estimated Cost	$13,400,000

ProLectin-I and -F
Clinical Trials:
IND Protocol	$200,000
Phase 1 – safety	1,000,000
PK Method	100,000
Phase 2 – dose optimization and PK	4,000,000
Total Estimated Cost	$5,300,000

Overhead (15%)	3,300,000
GNA	1,000,000
Total Project Cost ProLectin-Rx	$23,000,000

Project Costs Universal Oxygen Carrier (“UOC”)

ProLectin-A

In order to develop ProLectin-A, the Company will need an additional $12 million, approximately $4.0 million of proceeds will be used for preparation for scale up and Good Manufacturing Practices (“GMP”) facility, $2.0 million for the adaptation of the MDX-Viewer, approximately $1.0 million will be used for toxicity testing in animals and for Investigational New Drug application (IND) protocol, approximately $5.0 million for Phase I (safety) and Phase II (proof of concept) clinical trials.

We expect that obtaining a CE from the European Directorate for the Quality of Medicines will require an additional $3.0 million in funds.

BXT-25

In order to start the development BXT-25, the Company will need an additional $5.2 million. Approximately $0.2 million to prepare and submit the IND protocol. Approximately $5.0 million for Phase I (safety) and Phase II (proof of concept) clinical trials.

We expect that obtaining a CE from the European Directorate for the Quality of Medicines will require an additional $0.5 million in funds. G&A is expected to be $3.0 million.

Approximately 15%, or $2.9 million will need to be added in overhead, and $1 million for General and Administrative and general working capital purposes.

Estimated Cost
ProLectin-A
Clinical Trials:
Animal toxicity	$800,000
GMP Facility	4,000,000
MDX-Viewer	2,000,000
IND Protocol	200,000
Phase 1 – safety	1,000,000
Phase 2 – dose optimization and PK	4,000,000
Total Estimated Cost	$12,000,000

BXT-25
Clinical Trials:
IND Submission	$200,000
Phase 1 – safety	1,000,000
Phase 2 – dose optimization and PK	4,000,000
Total Estimated Cost	$5,200,000

Overhead (15%)	2,800,000
GNA	1,000,000
Total Project Cost AOC	$21,000,000

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

Quarter Ended	High	Low
December 31, 2024	$0.120	$0.086
September 30, 2024	0.129	0.075
June 30, 2024	0.153	0.075
March 31, 2024	$0.155	$0.095

Quarter Ended	High	Low
December 31, 2023	$0.195	$0.071
September 30, 2023	0.350	0.120
June 30, 2023	0.535	0.125
March 31, 2023	$1.050	$0.361

On April 2, 2025 the last reported sale price of our Common Stock as reported on the OTCQB Information tier was $0.14894 per share.

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

Holders of Common Stock

As at the date of this Annual Report on Form 10-K, we have approximately 505 holders of record at our transfer agent (TA), Securities Transfer Corporation, and 1,641 holders in street names (excluding shareholders with accounts at foreign brokers), based on the Depository Trust Company (DTC) shareholder reports obtained through Broadridge, totaling an estimated 2,146 holders of Common Stock.

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

Awards

In 2024, there was in total 4,259,538 shares awarded and issued from the 2021 Stock Plans, while 3,987,124 was returned to treasury in connection with the NDPD acquisition and an additional 335,000 stock options were forfeited. In 2023, there was in total 997,978 shares awarded and issued from the 2021 Stock Plan and an additional 189,000 stock options were forfeited. See Note 11 in the financial statements for more details.

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

On December 31, 2024 there are an additional 30,585,728 shares or stock options available to be issued from the 2021 Plan. On December 31, 2023 there were 17,920,314 shares or stock options available to be issued from the 2021 Plan, an additional 12,108,000 was added to the plan at the automatic reset on January 1, 2024.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Date		# Shares	Amount	Price/Share	Type	Notice
2/10/2023	a	156,250	50,000	0.320	private placement
4/18/2023	a	78,125	25,000	0.320	private placement
5/15/2023	a	114,286	40,000	0.350	private placement
7/26/2023	a	500,000	100,000	0.200	private placement
9/19/2023	a	200,000	27,000	0.135	private placement
9/19/2023	a	370,370	50,000	0.135	private placement
1/17/2024	a	333,333	45,000	0.135	private placement
4/15/2024	a	173,077	18,000	0.104	private placement
4/22/2024	a	194,553	25,000	0.128	private placement
6/27/2024	a	212,766	20,000	0.094	private placement

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

All funds received though these equity transactions will be used in the development of the ProLectin-M, and for operating expenses.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Common shares:

Date		# Shares	Amount	Price/Share	Type	Notice
4/14/2023	c	6,763,562	2,254,197	0.333	debt conversion	affiliate
9/14/2023	c	5,824,741	830,026	0.143	debt conversion	affiliate
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliate

Preferred shares:

Date		# Shares	Amount	Price/Share	Type	Notice
8/19/2024	d	8,973,405	160,949	0.018	exercise of warrant	affiliate
8/19/2024	c	776,817	353,840	0.455	debt conversion	affiliate
10/25/2024	c	28,467,564	12,169,884	0.428	subsidiary acquisition	affiliate
10/25/2024	a	(14,085,410)	—	—	return to treasury	affiliate

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

At December 31, 2024 the Company had acquired and subsequently retired 14,085,410 preferred shares in connection with a business combination. We did not purchase any of our shares of Common Stock or other securities during our fiscal years ended December 31, 2023.

Note Financing

At December 31, 2024, and 2023, the outstanding convertible notes were as follows:

Debtor	Date of Issuance	Principal Amount	Interest Rate	Accrued Interest	Total Amount	Maturity Date
Private Placement, 2021 Note	5/3/2021	900,000	10%	63,814	963,814	4/30/2024
Private Placement, 2021 Note	5/3/2021	1,000,000	6%	159,945	1,159,945	1/30/2024

Debtor	Date of Issuance	Principal Amount	Interest Rate	Accrued Interest	Total Amount	Maturity Date
Private Placement, 2021 Note	5/3/2021	805,000	10%	143,642	948,642	3/01/2025

Note Holders

Around April 29, 2021, we entered into four (4) Securities Purchase Agreements, or “the 2021 SPA’s”, under which we agreed to sell convertible promissory notes, “the Notes”, in an aggregate principal amount of $2,165,000; $1,000,000 at 6% interest and $1,165,000 at 10% interest to the debtors, as shown in the table above. A note of $65,000 was converted on May 17, 2023, and a note of $100,000 was converted on June 28, 2023. An additional $100,000 was drawn from a $1,000,000 note was drawn on August 30, 2023. On March 20, 2024 an additional $100,000 was drawn and on May 16, 2024 another $100,000 from the same Note. The Note with 6% interest was fully called on January 22, 2024, for an amount of $1,163,562.

On July 15, 2024, the note was extended until November 20, 2024 with the following modifications: At any time after the issue date of the Notes, the holders of the Notes, (“the Holders”), have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $0.08 per share or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the price difference. Additionally, a debt discount of $105,000 was added to the Notes principal. As per the amendment dated December 27, 2024, the Company have the option to repurchase the note at face value and a conversion of $70,000 in shares of Common Stock.

Recent Conversions of Notes and Warrants

Date		# Shares	Amount	$/share	Type	Notice
5/17/2023	b	522,138	67,878	0.130	convertible note
6/26/2023	b	803,292	104,428	0.130	convertible note
8/30/2023	b	1,109,861	144,282	0.130	convertible note
1/22/2024	c	4,356,778	—	—	exercise of warrant	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
4/15/2024	b	479,192	62,295	0.130	convertible note
5/16/2024	b	769,231	100,000	0.130	convertible note

b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.

The shares were registered as subject to Rule 144.

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

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The trial is planned to restart start on, or around, May 1, 2025.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the second quarter of 2025, provided we obtain adequate funding.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has one convertible loan outstanding at a total face value of $805,000. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $18,921,168 as at December 31, 2024. The accumulated deficit as at December 31, 2023, was $15,699,327.

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

Research and Development

	December 31, 2024	December 31, 2023
Research and development:
Process development	$1,475	$275,439
Product development	82,185	519,938
Regulatory	1,679	139,082
Clinical trials	—	206,750
Project management	27,000	8,000
Total research and development	$112,337	$1,149,209

During the twelve months ended December 31, 2024, the Company recorded $112,337 in R&D expenses. During the twelve months ended December 31, 2023, the Company recorded $1,149,209. The decrease in R&D activities is due to lack of funding.

General and Administrative

	December 31, 2024	December 31, 2023
General and administrative expenses:
Payroll and related expenses	$867,098	$1,514,683
Costs for legal, accounting and other professional services	92,149	150,456
Costs for legal, accounting and other professional services affiliates	10,000	10,000
Marketing expense	336,125	595,448
Miscellaneous expenses	171,334	202,995
Compensation expense to BoD and Management	349,929	89,321
Compensation expense to consultants	284,096	88,100
Total general and administrative	$2,110,731	$2,651,003

The significant decrease in Payroll and related expenses for the twelve months ended December 31, 2024, were due to the Company’s Officers forfeiting 50% of their salaries for the year.
The Costs for legal, accounting and other professional services ended up at $102,149 (whereof $10,000 with affiliates) for the twelve months ended December 31, 2024, and $150,456 (whereof $10,000 with affiliates) for the twelve months ended December 31, 2023.
Sales and marketing expense for the twelve months ended December 31, 2024, were $336,125, as compared to $595,448 for the twelve months ended December 31, 2023. The decrease costs are due to reduced stock promotional activities in 2024.
Miscellaneous G&A expenses during the twelve months ended December 31, 2024, and 2023, was $171,334 and $202,995, respectively. The decrease is due software expenses that incurred in 2023.
Stock-based compensation mounted to $634,025 for the twelve months ended December 31, 2024, (whereof $349,929 to affiliates). The stock-based compensation for the twelve months ended December 31, 2023, was $177,421, (whereof $89,321 for affiliates). The net difference was due to two bonuses awarded in the year ended on December 31, 2024, the first for the year 2023 of $259,999 (whereof $101,835 to affiliates), and the second for the year of 2024 of $225,000 (whereof $118,420 to affiliates).

Other income

	December 31, 2024	December 31, 2023
Other (income) expenses:
Gain/Loss of issuance	(488,253)	212,458
Change in FV of Derivative	(133,121)	—
Interest expense	84,240	193,191
Interest expense affiliate	8,340	—
Debt discount amortization	—	—
Amortization of warrants and debt discount	677,781	348,637
Amortization of IP	7,950	8,285
Total other (income) expenses	$156,937	$762,571

During the twelve months ended December 31, 2024, the Company recorded $677,781 in amortization of debt discount while the interest expense was $92,580 (whereof $8,340 to affiliates), $7,950 was amortized from the Company’s IP, a gain of income mounting to ($488,253) and there was a positive change in the FV of derivative of ($133,121). During the twelve months ended December 31, 2023, the Company recorded an interest expense of $193,191, $8,285 was amortized from the Company’s IP at net of $348,637 in amortization of warrants. The gain on issuance at December, 2024, was due to a valuation difference of $488,253. The loss on issuance at December 31, 2023, was due to a valuation difference of $212,458 leading to a restatement of Additional Paid In Capital (“APIC”) corrected in December 2023.

Non-Controlling Interest

	December 31, 2024	December 31, 2023
Net loss attributable to the non-controlling interest	$13,324	$90,258

For the twelve months ended December 31, 2023, there was a non-controlling interest attribution of $90,258, 100% of the subsidiaries shares were acquired in 2024, why the attribution of $13,324 is for the period prior to the acquisition.

Net Loss

	December 31, 2024	December 31, 2023
Net loss attributable to Bioxytran	$(2,366,681)	$(4,472,525)

Loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic	138,598,691	133,973,352

The Company generated a net loss for the twelve months ended December 31, 2024, of $2,366,681. In comparison, for the twelve months ended December 31, 2023, the Company generated a net loss of $4,472,525. The significant difference is due to the Company’s Officers forfeiting of accrued salaries and benefits for an approximate total value of $860,000 during 2024 and that due to lack of funding our R&D activities where very limited.

CASH-FLOWS

	December 31, 2024	December 31, 2023
Net cash used in operating activities	$(55,737)	$(775,375)

Net cash used in investing activities	(28,195)	(44,301)

Net cash provided by financing activities	63,000	550,361

Cash, beginning of period	26,086	295,401
Cash, end of period	5,154	26,086
Net increase (decrease) in cash	$(20,932)	$(269,315)

Net cash used in operating activities was $55,737 and $775,375 for the twelve months ended December 31, 2024, and 2023, respectively. The decrease was due to a reduction of the research and development activities due to lack of funding.
Net cash used in investing activities: In the twelve months ended December 31, 2024, the Company is in the process of filing a patent, and $28,195 was spent in legal fees. In the twelve months ended December 31, 2023 the amount was $44,301.
Cash flows from financing activities were $63,000 and $550,361 for the twelve months ended December 31, 2024, and 2023, respectively.
The available cash was $5,154 and $26,086 in the end of the twelve months ended December 31, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	December 31, 2024	December 31, 2023
Current assets:
Cash	$5,154	$26,086
Total current assets	$5,154	$26,086

As of December 31, 2024, our current assets consisted of $5,154 in cash at December 31, 2023 we had $26,086 in cash.

Current Liabilities

	December 31, 2024	December 31, 2023
Current liabilities:
Accounts payable and accrued expenses	$278,258	$302,681
Accounts payable affiliates	147,286	2,000
Un-issued shares liability	91,729	507,315
Un-issued shares liability affiliates	132,639	507,242
Loan from affiliates	241,078	25,000
Other short-term loans	48,000	—
Convertible notes payable, net of discount	805,000	1,900,000
Derivative liability	186,652	—
Total current liabilities	$1,930,642	$3,244,238

At December 31, 2024, we had total liabilities of $1,930,642, which consisted of $425,544 in accounts payable and accrued expenses (of which $147,286 was payable to related parties), $224,368 in un-issued shares (of which $132,639 was payable to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $186,652 and $241,078 in a loan from affiliates. At December 31, 2023, we had total liabilities of $3,289,238, which consisted of $304,681 in accounts payable and accrued expenses (of which $2,000 was payable to related parties), $1,014,557 in un-issued shares (of which $507,202 was payable to related parties), and $1,900,000 in two convertible loans and 25,000 in a loan from affiliates.

Net Working Capital and Accumulated Deficit

	December 31, 2024	December 31, 2023
Net working capital	$(1,925,488)	$(3,218,153)

Accumulated deficit	$(18,921,168)	$(15,699,327)

At December 31, 2024, the net working capital was negative $1,925,488 and the accumulated deficit of $18,921,168. Comparatively, on December 31, 2023, we had net working capital of negative $3,218,153 and the accumulated deficit of $15,699,327. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	December 31, 2024	December 31, 2023
Cash proceeds from financing activities
Proceeds from stock transactions	63,000	550,361
Net cash provided by financing activities	$63,000	$550,361

During the twelve months ending December 31, 2024, the Company had raised $63,000 in net cash for private placements. During the twelve months ending December 31, 2023, the Company had raised $550,361 in net cash for private placements. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of April 2025.

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

Contractual Obligations

	December 31, 2024	December 31, 2023
Interest on notes payable	$143,642	$223,759
Convertible notes payable	805,000	1,900,000
Total	$948,642	$2,123,759

As at December 31, 2024, our contractual obligations include one convertible note with a principal of $805,000, the accrued interest for these notes mounting to $143,642, as at December 31, 2023 there were four convertible notes with a principal of $2,123,759, the accrued interest for these notes mounting to $223,759. As per the amendment dated December 27, 2024, the Company have an option to repurchase the note at face value and a conversion of $70,000 in shares of Common Stock.

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

We believe that the assumptions and estimates associated with fair value and stock based compensation to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.

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

Recent Accounting Pronouncements

Management does not believe that any recent issued, but not yet effective, accounting standards could have any material effect on the financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 3, 2024, the Commission entered an order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC and its sole audit partner Benjamin F. Borgers CPA (individually and together, “BF Borgers”).

BF Borgers has been denied the privilege of appearing or practicing before the Commission, issuers that have engaged BF Borgers to audit or review financial information to be included in any Exchange Act filings to be made on or after the date of the Order will need to engage a new qualified, independent, PCAOB-registered public accountant. For example:

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

Exchange Act reports that were filed before the date of the Order do not necessarily need to be amended solely because of the Commission’s entry of the Order. However, issuers should consider whether their filings may need to be amended to address any reporting deficiencies arising from the BF Borgers engagement.

For more details please consult:

https://www.sec.gov/newsroom/speeches-statements/staff-statement-borgers-05032024

On May 7, 2024, the Board of Bioxytran agreed to dismiss the Company’s independent registered public accounting firm, BF Borgers CPA PC (“BF Borgers”), effective as of May 7, 2024. Also on May 7, 2024, the Company engaged the accounting firm of Fruci & Associates II, PLLC (“Fruci”), PCAOB ID # 05525, as the Company’s new independent registered public accounting firm. As the successor auditor in order to re-audit the Financial Statements for the years ended December 31, 2023 and 2022. The Company’s restated Financial Statements were disclosed in the Company’s Form 10-K/A on January 14, 2025, wherein the restatement findings are presented under “Note 2 - Restatement of Previously Issued Financial Statements” and read as follows: The Board and the Company’s Audit Committee approved of the dismissal of BF Borgers and the engagement of Fruci.

None of the reports of Fruci, nor BF Borgers, regarding the Company’s financial statements for the past year, since inception or any subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited financial statements contained in its Form 10-K for the fiscal years ended December 31, 2023 and 2022, contain a going concern qualification.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at December 31, 2024, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2024, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors, Executive Officers and key employees are as follows:

Name	Age as at December 31, 2024	Position	Term as officer/Director
David Platt, Ph.D.	71	Chief Executive Officer, Chairman	September 2018 to Present
Ola Soderquist, MBA, CPA, CMA	63	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present
Mike Sheikh, BS	54	Chief Communications Officer	May 2020 to Present
Dale H. Conaway, D.V.M.	69	Director	September 2018 to Present
Alan M. Hoberman. Ph.D.	71	Director	September 2018 to Present
Radka Milanova, Ph.D.	70	Director	April 2024 to Present
Anders Utter, MBA	57	Director	September 2018 to Present

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

Mike Sheikh, BS, is a US Air Force Academy graduate and pilot. He has a Bachelor’s of Science in Economics and flew KC-135 tankers and worked as a budget Officer in the comptroller’s squadron. He has prior experience as a broker and research analyst. After the brokerage industry, he was a business development Officer for a variety of specialty finance companies. He is a long-time Biotech Consultant expert for public or private biotech companies with disruptive technologies. Mr. Sheikh the founder of Falcon Strategic Research, which focuses on companies that are not covered by traditional analysts on Wall Street. He is also the founder of an Investor Relations Firm. Mr. Sheikh also serves as an interim Chief Executive Officer of Marijuana, Inc. (OTCPK: MAJI), a publicly traded company that manufacture and deliver therapeutic exosomes. The Board of Directors has evaluated Mr. Sheikh’s commitments and has determined that his service in both roles does not impair his ability to fulfill his duties to the Company.

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

Name	Age as at December 31, 2024	Position	Term as officer
David Platt, Ph.D.	71	Chief Executive Officer and Chairman	September 2018 to Present
Mike Sheikh, BS	54	Chief Communications Officer	May 2020 to Present
Ola Soderquist, MBA, CPA, CMA	63	Chief Financial Officer, Treasurer, Secretary	September 2018 to Present

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

Audit Committee

Our Board of Directors has established an Audit Committee and appointed four members to the Committee; Anders Utter, as Chairman, Alan Hoberman, Radka Milanova and Dale Conaway.

Nominating and Governance Committee

Our Board of Directors has established a Nominating and Governance Committee and appointed four members to the Committee; Alan Hoberman, as Chairman, Dale Conaway, Radka Milanova and Anders Utter.

Compensation Committee

Our Board of Directors has established a Compensation Committee and appointed four members to the Committee; Dale Conaway, as Chairman, Alan Hoberman, Radka Milanova and Anders Utter to our compensation committee.

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of four Directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2024 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with Fruci & Associates II, PLLC (“Fruci”), PCAOB ID #05525, the Company’s independent registered public accounting firm for fiscal 2024, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T:

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee (Anders Utter, Alan Hoberman, Dale Conaway and Radka Milanova) concur in this report.

On behalf of the Audit Committee:	Anders Utter (Chairman)

Indemnification Agreements

Our Bylaws provide for the indemnification of Directors and officers. See “Indemnification of Directors and Officers.” As at January 1, 2021, Dr. Platt and Mr. Soderquist each receive a monthly compensation of $35,000, and Mr. Sheikh receive a monthly compensation of $26,250, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $66,000 per year plus potential catchup, currently $7,500. The Company will further cover all costs related to maintaining Professional Certificates, and in absence of a corporate healthcare plan, reimburse the Officer for reasonable self-subscribed gold-level healthcare plan. During 2024, the management volunteered a 50% forfeiture of their monthly salary.;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and Executive Officers and persons who own more than 10% of the issued and outstanding shares of our Common Stock to file reports of initial ownership of Common Stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we confirm that, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership filed by all Officers and Directors that no other reports were required, during the fiscal year ended December 31, 2024 all Section 16(a) filing requirements applicable to our Officers, Directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total Compensation
David Platt, CEO, Chairman	2023	$420,000	$—	$—	$420,000
	2024	210,000	—	13,506	223,506
Ola Soderquist, CFO	2023	420,000	—	—	420,000
	2024	210,000	—	13,506	223,506
Mike Sheikh, CCO	2023	280,000	—	—	280,000
	2024	$140,000	$—	$13,506	$153,506

Grants of Plan-Based Awards

During the year ended on December 31, 2024, each officer received 13,506 shares of Common Stock valued at 0.104/share. There were no equity awards to the Company’s Executive Officers during the year ended at December 31, 2023.

Outstanding Equity Awards at December 31, 2024; Option exercises and vested

There were no outstanding options or equity awards held by the Company’s Executive Officers at December 31, 2024.

Director Compensation

All compensation paid to our employee Directors is set forth in the table summarizing Executive Officer compensation above. Our non-employee Directors currently are entitled to receive $5,000 of shares of Common Stock per board and/or committee meeting with its basis determined by the markets closing price of the day prior to issuance in accordance with ASC 820. There were 1,497,349 shares, at a fair market value of $166,773, issued as compensation to the Board in 2024. There were 463,163 shares, at a fair market value of $113,239, issued as compensation to the Board in 2023. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

Name and Principal Position	Year	Stock Awards	Total Compensation
Alan Hoberman	2023	147,721	$37,656
	2024	471,568	52,836
Dale Conaway	2023	147,721	37,656
	2024	471,568	52,836
Anders Utter	2023	147,721	37,656
	2024	471,568	52,836
Hana Chen Walden*	2023	20,000	9,200
Radka Milanova*	2024	82,645	$8,265

*	Hana Chen Walden resigned for medical reasons and was succeeded by Radka Milanova on April 19, 2024.

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

The Board of Directors has set the monthly salary for David Platt and Ola Soderquist to $35,000, and for Mr. Sheikh of $26,250. Additionally, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $66,000 per year plus potential catchup, currently $7,500, as well as reimbursement of a gold-level healthcare plan. During 2024, the management volunteered a 50% forfeiture of their monthly salary.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table includes the information as of 2024 for our equity compensation plan as at December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation 2021 Stock Plan	—	$—	30,585,728

Total number of shares awarded from the 2021 Plan

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2023	4,290,709	$0.001 – 0.55	$(0.02)
Shares Issued	997,978	0.15 – 0.48	0.20
Shares Issued as of December 31, 2023	5,288,687	$0.001 – 0.55	$0.02
Shares Issued (net)	222,414	0.002 – 0.14	0.55
Shares Issued as of December 31, 2024	5,511,101	$0.001 – 0.55	$0.10

For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $634,025 in connection with share-based payment awards. For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $177,421 in connection with share-based payment awards.

Beneficial Ownership of Executive Officers, Directors and other Affiliates

The following table sets forth certain information as at April 3, 2025 with respect to the beneficial ownership of shares of the Company’s Common Stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each Director; (iii) each of our Executive Officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an Executive Officer; and (iv) the Executive Officers and Directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 88,881,858 shares of Common Stock and 43,398,388 shares of Preferred Stock outstanding as at April 3, 2025. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of preferred shares owned	Percent of Class (1)	Number of common shares owned

David Platt (3) whereof 82,260 indirect	20,121,163	46.4%	—

Ola Soderquist (2) (3)	13,876,456	32.0%	500,000

Mike Sheikh (3)	8,214,720	18.9%	—

Dale H. Conaway (3)	330,172	0.8%	—

Alan M. Hoberman (3)	367,202	0.8%	—

Radka Milanova (3)	154,683	0.4%	—

Anders Utter (3)	333,992	0.8%	—

All Officers and Directors as a Group (7 persons)	43,398,388	100%	500,000

(1)	The percentage shown in the table is based on 43,398,388 shares of Convertible Preferred Stock outstanding on April 3, 2025.
(2)	The shares of Common Stock owned symbolizes less than 0.01% of total outstanding common stock, based on 88,881,858 shares of Common Stock outstanding on April 3, 2025.
(3)	The business address of these individuals is 75 2nd Ave., Suite 605, Needham, MA 02494.

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

Common shares:

Date		# Shares	Amount	Price/Share	Type	Notice
4/14/2023	c	6,763,562	2,254,197	0.333	debt conversion	affiliate
9/14/2023	c	5,824,741	830,026	0.143	debt conversion	affiliate
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliate

Preferred shares:

Date		# Shares	Amount	Price/Share	Type	Notice
8/19/2024	d	8,973,405	160,949	0.018	exercise of warrant	affiliate
8/19/2024	c	776,817	353,840	0.455	debt conversion	affiliate
10/25/2024	c	28,467,564	12,169,884	0.428	subsidiary acquisition	affiliate
10/25/2024	a	(14,085,410)	—	—	return to treasury	affiliate

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Fruci & Associates II, PLLC (“Fruci”), PCAOB ID # 05525, for the fiscal year ended December 31, 2024, and 2023.

Fee Category	2024	2023

Audit Fees	$48,000	$—

Audit Related Fees	$—	$—

Tax Fees	$—	$—

All other Fees	$—	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2024 and 2023.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (Incorporated by reference as Exhibit 3.1 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.2	By-Laws of the Registrant (Incorporated by reference as Exhibit 3.2 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.3	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

3.5	Certificate of Change Pursuant to NRS78.209 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018)

3.6	Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.7	Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

4.1	Form of Common Stock Certificate

4.2	Form of Warrant Dated October 24, 2018 (Incorporated by reference as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.3	Certificate of Merger Wyoming (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.4	Certificate of Merger Delaware (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.5	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.6	Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

4.7	Form of Warrant Dated February 25, 2019 (Incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

Exhibit Number	Description

4.8	Certificate of Designation of Convertible Preferred Stock, dated April 19, 2024

10.1	Form of Accord and Satisfaction between U.S. Rare Earth Minerals and Elenor Yarbray (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.2	Form of Agreement and Plan of Merger and Reorganization By and Among U.S. Rare Earth Minerals, Inc., Bioxy Acquisition Corp. and Bioxytran, Inc. (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.3	Form of Asset Purchase Agreement between U.S. Rare Earth Minerals, Inc. and U.S. Rare Earth Minerals, Inc. (Wyoming). (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.4	Form of Employment Agreement of David Platt

10.5	Form of Employment Agreement of Ola Soderquist

10.6	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.7	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.8	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.9	2010 Employee, Director and Consultant Stock Plan Incorporated by reference to Exhibit 99.1 on form S-8 filed with the Securities and Exchange Commission on February 22, 2010.

10.10	Form of Public Offering Subscription Agreement

10.11	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.14	Form of Warrant of dated October 24, 2018

10.15	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.16	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.17	Form of $250,000 Senior Secured Promissory Note, dated February 25, 2019, of U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.18	Form of Security Agreement dated February 25, 2019, between U.S. Rare Earth Minerals, Inc., and Auctus Fund, LLC, dated February 25, 2019.

10.19	Form of Warrant of dated February 25, 2019

Exhibit Number	Description

10.20	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.21	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.22	License Agreement between Bioxytran, Inc. and MDX Lifesciences, Inc. dated April 4, 2019.

10.23	Investor Relations Agreement between Bioxytran, Inc. and Resources Unlimited NW LLC. dated April 22, 2019.

10.24	Scientific Advisory Board Agreement between Bioxytran, Inc. and Asclepius LLC dated May 1, 2019.

10.25	Form of Advisory Board Agreement between Bioxytran, Inc. and Steven Aust dated June 11, 2019.

10.26	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Barkman effective July 15, 2019.

10.27	Form of Advisory Board Agreement between Bioxytran, Inc. and Cynthia Tsai effective July 16, 2019.

10.28	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Jensen Dated September 13, 2019.

10.28b	Securities Purchase Agreement between Peak One Opportunity Fund, L.P. and Bioxytran, Inc., dated October 22, 2019.

10.29	Form of Advisory Board Agreement between Bioxytran, Inc. and Patrick Huddie dated September 13, 2019.

10.29b	8% Convertible Debenture of Bioxytran, Inc. to Peak One Opportunity Fund, L.P. in the Principal Amount of $120,000 dated October 22, 2019

10.30	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.31	8% Convertible Note of Bioxytran, Inc. to Tangiers Global, LLC in the Principal Amount of $106,300 dated October 23, 2019

10.32	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.33	Securities Purchase Agreement between PowerUp Lending Group Ltd. and Bioxytran, Inc., dated October 21, 2019.

10.34	8% Convertible Note of Bioxytran, Inc. to PowerUp Lending Group Ltd. in the Principal Amount of $106,000 dated October 21, 2019

10.35	Form of Securities Purchase Agreement between GS Capital Partners, LLC and Bioxytran, Inc., dated No ember 7, 2019.

10.36	Form of 4% Convertible Note of Bioxytran, Inc. to GS Capital Partners, LLC. in the Principal Amount of $125,000 dated November 7, 2019

10.37	Form of Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.38	Form of Letter Agreement between FON Consulting, LLC and Bioxytran, Inc. dated November 11, 2019.

10.39	Securities Purchase Agreement between FirstFire Global Opportunities Fund, LLC and Bioxytran, Inc., dated November 20, 2019.

10.40	4% Convertible Note of Bioxytran, Inc. to FirstFire Global Opportunities Fund, LLC. in the Principal Amount of $125,000 dated November 20, 2019

10.41	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

Exhibit Number	Description

10.42	Securities Purchase Agreement between Power Up Lending Group and Bioxytran, Inc., dated December 30, 2019.

10.43	8% Convertible Note of Bioxytran, Inc. to Power Up Lending Group in the Principal Amount of $54,600 dated December 30, 2019

10.44	Securities Purchase Agreement between EMA Financial LLC and Bioxytran, Inc., dated January 10, 2020.

10.45	4% Convertible Note of Bioxytran, Inc. to EMA Financial LLC. in the Principal Amount of $125,000 dated January 10, 2020.

10.46	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.47	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated January 18, 2020

10.48	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $56,600 dated January 18, 2020

10.49	Securities Purchase Agreement between Crown Bridge Partners, LLC and Bioxytran, Inc., dated October 30, 2019.

10.50	4% Convertible Note of Bioxytran, Inc. to Crown Bridge Partners, LLC in the Principal Amount of $55,000 dated October 30, 2019

10.51	Warrant to Purchase 22,000 shares of Common Stock of Bioxytran.

10.52	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated October 24, 2018

10.53	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated February 25, 2019

10.54	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated March 18, 2020

10.55	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $64,900 dated March 18, 2020

10.56	Form of Employment Agreement of Mike Sheikh, dated May 1, 2020

10.56b	Modification/Amendment to Officers’ Employment Contract, dated October 28, 2022.

10.57	Joint Venture Agreement between Bioxytran and Pharmalectin Partners, LLC, dated November 15, 2020.

10.58	Form of Convertible Note Agreement between Note Holders and Bioxytran, Inc., dated May 2 and 3, 2021

10.59	License Agreement between Bioxytran, Inc. and Pharmalectin, Inc. dated May 5, 2020

10.60	License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021

10.61	2021 Employee, Director and Consultant Stock Plan, adopted by the Board of Directors on January 19, 2021

10.62	2017 Employee, Director and Consultant Stock Plan (Subsidiary), adopted by the Board of Directors on October 5, 2017

10.63	Form of Warrant dated June 4, 2021

10.64	Form of Subsidiary Option dated June 4, 2021

10.65	Form of Private Placement Memorandum dated February 26, 2021

Exhibit Number	Description

10.66	Form of Private Placement Memorandum dated September 17, 2021

10.67	Form of Convertible Note, dated January 5, 2021

10.68	Form of Note Purchase Agreement, dated January 5, 2022

10.69	Approval of International Patent WO2021/099052 - Polysaccharides for Use in Treating Sars-Cov-2 Infections, dated May 12, 2022.

10.70	Approval of International Patent WO2021/099061 - Polysaccharides for IV Administration that Treat SARS-CoV-2 Infections, dated May 12, 2022.

10.71	Official USPTO Notice of Publication under 12(A) for the Trademark ProLectin

10.72	Form of Subscription Agreement.

10.73	Form of Private Purchase Agreement

10.74	Form of Subscription Agreement

10.75	Amendment to engagement letter with WallachBeth Capital LLC, dated May 8, 2023

10.76	Form of Closing Agreement with TRITON FUNDS LP, dated June 8, 2023

10.77	Amendment to Closing Agreement with TRITON FUNDS LP, dated August 2, 2023

10.78	Debt Modification Agreement with Note Holder, dated May 5, 2023

10.79	Form of Closing Agreement with TRITON FUNDS LP, dated September 18, 2023

10.80	Form of Option Agreement dated June 4, 2021

10.81	8% Convertible Note of Bioxytran, Inc. to Lender in the Principal Amount of $61,500 dated March 15, 2024

10.82	Securities Purchase Agreement between Bioxytran, Inc. and Lender, dated March 15, 2024

10.83	Option Agreement for conversion/exchange between Pharmalectin, Inc. and Bioxytran, Inc. shares of Common Stock, dated November 20, 2021.

10.84	Joint Venture Agreement between Bioxytran, the Heme Foundation and NDPD Pharma, dated July 15, 2024

10.85	Stock Sale and Purchase Agreement of NDPD Pharma, dated October 25, 2024

10.86	Extract from Valuation Report of NDPD Pharma, dated October 1, 2024

10.87	Amendment to Debt Modification Agreement dated July 25, 2024.

10.88	Closing Agreement with TRITON FUNDS LP, dated January 15, 2025.

10.89	Amendment to Debt Modification Agreement dated December 30, 2024.

14.1	Code of Ethics

16.1	Letter from Pinnacle Accountancy Group of Utah, dated March 7, 2023 to the Securities and Exchange Commission regarding statements included in this Form 8-K.

16.2	Dismissal Consent from BF Borgers CPA PC, dated May 8, 2024

19.1	Insider Trading Policy

Exhibit Number		Description

21.1		Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

21.2		Description of Securities

21.3		Amendment to Subsidiary’s Certificate of Corporation, dated April 29, 2020

21.4		Certificate of Incorporation Foreign (BVI) Subsidiary

21.5		Certificate of Incorporation Foreign (India) Subsidiary

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	*	The following financial statements from the Annual Report on Form 10-K of BIOXYTRAN, Inc. for the year ended December 31, 2024 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed as an exhibit hereto.

**		These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Dated: April 3, 2025	By:	/s/ David Platt
David Platt
President and Chief Executive Officer (Principal Executive Officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Secretary & Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this third day of April, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Radka Milanova, Ph.D.	Director
Radka Milanova

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

/s/ Anders Utter	Director
Anders Utter

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bioxytran, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioxytran, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

April 3, 2025

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND DECEMBER 31, 2023

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$5,154	$26,086
Total current assets	5,154	26,086

Intangibles, net	133,540	113,296

Total assets	$138,694	$139,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$278,258	$302,681
Accounts payable affiliates	147,286	2,000
Un-issued shares liability	91,729	507,315
Un-issued shares liability affiliates	132,639	507,242
Loan from affiliates	241,078	25,000
Other short-term loans	48,000	—
Convertible notes payable, net of premium and discount	805,000	1,900,000
Derivative liability	186,652	—
Total current liabilities	1,930,642	3,244,238

Total liabilities	1,930,642	3,244,238

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 43,158,248 and nil issued and outstanding as at December 31, 2024, and 2023, respectively	43,158	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 86,782,908 and 144,642,333 issued and outstanding as at December 31, 2024, and 2023, respectively	86,783	144,642
Additional paid-in capital	16,999,279	13,085,715
Shares sold not issued	—	45,000
Non-controlling interest	—	(680,886)
Accumulated deficit	(18,921,168)	(15,699,327)
Total stockholders’ deficit	(1,791,948)	(3,104,856)

Total liabilities and stockholders’ equity	$138,694	$139,382

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

	Year ended
	December 31, 2024	December 31, 2023
Operating expenses:
Research and development	$112,337	$1,149,209
General and administrative	1,167,502	1,403,324
General and administrative affiliates	943,229	1,247,679
Total operating expenses	2,223,068	3,800,212

Loss from operations	(2,223,068)	(3,800,212)

Other expenses:
Gain/Loss of issuance	488,253	(212,458)
Change in fair value (“FV”) of derivative	133,121	—
Interest expense	(84,240)	(193,191)
Interest expense affiliate	(8,340)	—
Amortization of Intellectual Property	(7,950)	(8,285)
Debt discount amortization	(677,781)	(348,637)
Total other expenses	(156,937)	(762,571)

Net loss before provision for income taxes	(2,380,005)	(4,562,783)

Provision for income taxes	—	—
Net loss	(2,380,005)	(4,562,783)

Net loss attributable to the non-controlling interest	13,324	90,258

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(2,366,681)	$(4,472,525)

Loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	138,598,691	133,973,352

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

	Common Stock		Preferred Stock		Additional Paid in	Shares sold not	Accumulated	Non-controlling	Total Share-holder Equity
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	interest	(Deficit)
1/1/2023	123,345,985	$123,346	—	$—	$8,397,109	$—	$(11,226,802)	$(590,628)	$(3,296,975)

Cash stock transactions	3,537,120	3,537			501,824				505,361
Cash Shares sold not issued						45,000			45,000
Shares issued affiliates - 2021 Plan	463,163	463			105,144				105,607
Shares issued - 2021 Plan	534,815	535			81,986				85,521
Shares issued for the conversion of accounts payable affiliates	12,588,303	12,588			3,100,141				3,112,729
Shares issued for the conversion of accounts payable	1,737,656	1,738			236,721				238,459
Shares issued for the conversion of notes payable and accrued interest	2,435,291	2,435			314,153				316,588
Issuance of warrants					348,637				348,637
Net loss attributable to non-controlling interest								(90,258)	(90,258)
Net loss							(4,472,525)		(4,472,525)
12/31/2023	144,642,333	$144,642	—	$—	$13,085,715	$45,000	$(15,699,327)	$(680,886)	$(3,104,856)

Cash Stock transactions	580,396	581			62,419				63,000
Shares sold not issued	333,333	333			44,667	(45,000)			—
Shares issued to BOD & Mgmnt - 2021 Plan	1,886,944	1,887	82,476	82	236,659				238,628
Shares issued to consultants - 2021 Plan	1,919,214	1,919			197,763				199,682
Debt conversion BOD & Mgmnt	7,305,097	7,306	776,817	777	1,110,712				1,118,795
Debt conversion consultants	5,981,101	5,981			651,252				657,233
Convertible Loan	11,105,515	11,105			1,414,752				1,425,857
Exercise of Warrants	4,356,778	4,357	8,973,405	8,973	147,620			(160,950)	—
Conversion to Preferred Stock	(94,716,972)	(94,717)	18,943,396	18,943	75,774				—
Acquisition of Subsidiary, affiliate			28,467,564	28,468	12,141,416				12,169,884
Acquisition of Subsidiary	3,389,169	3,389			286,385				289,774
Retirement of shares			(14,085,410)	(14,085)	14,085				—
Subsidiary integration					(12,469,940)				(12,469,940)
Acquisition of minority interest							(855,160)	855,160
Net loss attributable to the non-controlling interest								(13,324)	(13,324)
Net loss							(2,366,681)		(2,366,681)
12/31/2024	86,782,908	$86,783	43,158,248	$43,158	$16,999,279	$—	$(18,921,168)	$—	$(1,791,948)

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND DECEMBER 31, 2023

	Year Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,380,005)	$(4,562,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount, incl. issuance of warrants	677,781	348,637
Amortization of Intellectual Property	7,950	8,285
Stock-based compensation expense	284,095	88,100
Stock-based compensation expense, affiliate	349,929	89,321
Gain from Derivative	(253,008)	—
Change in FV of Derivative	(133,121)	—
Interest paid in conversion of note payable	164,447	51,588
Changes in operating assets and liabilities:
Shares due for debt conversion	—	500,000
Shares due for debt conversion affiliates	—	485,904
Accounts payable and accrued expenses	231,940	(214,429)
Accounts payable affiliates	994,255	2,430,002
Net cash used in operating activities	(55,737)	(775,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(28,195)	(44,301)
Net cash used in investing activities	(28,195)	(44,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unissued stock sale	—	45,000
Proceeds from stock transactions	63,000	505,361
Net cash provided by financing activities	63,000	550,361

Net decrease in cash	(20,932)	(269,315)
Cash, beginning of period	26,086	295,401
Cash, end of period	$5,154	$26,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$164,447	$52,425
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Issuance of warrants	—	348,637
Forfeiture of warrants	21,606	—
Debt discount on convertible note	105,000	—
Common shares issued for the conversion of notes payable and accrued interest	1,425,857	316,588
Common shares issued for the conversion of accounts payable affiliates	1,225,148	3,100,141
Common shares issued for the conversion of accounts payable	$786,125	$236,721

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2024 AND DECEMBER 31, 2023

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

NDPD Pharma, Inc. (“NDPD”) is a subsidiary focused on prototyping and development of specialized equipment for pharmaceutical manufacturing, and in the development of carbohydrate molecules deriving from partially hydrolyzed guar gum (“PHGG”).

Our Foreign Subsidiary, Pharmalectin (BVI), Inc. (“Pharmalectin BVI”) is the owner and custodian of the Company’s Copyrights, Trade Marks and Patents.

Our subsidiary, Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is managing the Company’s local clinical research and trials, and holds the local rights to commercialization.

Organization

Bioxytran, Inc. was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. On September 21, 2018, the Company went under a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 400,000,000 authorized Common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001. Our Convertible Preferred Stock has a par value of $0.001 per share. The preferred shares can at any time be converted into shares of Common Stock at a 1:5 basis, and carry a voting-power of an “as if converted” basis multiplied by a factor of two.

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin, Inc. On August 19, 2024, the Company acquired the minority interest of the Subsidiary from affiliates, where the beneficial ownership includes the Company’s officers. As at December 31, 2024, there are 15,000,000 shares of Common Stock issued and outstanding.

NDPD Pharma was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On October 25, 2024, the Company acquired 100% of NDPD’s shares of Common Stock from affiliates, where the beneficial ownership includes the Company’s officers. As at December 31, 2024, there are 15,000,000 shares of Common Stock issued and outstanding.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc. a Nevada Corporation, its wholly owned subsidiaries (collectively, the “Company”); Pharmalectin, Inc. of Delaware, Pharmalectin (BVI), Inc of British Virgin Islands and Pharmalectin India Pvt Ltd and as from October 25, 2024, NDPD Pharma, Inc.. All intercompany accounts have been eliminated upon consolidation.

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

At December 31, 2024, we would, based on the market price of $0.090/share, be obligated to issue approximately 11,858,025 shares of Common Stock upon conversion of the convertible note (the “2021 Note”) and 1,292,030 shares upon exercise of warrants, currently outstanding. For the 2021 Note, the amount of shares are based on $948,642 of principal and accrued interest currently outstanding. At December 31, 2023, we would, based on the market price of $0.15/share, be obligated to issue approximately 16,336,608 shares of Common Stock upon conversion of the convertible notes, 1,342,030 shares upon exercise of warrants and 335,000 shares upon exercise of stock options, then outstanding. For the convertible notes, the amount of shares are based on $2,123,759 principal and accrued interest then outstanding. These issuable shares are not included in the earnings per share (“EPS”) as they would be considered anti-dilutive.

The 2021 Note issued on May 3, 2021, with its maturity date extended through March 1, 2025, carry an interest rate of 10% and are convertible at the lower of (i) a fixed price of $0.08, or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the price difference. As per the amendment dated December 27, 2024, the Company have the option to repurchase the note at face value and a conversion of $70,000 in shares of Common Stock.

Stock Based Compensation

The Company measures the cost of services received from employees and non-employees in exchange for an award of equity instruments based on the fair value of the award on the grant date, defined as the bid price at the market closing on the prior day, pursuant ASC 718. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2024, and 2023.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 13.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2024 the Company incurred $112,337 in research and development expenses, due to lack of funding, while during the year ended December 31, 2023 the Company incurred $1,149,209.

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

Embedded Derivatives

The Company accounts for embedded derivatives in accordance with ASC 815-15, which requires separation of certain derivative-like features embedded in host contracts (such as convertible debt) when:

●	The economic characteristics of the embedded feature are not clearly and closely related to the host contract; and
●	The hybrid instrument is not already measured at fair value.

The Company uses this methond for calculations of Convertible debt with price-adjusted conversion features (e.g., reset provisions based on stock price declines) are bifurcated and measured at fair value through earnings, by applying a 100-step binomial lattice model incorporating stock price volatility, risk-free rates, and contractual adjustment terms.

Changes in fair value of bifurcated derivatives are recognized in earnings each reporting period.

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

In contrary, shares issued under the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act where ASC 718 (Compensation—Stock Compensation), are valued at market price at the grant date, based on the limited number of shares awarded, and its predictable repetitiveness. Under ASC 718, the grant date is typically the measurement date for share-based compensation, the Company has interpreted this as the closing bid price on the market on the day preceding the grant, or award. This is the date when both parties (employer and employee) have a mutual understanding of the terms of the award, and it is used to determine the fair value of the stock-based award for accounting purposes. The fair value measured at the grant date is not adjusted for subsequent changes in stock price.

Further, for derivatives under ASC 815, fair value is critical because these financial instruments (e.g., convertible note with a variable conversion rate) must be recorded at fair value on the balance sheet, with changes typically flowing through earnings.

Business Combinations

The Company applies ASC 805, “Business Combinations”. ASC 805 requires recognition of assets acquired, liabilities assumed, and non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date. This ASC also requires the fair value of acquired in-process research and development (“IPR&D”) to be recorded as intangibles with indefinite lives, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. Any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. In addition, changes in valuation allowance related to acquired deferred tax assets and in acquired income tax position are to be recognized in earnings. Further, ASC 805-50 addresses specific issues related to transactions involving entities under common control and acquisitions of assets rather than businesses. Common Control Transactions – Deals between entities under the same parent or controlling party are accounted for differently (e.g., book-value transfers) rather than fair value, as they are not considered arm’s-length.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at December 31, 2024, the Company had cash of $5,154 and a negative working capital of $1,925,488. As at December 31, 2024, the Company has not yet generated any revenues, and has incurred an accumulated deficit of $18,921,168. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2024, the Company raised $63,000 in private placements. During the same period in 2023, the Company raised $550,361 in private placements. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2023 and is pursuing alternative opportunities to funding.

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

NOTE 4: SINGLE SEGMENT DISCLOSURE

For the Year Ended December 31, 2024

In accordance with Accounting Standards Codification ASC 218, Segment Reporting, the Company has determined that it operates as a single operating segment. The Company’s Chief Operating Decision Maker (“CODM”), which is its Chief Executive Officer, reviews the Company’s financial performance and allocates resources on a consolidated basis. The Company’s operations focus solely on pharmaceutical research and development activities, and it does not manage the business using multiple segments or by product lines.

i.	Revenue and Geographic Information: As of December 31, 2024, the Company has not yet generated significant revenues from its pharmaceutical products as it remains in the research and development phase. Consequently, there is no dis-aggregation of revenue by geographic area or product line.

ii.	Major Customers and Concentration of Risk: Since the Company is in the development phase and has not generated revenue from product sales, there are no major customers to report. The Company is reliant on funding through private placements, equity offerings, and other financial arrangements to sustain its research and development efforts.

iii.	Long-lived Assets by Geographic Region: The Company’s tangible and intangible assets, including intellectual property and research-related equipment, are located within the United States and BVI. However, these assets do not represent a significant portion of the Company’s total assets.

Conclusion: The Company has concluded that it qualifies as a single reportable segment under ASC 218 based on the nature of its operations, the way it is managed, and the financial information reviewed by the CODM. As such, no additional segment disclosures are required in the consolidated financial statements.

Forward-Looking Statements: This disclosure may contain forward-looking statements regarding future financial performance, business operations, and regulatory approvals. Actual results may differ materially from those projected due to various risks and uncertainties, including but not limited to regulatory approvals, market conditions, and the success of clinical trials.

NOTE 5 - AFFILIATES TRANSACTIONS

On October 25, 2024, the Company completed the acquisition of NDPD Pharma, Inc. (“NDPD”), an affiliate where the beneficial ownership includes the Company’s officers. The Company issued 28,467,564 shares of Preferred Stock valued at $12,169,884 and 3,389,169 shares of Common Stock valued at $289,774 in consideration for the Company officer’s ownership in NDPD, while 14,085,410 shares of Preferred Stock valued at $7,148,346 were cancelled as the shares held by NDPD was returned to treasury. See also Note 6 – Business Combinations.

The Company hold a License Agreement (the “License” or “Agreement”) for a medical device (license obtained in 2019) with an affiliated company where in the Company’s Officers hold a majority interest. The device was developed prior to the establishment of Bioxytran. The maintenance cost for each license amounts to $5,000 yearly.

NOTE 6 – BUSINESS COMBINATIONS

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, liabilities assumed and non-controlling interests to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense (benefit). ASC 805 requires that any excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.

Acquisition of NDPD Pharma, Inc.

Overview

On October 25, 2024, the Company’s Board of Directors unanimously voted to acquire 100% of the issued and outstanding shares of Common Stock of NDPD Pharma, Inc. (“NDPD”). NDPD, of which the Company’s officers have beneficial ownership, assets consisting of:

1.	14,085,419 shares of Preferred Stock, valued at $0.543/share.
2.	License agreement for PLM limited to prescription drug(s) for the Covid-19 indication, within the scope of the business, with a perpetual royalty of 33⅓% from gross revenue.
3.	Patent (WO2022099052A1) for use of partially hydrolyzed guar gum (“PHGG”) in Covid-19 treatment.
4.	Patent (WO2023178228A1) for use of PHGG broad spectrum antiviral treatment.
5.	Manufacturing know-how in PHGG compounds for prescription based therapeutics.

Bioxytran is dedicated to the development of prescription-based therapeutic assets for human use. Consequently, all assets unrelated to prescription-based therapeutics will remain with the selling shareholders.

An independent Accredited Senior Appraiser (“ASA”) in Business Valuations valued assets #1 and #2. NDPD’s shareholders were offered a stock purchase agreement, allowing them to sell 100% of their Common Stock at the appraised value, to be paid by issuance of (i) 3,389,169 shares of Bioxytran Common Stock to non-affiliates, and (ii) 28,467,564 shares of Bioxytran Preferred Stock, to affiliates. The shares were valued using the Volume-Weighted Average Price (“VWAP”) of the Company’s Common shares as quoted on OTC Markets as of the last trading day prior to October 1, 2024, (the “Valuation Date”); the Preferred shares use the same price multiplied by 5, which is the conversion rate of the Preferred shares into Bioxytran Common shares. The offer was accepted by all NDPD shareholders. The Company claims an exemption from the registration requirements of the Securities Act of 1933 (the “Securities Act”) under Rule 145 promulgated under the Securities Act.

NDPD was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. At the time of the acquisition NDPD had 15,000,000 shares of Common Stock outstanding.

At the time of acquisition, NDPD held 14,085,410 shares of Bioxytran Preferred Stock with a fair market value of $7,660,000 and a book value of $4,007,572. These shares were subsequently canceled and returned to treasury. NDPD also held the patents for ProLectin-M (“PLM”), a compound based on PHGG.

WO2022099052A1	Polysaccharides for Use in Treating Sars-Cov-2 Infections
WO2023178228A1	Lectin-Binding Carbohydrates for Treating Viral Infections

The right of use, limited to the COVID-19 indication for prescription-based human therapeutics, for the patents were transferred to Bioxytran as per the License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021 (the “License Agreement”), wherein NDPD was to receive a 33⅓% royalty. The value of the License Agreement was appraised at $8,190,000. However, in-vitro studies and limited human trials have shown that PLM has a much broader application than initially anticipated, with promising results across multiple indications, including RSV, H1N1, EBV, shingles, and conjunctivitis, among others, suggesting the value of the patents could be significantly higher.

The board-certified Appraiser assured that the valuation engagement was performed in conformance in accordance with the ASA Business Valuation Standards of the American Society of Appraisers in conjunction with the Uniform Standards of Professional Appraisal Practice (USPAP) promulgated by the Appraisal Foundation and the Principles of Appraisal Practice and Code of Ethics of the American Society of Appraisers.

The following table summarizes the fair market value of assets acquired and liabilities assumed as of the date of the valuation and subsequent purchase agreement:

October 1, 2024
License Agreement for 33⅓% of the value in a single indication (Covid-19)	$8,190,000
Stock in Bioxytran (14,085,410 Preferred shares)	7,660,000

Assets included in the acquisition, but outside of the scope of valuation:
Patent (WO2022099052A1) including free use of PHGG based compounds for therapeutical use in Covid-19: including, but not limited to Clinical Trials, Manufacturing and Distribution.	—
Patent (WO2023178228A1) including free use of PHGG based compounds for therapeutical use in 60+ viral infections: including, but not limited to Clinical Trials, Manufacturing and Distribution.	—
Manufacturing know-how in PHGG compounds for prescription based therapeutics	—

Bank assets, Debt and Expenses Assumed	(10,282)
Official valuation	$15,848,987

Assets outside the scope of Bioxytran are separated and retained by the selling shareholders. As the license agreement only symbolizes 33⅓% of the Covid-19 patent value, it can be argued that the fair value of this patent would be at least $24.57 million, but also that the patent for 60+ viral infections would substantially exceed this value.

October 25, 2024
Consideration Paid
Common Stock – 3,389,169 shares @ $0.092	$289,774
Preferred Stock – 28,467,564 shares @ $0.428	12,169,884
Assumed value	$12,459,658

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

In an exception to the standard rule, as NDPD is considered a closely held entity considered the joint ownership by the Company’s officers ASC 805-50 is applied and all assets will have to be brought over at their carrying value which for the license and patents were $0. As for the shares they are eliminated against Additional Paid-In Capital (APIC) in the acquiring company.

Accounting wise the transaction value of the acquisition is result in the following transactions:

October 25, 2024
Issuance Common Stock – 3,389,169 shares @ $0.091 APIC	$289,774
Issuance Preferred Stock – 28,467,564 shares @ $0.427 APIC	12,169,884

Bank	(396)
Expenses	(1,828)
Assumed Loan to Affiliate	12,506

Subsidiary integration (APIC)	$(12,469,940)

Thus, due to ASC 805-50 the $12,469,940 that would normally present as an asset, is instead eliminated against equity.

NOTE 7 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2024, and 2023.

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

	Estimated Remaining Life (years)	December 31, 2024	December 31, 2023
Capitalized patent costs	15	$153,419	$125,225
Accumulated amortization		(19,879)	(11,929)
Intangible assets, net		$133,540	$113,296

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On December 31, 2024, there was $147,286 in Accounts Payables to related parties in form of payroll and advanced expense, there was also a short-term loan from affiliates of $241,078 with $6,950 in accrued interest. On December 31, 2023 there was $2,000 in Accounts Payables to related parties, there was also a short-term loan from affiliates of $25,000.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Accounts payable affiliates (1)	$147,286	$2,000
Professional fees	40,860	77,264
Interest	143,642	223,759
Interest affiliates (3)	6,950	—
Payroll taxes	11,945	—
Pension/401K	74,500	—
Other accounts payable	361	1,658
Un-issued shares affiliates (2)	132,639	507,242
Un-issued shares	91,729	507,315
Loan from affiliates (3)	241,078	25,000
Short term loan	48,000	—
Convertible note payable	805,000	1,900,000
Derivative liability	186,652	—
Total	$1,930,642	$3,244,238

(1)	For each of CFO and CEO, there was $46,668 in accrued payroll and $4,000 for advanced expenses due, there was also $35,000 and $4,000 in accrued payroll and advanced expenses due to our CCO at December 31, 2024, while there was $2,000 in advanced expenses due to the CFO at December 31, 2023.
(2)	The amount is to be converted into shares of Common Stock whereof on December 31, 2024, $49,745 is to our Directors for their attendance in board and committee meetings during the fourth quarter, and another $82,894 in a one-time bonus. On December 31, 2023 this amount was $30,000 and an additional $485,904 was due to the Company’s officers for conversion of outstanding salaries and expenses.
(3)	On December 31, 2024, the Company has a $241,078 loan from an affiliated company with an interest rate of 8%. The accrued interest is currently $6,950. On December 31, 2023, the affiliated loan was $25,000 and there was no accrued interest.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

On May 5, 2023, three (3) of the Notes were renegotiated; the interest was set to 10%, a prepayment at 120% was included and the Notes extended until April 30, 2024. On July 15, 2024, a debt discount of $105,000 was added to the Notes principal. As per the amendment dated December 27, 2024, the Company have the option to repurchase the note at face value and a conversion of $70,000 in shares of Common Stock.

At December 31, 2024, and 2023, the outstanding convertible notes were as follows:

Name		Principal due	Accrued interest	Total amount due
		December 31, 2023
Notes sold in exchange for cash	(1, 2)	$900,000	$63,814	$963,814
Note issued in exchange for defaulted Old Notes	(3)	1,000,000	159,945	1,159,945
		$1,900,000	$223,759	$2,123,759

December 31, 2024
Notes sold in exchange for cash	*	(2)	$805,000	$143,642	$948,642

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	During the year 2024 a total of $200,000 was converted into 1,675,849 shares of Common Stock. During 2023 a total of $316,588 (whereof $51,588 in interest) was converted into 2,435,291 shares of Common Stock.
(3)	All earlier issued Notes were paid off and assumed by a different entity/company. Portions of the balance was forgiven and a new note of $1,000,000 was issued to a third party. The Note was converted into 1,163,562 shares of Common Stock in January 2024.
*	An embedded derivative liability has not been deducted from the principal amount due, see Note 10 here below.

NOTE 10 – CONVERTIBLE NOTE AND EMBEDDED DERIVATIVE

Convertible Note Terms

The Company has outstanding convertible debt with the following key terms:

●	Principal Amount: $948,642 (including accrued interest)
●	Conversion Price: $0.08 per share
●	Maturity Date: April 3, 2025
●	Current Market Price of Common Stock: $0.0899
●	Price Adjustment Feature: If the market price at conversion is below 0.08,the conversion price will be reduced by 120% of the difference between the conversion price and the market price.

Embedded Derivative Classification

The price adjustment feature meets the criteria for bifurcation as an embedded derivative under ASC 815-15-25-1 because:

●	It is not clearly and closely related to the host debt instrument.
●	The 120% adjustment creates a non-linear payoff linked to the stock price.
●	It is required to be separately accounted for at fair value with changes recorded in earnings.

Valuation Technique

The company has used a 100-step binomial lattice model for its valuations. The binomial model captures:

●	Path dependency of the adjustment feature.
●	Optimal conversion behavior (American-style exercise).
●	Probability-weighted payoffs under risk-neutral valuation.

Fair Value Measurement of Embedded Derivative

The derivative liability was valued at $186,652 with the following key inputs:

Parameter	Value	Source/Methodology
Current Stock Price	$0.0899	Observable market price
Conversion Price	$0.08	Contractual terms
Volatility	129.14%	Historical volatility of comparable companies
Risk-Free Rate	4.37%	3-month U.S. Treasury yield
Time to Maturity	0.25 years	3 months
Adjustment Multiplier	120%	Contractual terms

On May 1, 2024, when the derivative instrument was introduced and the notes principal amount was $891,863 (including accrued interest), the derivative liability was valued at $572,781 with the following key inputs:

Parameter	Value	Source/Methodology
Current Stock Price	$0.1045	Observable market price
Conversion Price	$0.10	Contractual terms
Volatility	136.42%	Historical volatility of comparable companies
Risk-Free Rate	5.43%	7-month U.S. Treasury yield
Time to Maturity	0.58 years	7 months
Adjustment Multiplier	120%	Contractual terms

The difference between the two values was accounted for as:

Change in fair value for the period: $133,121

Gain/Loss of Issuance: $253,008

Sensitivity and Risks

●	Volatility Impact: A 10% increase in volatility would increase the liability by ~$22,400 (12%).
●	Stock Price Risk: If the stock price falls to 0.07,the liability could increase to $245,000.
●	Concentration Risk: The derivative represents 19.7% of the debt principal, highlighting potential equity dilution.

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 400,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred Stock

Each share of Preferred Stock has the voting power of ten shares of Common Stock, and can at any time be converted into five, shares of Common Stock. The number of shares of Preferred Stock issued and outstanding during the reporting period(s). There were no Preferred Stock outstanding on December 31, 2023:

Issuances in the period January 1 and December 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		—	$—	$—
8/19/2024	g	19,221,026	4,139,126	0.215	conversion Common Stock	affiliate
8/19/2024	c	8,973,405	160,949	0.018	exercise of warrant	affiliate
8/19/2024	c	776,817	353,830	0.455	debt conversion	affiliate
8/28/2024	g	22,370	14,820	0.662	conversion Common Stock	affiliate
8/28/2024	g	(100,000)	(500)	0.005	conversion Common Stock	affiliate
10/25/2024	c	28,467,564	12,169,884	0.428	subsidiary acquisition	affiliate
10/25/2024	a	(14,085,410)	—	—	return to treasury	affiliate
10/25/2024	c	—	(12,469,937)	—	Subsidiary integration	affiliate
10/25/2024	b	82,476	39,999	0.460	see 2021 stock plan	affiliate
12/04/2024	h	(200,000)	(1,000)	0.005	conversion Common Stock	affiliate
12/31/2024		43,158,248	$4,407,171	$0.102

Common stock

Number of shares of Common Stock issued and outstanding during the reporting period(s):

Issuances in the period January 1 and December 31, 2023

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2023		123,345,985	$8,520,455	$0.069
2/10/2023	a	156,250	50,000	0.320	private placement
4/14/2023	c	137,656	45,879	0.333	debt conversion
4/14/2023	c	6,763,562	2,254,197	0.333	debt conversion	affiliate
4/18/2023	a	78,125	25,000	0.320	private placement
5/10/2023	e	—	348,637	—	issuance of warrants
5/15/2023	a	114,286	40,000	0.350	private placement
5/17/2023	b	522,138	67,878	0.130	convertible note
6/26/2023	b	803,292	104,428	0.130	convertible note
7/26/2023	a	500,000	100,000	0.200	private placement
8/21/2023	f	1,612,903	145,161	0.090	public offering
8/21/2023	c	1,600,000	193,000	0.121	debt conversion
8/25/2023	a	505,186	68,200	0.135	private placement
8/30/2023	b	1,109,861	144,282	0.130	convertible note
9/14/2023	c	5,824,741	858,112	0.147	debt conversion	affiliate
9/19/2023	a	200,000	27,000	0.135	private placement
9/19/2023	a	370,370	50,000	0.135	private placement
11/18/2023	a	—	45,000	—	subscription
see Note 11	d	463,163	106,348	0.230	2021 Stock Plan	affiliate
see Note 11	d	534,815	81,780	0.153	2021 Stock Plan
12/31/2023		144,642,333	$13,275,358	$0.091

Issuances in the period January 1 and December 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		144,642,333	$13,275,358	$0.090
1/17/2024	a	—	(45,000)	—	subscription
1/17/2024	a	333,333	45,000	0.135	private placement
1/18/2024	c	3,703,704	371,108	0.100	debt conversion
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliate
1/22/2024	c	4,356,778	—	—	exercise of warrant	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
3/27/2024	c	3,705,808	279,051	0.075	debt conversion
4/04/2024	c	1,000,000	104,000	0.104	debt conversion
4/15/2024	b	479,192	62,295	0.130	convertible note
4/15/2024	a	173,077	18,000	0.104	private placement
4/19/2024	c	250,000	32,125	0.129	debt conversion
4/22/2024	a	194,553	25,000	0.128	private placement
5/16/2024	b	769,231	100,000	0.130	convertible note
5/20/2024	c	1,027,397	150,000	0.146	debt conversion
6/27/2024	a	212,766	20,000	0.094	private placement
8/19/2024	g	(96,105,125)	(4,139,126)	0.043	conversion Preferred Stock	affiliate
8/28/2024	g	(111,847)	(14,820)	0.133	conversion Preferred Stock	affiliate
8/28/2024	g	500,000	500	0.001	conversion Preferred Stock	affiliate
10/25/2024	h	3,389,169	289,774	0.092	subsidiary acquisition
12/04/2024	h	1,000,000	1,000	0.001	gift transfer
see Note 11	d	1,886,944	196,898	0.105	2021 Stock Plan	affiliate
see Note 11	d	1,919,214	201,410	0.105	2021 Stock Plan
12/31/2024		86,782,908	$12,722,039	$0.147

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
e	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.
f	The shares were issued after the Company filed a registration statement with the SEC, on Form S-1
g	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.
h	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.

Common Stock Warrants

The fair value of stock warrants granted for the year ended December 31, 2024, and 2023 was calculated with the following assumptions:

	2024	2023
Risk-free interest rate	3.41 – 4.72%	4.29 – 4.95%
Expected dividend yield	0%	0%
Volatility factor (monthly)	134.66%	149.39%
Expected life of warrant	5 years	5 years

For the year ended December 31, 2024 the Company did not award any warrants, while 50,000 warrants valued at $21,606 were retired. For the year ended December 31, 2023 the Company awarded 800,000 warrants, valued at $348,637.

The following table summarizes the Company’s Common Stock warrant activity for the year ended December 31, 2024, and 2023:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2023	542,030	$0.42	4.1
Granted	800,000	0.20	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at December 31, 2023	1,342,030	$0.29	3.8
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	(50,000)	2.00	—
Outstanding as at December 31, 2024	1,292,030	$0.22	3.0

The following table summarizes information about stock warrants that are vested or expected to vest at December 31, 2024 with a market price of $0.15 at December 31, 2024:

		Warrants Outstanding and Exercisable
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.20-0.25	1,264,030	$0.23	2.97	$—
0.47	28,000	0.47	2.62	—
$0.20-0.47	1,292,030	$0.22	2.96	$—

The weighted-average remaining contractual life for warrants exercisable at December 31, 2024 is 2.96 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at December 31, 2024.

The following table sets forth the status of the Company’s non-vested warrants as at December 31, 2024, and 2023.

	Number of Warrants	Weighted- Average Grant-Date Fair Value per share
Non-vested as at January 1, 2023	—	$—
Granted	800,000	0.20
Forfeited/Cancelled	—	—
Vested	800,000	0.20
Non-vested as at December 31, 2023	—	$—
Granted	—	—
Forfeited/Cancelled	—	—
Vested	—	—
Non-vested as at December 31, 2024	—	$—

NOTE 12 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

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

Shares Awarded and Issued 2021 Plan:

As at January 1, 2024, there were 5,288,687 shares issued valued at a fair historic market value of $99,910 at the time of award and at December 31, 2024, there were 5,511,101 shares issued valued at a fair historic market value of $535,135 at the time of award. As at January 1, 2023, there were 4,290,709 shares issued valued at a fair historic market value of negative ($97,272) (historically awarded “expensive” stock were returned to treasury in 2021) at the time of award, and at December 31, 2023, there were 5,288,687 shares issued valued at a fair historic market value of $99,910 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the twelve months ended December 31, 2024, and 2023:

Issuances under the 2021 Stock Plan in the period January 1 and December 31, 2023

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2023		4,290,709	$(97,354)	$(0.023)
4/14/2023	*	110,000	51,137	0.465	stipend	affiliate
4/14/2023		4,000	1,823	0.465	stipend
8/04/2023	*	120,000	17,940	0.150	stipend	affiliate
8/04/2023		477,000	71,312	0.150	stipend
10/27/2023	*	233,163	37,306	0.160	stipend	affiliate
10/27/2023		53,815	8,610	0.160	stipend
12/31/2023		5,288,687	$90,856	$0.017

Issuances under the 2021 Stock Plan in the period January 1 and December 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		5,288,687	$90,856	$0.017
3/22/2024	*	211,269	21,338	0.101	stipend	affiliate
3/22/2024		72,423	7,315	0.101	stipend
3/22/2024	*	979,191	101,835	0.104	bonus	affiliate
3/22/2024		1,520,808	158,164	0.104	bonus
4/19/2024	*	241,938	30,000	0.124	stipend	affiliate
4/19/2024		86,246	10,695	0.124	stipend
8/14/2024	*	454,546	45,455	0.100	stipend	affiliate
8/14/2024		84,646	8,464	0.100	stipend
10/25/2024	*	412,380	40,000	0.097	stipend	affiliate
10/25/2024		155,091	15,044	0.097	stipend
10/25/2024	*	(3,597,529)	(7,591)	0.002	return to treasury	affiliate
10/25/2024	*	(389,595)	(40,518)	0.104	return to treasury	affiliate
12/31/2024		5,520,101	$481,057	$0.087

The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
*	The shares are held as shares of Preferred Shares, but are for comparison purposes expressed as Common share equivalents in this table.

Shares awarded, but not yet issued, under the 2021 Stock Plan for the year ended December 31, 2024:

Date		# Shares	Amount	Price/Share	Type	Notice
12/31/2024	*	634,921	$43,172	$0.068	stipend	affiliate
12/31/2024		164,730	11,202	0.067	stipend
12/31/2024	*	1,315,780	89,467	0.068	bonus	affiliate
12/31/2024		1,184,220	80,527	0.068	bonus
12/31/2024		3,299,651	$224,368	$0.068

For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $634,025 (whereof $349,929 to affiliates) in connection with share-based payment awards. For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $177,421 (whereof $89,321 to affiliates) in connection with share-based payment awards.

Total number of shares awarded from the 2021 Plan

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2023	4,290,709	$0.001 – 0.55	$(0.02)
Shares Issued	997,978	0.15 – 0.48	0.20
Shares Issued as of December 31, 2023	5,288,687	$0.001 – 0.55	$0.02
Shares Issued (net)	222,414	0.002 – 0.14	0.55
Shares Issued as of December 31, 2024	5,511,101	$0.001 – 0.55	$0.10

Stock options granted and vested 2021 Plan:

For the year ended December 31, 2024, there were no options awarded under the 2021 Stock Plan. However, 189,000 options were forfeited. For the year ended December 31, 2023, there were no options awarded under the 2021 Stock Plan. However, 144,000 options were forfeited.

As at December 31, 2024, there was no unrecognized compensation expense related to non-vested stock option awards. The following table summarizes the Company’s stock option activity for the year ended December 31, 2024, and 2023:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2023	524,000	$0.001 – 0.95	$0.44
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(189,000)	0.001 – 0.32	0.09
Outstanding as of December 31, 2023	335,000	$0.001 – 0.95	$0.62
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(335,000)	0.001 – 0.95	0.62
Outstanding as of December 31, 2024	—	$—	$—

At December 31, 2024, there are no stock options outstanding.

As at December 31, 2024, the Company has 30,585,728 options or stock awards available for grant under the 2021 Plan.

NOTE 13 – NON-CONTROLLING INTEREST

	December 31, 2024	December 31, 2023
Net loss Subsidiary	$—	$(333,630)
Net loss attributable to the non-controlling interest	—	90,258
Net loss affecting Bioxytran	—	(243,372)

Accumulated deficit	—	(3,927,917)
Accumulated deficit attributable to the non-controlling interest	—	841,836
Accumulated deficit affecting Bioxytran	—	(3,086,081)

Net equity non-controlling interest	$—	$(680,886)

On August 19, 2024, the minority affiliate shareholder, where the beneficial ownership includes the Company’s officers, exercised a warrant allowing them to exchange its 49% ownership in the Subsidiary towards a 16.8% ownership of the Company.

NOTE 14 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2024, and 2023, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2024	2023
Deferred Tax Assets:
Net operating loss carryforward	$15,600,000	$13,080,252

Total deferred tax assets	3,276,000	2,746,853

Valuation allowance	(3,276,000)	(2,746,853)

Deferred tax asset, net of valuation allowance	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not those future benefits of deferred tax assets will not be realized.

At December 31, 2024, the Company had approximately $15,600,000 of federal net operating losses that may be available to offset future taxable income, At December 31, 2023, the Company had approximately $13,080,252 of federal net operating losses that may be available to offset future taxable income. $2,870 of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely. As at the fiscal year 2023, a deduction for issued warrants and stock options and restricted shares awarded from the 2021 Stock Plan for a total of $3,276,000 has not yet been made, for the fiscal year 2023 this total was $2,619,075. The market value less exercise price for these awards will be deducted if and when the warrants and stock options are exercised, while the restricted shares will be deducted at market value at the date they were awarded, once the restriction is removed.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16– SUBSEQUENT EVENTS

Issuances of Preferred Stock

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		43,158,248	$4,407,171	$0.102
1/06/2025	d	390,140	132,639	0.340	2021 plan (below)	affiliate
1/06/2025	c	(150,000)	(750)	0.005	conversion Common Stock	affiliate
3/29/2025		43,398,388	$4,539,060	$0.104

Issuances of Common Stock

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		86,782,908	$12,722,039	$0.147
1/06/2025	d	1,348,950	91,729	0.068	2021 plan (below)
1/10/2025	c	750,000	750	0.001	gift transfer
3/29/2025		88,881,858	$12,814,518	$0.144

Issuances under the 2021 Stock Plan

Date			# Shares	Amount	Price/Share	Type	Notice
1/01/2025			5,520,101	$481,057	$0.087
1/06/2025	d	*	634,921	$43,172	$0.068	stipend	affiliate
1/06/2025	d		164,730	11,202	0.067	stipend
1/06/2025	d	*	1,315,780	89,467	0.068	bonus	affiliate
1/06/2025	d		1,184,220	80,527	0.068	bonus
3/29/2025			8,819,752	$705,425	$0.080

*	Issued as preferred shares

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

2021 Stock Plan Reset

On January 1, 2025, the 2021 Employee, Director and Consultant Stock Plan (the “2021 Plan”) was automatically reset in accordance with the stipulations (15% of outstanding shares on a fully diluted basis). After the reset there are 54,837,569 shares in Common Stock awards available for grant.

Management sees no further subsequent events requiring disclosure.

