Form 10-Q
period 2025-03-31
BIOXYTRAN, INC
filed 2025-05-15
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The amount of registered shares of the registrant’s Common Stock as of May 15, 2025, was 88,992,243.

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

UNAUDITED

	March 31, 2025 unaudited	December 31, 2024
ASSETS
Current assets:
Cash	$4,348	$5,154
Total current assets	4,348	5,154

Intangibles, net	131,704	133,540

Total assets	$136,052	$138,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$555,792	$271,308
Accounts payable affiliates	7,683	154,236
Un-issued shares liability	11,920	91,729
Un-issued shares liability affiliates	16,680	132,639
Loan from related Party	407,610	241,078
Other short-term loans	48,000	48,000
Convertible notes payable, net of premium and discount	805,000	805,000
Derivative liability	991,404	186,652
Total current liabilities	2,844,089	1,930,642

Total liabilities	2,844,089	1,930,642

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, and 43,398,388 and 43,158,248 issued and outstanding as at March 31, 2025, and as at December 31, 2024, respectively	43,398	43,158
Common stock, $0.001 par value; 400,000,000 shares authorized; 88,881,859 and 86,782,908 issued and outstanding as at March 31, 2025, and December 31, 2024, respectively	88,882	86,783
Additional paid-in capital	17,434,486	16,999,280
Accumulated deficit	(20,274,803)	(18,921,169)
Total stockholders’ deficit	(2,708,037)	(1,791,948)

Total liabilities and stockholders’ equity	$136,052	$138,694

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTHS ENDED MARCH 31, 2025 AND 2024

UNAUDITED

	Three-months ended
	March 31, 2025	March 31, 2024
Operating expenses:
Research and development	$349,500	$27,000
General and administrative	148,770	320,997
General and administrative affiliates	16,872	431,232
Total operating expenses	515,142	779,229

Loss from operations	(515,142)	(779,229)

Other expenses:
Gain/Loss of issuance	—	235,245
Change in fair value (“FV”) of derivative	(804,752)	—
Interest expense	(31,157)	(26,374)
Interest expense affiliate	(733)	(1,457)
Amortization of Intellectual Property	(1,851)	(2,031)
Total other expenses	(838,493)	205,383

Net loss before provision for income taxes	(1,353,635)	(573,846)

Provision for income taxes	—	—
Net loss	(1,353,635)	(573,846)

Net loss attributable to the non-controlling interest	—	13,324

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(1,353,635)	$(560,522)

Loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	88,839,723	163,449,452

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTHS ENDED MARCH 31, 2025 AND 2024

UNAUDITED

	Common Stock		Preferred Stock		Additional Paid in	Shares sold not	Accumulated	Non-controlling	Total Share-holder Equity
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	interest	(Deficit)
1/1/2024	144,642,333	$144,642	—	$—	$13,085,715	$45,000	$(15,699,327)	$(680,886)	$(3,104,856)

Stock subscriptions issued	333,333	333			44,667	(45,000)			—
Shares issued affiliates - 2021 Plan	1,190,460	1,190			121,983				123,173
Shares issued - 2021 Plan	1,643,231	1,643			164,486				166,129
Shares issued for the conversion of accounts payable affiliates	7,305,097	7,305			757,001				764,306
Shares issued for the conversion of accounts payable	3,703,704	3,704			367,404				371,108
Shares issued for the conversion of notes payable and accrued interest	9,857,092	9,857			1,253,705				1,263,562
Conversion of warrants	4,356,778	4,357			(4,357)				—
Net loss attributable to non-controlling interest								(13,324)	(13,324)
Net loss							(560,522)		(560,522)
3/31/2024	173,032,028	$173,031	—	$—	$15,790,604	$—	$(16,259,849)	$(694,210)	$(990,424)

1/1/2025	86,782,908	$86,783	43,158,248	$43,158	$16,999,279	$—	$(18,921,169)	$—	$(1,791,948)
Shares issued to BOD & Mgmnt - 2021 Plan	—	—	390,140	390	131,076				131,466
Shares issued to consultants - 2021 Plan	1,348,951	1,349	—	—	89,951				91,300
Conversion between stock classes	750,000	750	(150,000)	(150)	(600)				—
Payroll forfeiture by Mgmnt *					214,780				214,780
Net loss							(1,353,635)		(1,353,635)
3/31/2025	88,881,859	$88,882	43,398,388	$43,398	$17,434,486	$—	$(20,274,803)	$—	$(2,708,037)

*	The transaction originating from the Company’s Officers forfeiting $578,959 in accrued payroll.

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2025 AND 2024

UNAUDITED

	Three-months ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,353,635)	$(573,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Intellectual Property	1,851	2,031
Stock-based compensation expense	16,251	168,410
Stock-based compensation expense, affiliate	10,747	131,835
Change in FV of Derivative	804,752	—
Interest paid in conversion of note payable	—	163,562
Changes in operating assets and liabilities:
Shares due for debt conversion	—	(500,000)
Shares due for debt conversion affiliates	—	(485,904)
Accounts payable and accrued expenses	499,264	210,512
Accounts payable affiliates	(146,553)	773,833
Net cash used in operating activities	(167,323)	(109,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(15)	(5,995)
Net cash used in investing activities	(15)	(5,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loans	—	38,000
Short-term loans, affiliates	166,532	—
Proceeds from sales of convertibles	—	61,500
Net cash provided by financing activities	166,532	99,500

Net decrease in cash	(806)	(16,062)
Cash, beginning of period	5,154	26,086
Cash, end of period	$4,348	$10,024

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$163,562
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Common shares issued for the conversion of notes payable and accrued interest	—	1,263,562
Issuance of shares classified as unissued in prior quarter, affiliates	131,466	507,242
Issuance of shares classified as unissued in prior quarter	91,300	507,315
Common shares issued for the conversion of accounts payable affiliates	—	764,306
Common shares issued for the conversion of accounts payable	$—	$371,108

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2025 AND 2024

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (the “Company”) is a clinical-stage pharmaceutical company focused on the development, manufacture and commercialization of carbohydrate drugs. One of the primary areas of focus of our drug candidate is alleviating diseases or conditions that are a result of hypoxia, which is defined as a lack of oxygen to tissues. If hypoxia is not addressed quickly the lack of oxygen to tissues, results in many cases in necrosis, which is the death of cells comprising body tissue. Necrosis cannot be reversed. Our lead drug candidate, code named BXT-25, is an oxygen-carrying small molecule consisting of mammal hemoglobin stabilized with a co-polymer with intended applications to include treatment of hypoxic conditions in the brain. The tiny size of the molecule compared to a whole red blood cell enables permeation of clots that could be a result of a stroke, heart attack, pulmonary embolism, or other diseases associated with clots. The Company’s intended focus is the treatment of hypoxic conditions in the brain resulting from stroke. The Company intends to create safe drug alternatives to existing therapies for effectively addressing hypoxic conditions in humans. Our drug development efforts are guided by specialists in carbohydrate chemistry and other disciplines, and we intend to supplement our efforts with input from a scientific and medical advisory board whose members are leading physicians.

Our Subsidiary, Pharmalectin, Inc. (“Pharmalectin” or the “Subsidiary”) is pursuing work in the field of glycovirology. Their leading candidate named, ProLectin-M, is orally taken carbohydrate drug that binds galectins and thought to block the activity of galectin-3 and galectin-1. Galectins are a member of a family of proteins in the body called lectins. In the extracellular domain they are primarily seen as adhesion molecules that interact on the surface of, and in between cells. The carbohydrate recognition domain of the galectin known as the (CRD) has an affinity for surface glycans which are found on many cell types and viral spike proteins. The galectin interactions may cause cells to change their behavior, including cell movement, multiplication, and other cellular functions. Galectins are a subfamily of lectins that have a CRD that bind specifically to ß-galactoside proteins. Galectins have a broad range of functions, including regulation of cell survival and adhesion, promotion of cell-to-cell interactions, growth of blood vessels, regulation of the immune response and inflammation. During viral infections galectins are upregulated and downregulated based on the type of virus. ProLectin ultimately interferes with viral attachment and is thought to be an entry inhibitor capable of neutralizing viruses an safely escorting them out of the body

NDPD Pharma, Inc. (“NDPD”) is a subsidiary focused on prototyping and development of specialized equipment for pharmaceutical manufacturing, and in the development of carbohydrate molecules deriving from partially hydrolyzed guar gum (“PHGG”).

Our Foreign Subsidiary, Pharmalectin (BVI), Inc. (“Pharmalectin BVI”) is the owner and custodian of the Company’s Copyrights, Trademarks and Patents.

Our subsidiary, Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is managing the Company’s clinical research and trials in India, and holds the rights to commercialization in India.

Organization

Bioxytran, Inc. was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. On September 21, 2018, the Company underwent a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 400,000,000 authorized Common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001. Our Convertible Preferred Stock has a par value of $0.001 per share. The Preferred shares can at any time be converted into shares of Common Stock at a 1:5 basis, and carry a voting-power of ten (10) Common shares for each Preferred share.

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin, Inc. On August 19, 2024, the Company acquired the minority interest of Pharmalectin from affiliates of the Company. As at March 31, 2025, there are 15,000,000 shares of Common Stock issued and outstanding.

NDPD Pharma was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On October 25, 2024, the Company acquired 100% of NDPD’s shares of Common Stock from affiliates of the Company. As at March 31, 2025, there are 15,000,000 shares of Common Stock issued and outstanding.

Pharmalectin BVI was organized on March 17, 2022, as a British Virgin Islands (BVI) Business Corporation with a BVI corporate taxing structure with 50,000 authorized shares with a par value of $1.00. There are currently 50,000 outstanding shares held by the Company.

Pharmalectin India was organized on August 30, 2022, as an Indian Business Corporation with an India corporate taxing structure with 50,000 authorized shares with a par value of 10 Rupees. There are currently 41,020 outstanding shares, whereof 41,000 (99.95%) are held by the Company.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bioxytran, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, the “Company”): Pharmalectin, Inc. of Delaware, Pharmalectin (BVI), Inc of British Virgin Islands and Pharmalectin India Pvt Ltd and as from October 25, 2024, NDPD Pharma, Inc. All intercompany accounts have been eliminated upon consolidation.

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

At March 31, 2025, we would, based on the market price of $0.142/share, be obligated to issue approximately 12,106,150 shares of Common Stock upon conversion of the convertible note (the “2021 Note”) and 1,292,030 shares upon exercise of warrants, currently outstanding. For the 2021 Note, the amount of shares are based on $979,799 of principal and accrued interest currently outstanding. These issuable shares are not included in the earnings per share (“EPS”) as they would be considered anti-dilutive while the company produce losses.

The 2021 Note issued on May 3, 2021, with its maturity date extended through March 1, 2025, carries an interest rate of 10% and is convertible at the lower of (i) a fixed price of $0.08, or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the price difference.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the three months ended March 31, 2025, and 2024.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three months ended March 31, 2025 the Company incurred $349,500 in research and development expenses, due to lack of funding, while during the three months ended March 31, 2024 the Company incurred $27,000.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported income or equity.

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

The Company uses this method for calculations of Convertible debt with price-adjusted conversion features (e.g., reset provisions based on stock price declines) are bifurcated and measured at fair value through earnings, by applying a 100-step binomial lattice model incorporating stock price volatility, risk-free rates, and contractual adjustment terms.

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

Further, for derivatives under ASC 815, fair value is critical because these financial instruments (e.g., convertible note with a variable conversion rate) must be recorded at fair value on the balance sheet, with changes typically flowing through earnings. For the calculation of the derivative debt, the Company is using the Binomial Option Pricing model by Cox, Ross and Rubinstein.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at March 31, 2025, the Company had cash of $4,348 and a negative working capital of $2,839,741. As at March 31, 2025, the Company has not yet generated any revenues, and has incurred an accumulated deficit of $20,274,803. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2025, the Company the Company borrowed $166,532. During the same period in 2024, the Company raised $61,500 in form of a convertible note and converted $38,000 from a 3rd party accounts payable to short-term debt. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June 2025 and is pursuing alternative opportunities to funding.

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

NOTE 4: SINGLE SEGMENT DISCLOSURE

For the three months ended March 31, 2025

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

i.	Revenue and Geographic Information: As of March 31, 2025, the Company has not yet generated significant revenues from its pharmaceutical products as it remains in the research and development phase. Consequently, there is no dis-aggregation of revenue by geographic area or product line.

ii.	Major Customers and Concentration of Risk: Since the Company is in the development phase and has not generated revenue from product sales, there are no major customers to report. The Company is reliant on funding through private placements, equity offerings, and other financial arrangements to sustain its research and development efforts.

iii.	Long-lived Assets by Geographic Region: The Company’s tangible and intangible assets, including intellectual property and research-related equipment, are located within the United States and BVI. However, these assets do not represent a significant portion of the Company’s total assets.

Conclusion: The Company has concluded that it qualifies as a single reportable segment under ASC 218 based on the nature of its operations, the way it is managed, and the financial information reviewed by the CODM. As such, no additional segment disclosures are required in the consolidated financial statements.

NOTE 5 - AFFILIATES TRANSACTIONS

The Company holds a License Agreement (the “License” or “Agreement”) for a medical device (license obtained in 2019) with an affiliated company of which the Company’s officers hold a majority interest. The device was developed prior to the establishment of Bioxytran. A yearly maintenance cost for the license amounts to $5,000.

NOTE 6 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2025, and 2024.

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

	Estimated Remaining Life (years)	March 31, 2025	December 31, 2024
Capitalized patent costs	15	$153,434	$153,419
Accumulated amortization		(21,730)	(19,879)
Intangible assets, net		$131,704	$133,540

NOTE 7 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At March 31, 2025, the officers forfeited $578,959 in accrued payroll after which there was no amount due in accounts payable to affiliates. There was a short-term loan from affiliates of $407,610 with $7,683 in accrued interest, as well as un-issued shares owed to affiliates of $16,680. On December 31, 2024, there was $147,286 in Accounts Payables to related parties in form of payroll and advanced expense, there was also a short-term loan from affiliates of $241,078 with $6,950 in accrued interest, as well as un-issued shares owed to affiliates of $132,639.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Accounts payable affiliates (1)	$—	$147,286
Professional fees	380,993	40,860
Interest	174,799	143,642
Interest affiliates (3)	7,683	6,950
Payroll taxes	—	11,945
Pension/401K	—	74,500
Other accounts payable	—	361
Un-issued shares affiliates (2)	16,680	132,639
Un-issued shares	11,920	91,729
Loan from affiliates (3)	407,610	241,078
Short term loan	48,000	48,000
Convertible note payable	805,000	805,000
Derivative liability	991,404	186,652
Total	$2,844,089	$1,930,642

(1)	At March 31, 2025, the officers forfeited $578,959 in accrued payroll, there was no accounts payables due to any affiliates. For each of CFO and CEO, there was $46,668 in accrued payroll and $4,000 for advanced expenses due, there was also $35,000 and $4,000 in accrued payroll and advanced expenses due to our CCO at December 31, 2024.
(2)	The amount is to be converted into shares of Common Stock whereof on March 31, 2025, $16,680 for our board members attendance in board and committee meetings during the first quarter of 2025. On December 31, 2024, $49,745 is to our Directors for their attendance in board and committee meetings during the fourth quarter, and another $82,894 in a one-time bonus.
(3)	On March 31, 2025, the Company has a $407,610 loan from an affiliated company with an interest rate of 8%. The accrued interest is currently $7,683. On December 31, 2024, the affiliated loan was $241,078 and the accrued interest was $6,950.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Private Placement, 2021 Notes currently outstanding

Around May 3, 2021, we entered into four (4) Securities Purchase Agreements (the “2021 SPAs”), under which we agreed to sell convertible promissory notes (the “2021 Notes”), in an aggregate principal amount of $2,165,000 with 6% interest.

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

On May 5, 2023, three (3) of the 2021 Notes were re-negotiated; the interest was set to 10%, a prepayment at 120% was included and the renegotiated notes extended until April 30, 2023. Two of the notes were fully converted. On July 15, 2024, a debt discount of $105,000 was added to the remaining notes principal. As per the amendment dated December 27, 2024, the Company has the option to repurchase the note at face value and a conversion of $70,000 in shares of Common Stock, due at payoff date.

At March 31, 2025, and December 31, 2024, the outstanding convertible notes were as follows:

Name			Principal due	Accrued interest	Total amount due
			December 31, 2024
Notes sold in exchange for cash	*	(1,2)	$805,000	$143,642	$948,642

March 31, 2025
Notes sold in exchange for cash	*	(1,2)	$805,000	$174,799	$979,799

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	During the year 2024 a total of $200,000 was converted into 1,675,849 shares of Common Stock.
*	An embedded derivative liability has not been deducted from the principal amount due, see Note 9 here below.

NOTE 9 – CONVERTIBLE NOTE AND EMBEDDED DERIVATIVE

Convertible Note Terms

The Company has outstanding convertible debt with the following key terms:

●	Principal Amount: $979,799 (including accrued interest)
●	Conversion Price: $0.08 per share
●	Maturity Date: March 1, 2025
●	Current Market Price of Common Stock: $0.142
●	Price Adjustment Feature: If the market price at conversion is below 0.08,the conversion price will be reduced by 120% of the difference between the conversion price and the market price.

Embedded Derivative Classification

The price adjustment feature meets the criteria for bifurcation as an embedded derivative under ASC 815-15-25-1 because:

●	It is not clearly and closely related to the host debt instrument.
●	The 120% adjustment creates a non-linear payoff linked to the stock price.
●	It is required to be separately accounted for at fair value with changes recorded in earnings.

Valuation Technique

The company has used a 100-step binomial lattice model for its valuations. The binomial model captures:

●	Path dependency of the adjustment feature.
●	Optimal conversion behavior (American-style exercise).
●	Probability-weighted payoffs under risk-neutral valuation.

Fair Value Measurement of Embedded Derivative

The derivative liability was at March 31, 2025, valued at $991,404, while principal amount was $979,799 (including accrued interest). On May 1, 2024, when the derivative instrument was introduced and the notes principal amount was $891,863 (including accrued interest), the derivative liability was valued at $572,781. The following key inputs were used in the derivative debt calculation:

Parameter	March 31, 2025	December 31, 2024	Source/Methodology
Current Stock Price	$0.142	$0.0899	Observable market price
Conversion Price	$0.08	$0.08	Contractual terms
Volatility	127.02%	129,14%	Historical volatility of comparable companies
Risk-Free Rate	4.36%	4.37%	1.5-month (6-month)* U.S. Treasury yield
Time to Maturity	default	0.25 years	1.5 months (7 months)*
Adjustment Multiplier	120%	120%	Contractual terms

*	The number of months inside the parenthesis was used in the December 31, 2024, calculation.

The difference between the two values was accounted for as change in fair value for the period mounted to $804,752.

Sensitivity and Risks

●	Volatility Impact: A 20% increase in volatility to 144.02% would increase the liability with $375,343.
●	Stock Price Risk: A 20% increase of the stock price to 0.1704 would increase the liability with $991,404.
●	Concentration Risk: The derivative represents 101.8% of the debt principal, highlighting a potential equity dilution.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 400,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Each share of Preferred Stock has the voting power of ten shares of Common Stock, and can at any time be converted into five, shares of Common Stock. The table below sets forth the number of shares of Preferred Stock issued and outstanding during the reporting period(s). There were 43,158,248 Preferred Stock outstanding on December 31, 2024:

Issuances in the period January 1 and March 31, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		43,158,248	$4,408,582	$0.102
1/10/2025	h	(150,000)	(750)	0.005	Stock conversion	affiliate
3/31/2025		—	214,780	—	Payroll forfeiture*	affiliate
See Note 11	d	390,140	131,076	0.342	2021 Stock Plan	affiliate
03/31/2025		43,398,388	$4,753,688	$0.110

*	The transaction originating from the Company’s Officers forfeiting $578,959 in accrued payroll.

Common stock

Number of shares of Common Stock issued and outstanding during the reporting period(s):

Issuances in the period January 1 and March 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		144,642,333	$13,275,358	$0.090
1/17/2024	a	—	(45,000)	—	subscription
1/17/2024	a	333,333	45,000	0.135	private placement
1/18/2024	c	3,703,704	371,108	0.100	debt conversion
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliate
1/22/2024	c	4,356,778	—	—	exercise of warrant	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
3/27/2024	c	3,705,808	279,051	0.075	debt conversion
see Note 11	d	1,190,460	123,173	0.103	2021 Stock Plan	affiliate
see Note 11	d	1,593,691	165,479	0.104	2021 Stock Plan
3/31/2024		172,982,488	$15,963,635	$0.093

Issuances in the period January 1 and March 31, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		86,782,908	$12,722,039	$0.147
1/10/2025	d	750,000	750	0.001	Stock conversion	affiliate
see Note 11	d	1,348,951	91,300	0.077	2021 Stock Plan
3/31/2025		88,881,859	$12,814,089	$0.144

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
e	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.
f	The shares were issued after the Company filed a registration statement with the SEC, on Form S-1
g	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.
h	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.

Common Stock Warrants

The fair value of stock warrants granted for the three months ended March 31, 2025, and December 31, 2024 was calculated with the following assumptions:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.96 – 4.61%	3.41 – 4.72%
Expected dividend yield	0%	0%
Volatility factor (monthly)	127.02%	134.66%
Expected life of warrant	5 years	5 years

For the three months ended March 31, 2025, and 2024, the Company did not award any warrants.

The following table summarizes the Company’s Common Stock warrant activity for the three months ended March 31, 2025, and 2024:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2024	1,342,030	$0.29	3.8
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at March 31, 2024	1,342,030	$0.29	3.5

Outstanding as at January 1, 2025	1,292,030	$0.22	2.6
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at March 31, 2025	1,292,030	$0.22	2.7

The following table summarizes information about stock warrants that are vested or expected to vest at March 31, 2025, with a market price of $0.15 at March 31, 2025:

		Warrants Outstanding and Exercisable
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.20-0.25	1,264,030	$0.23	2.8	$—
0.47	28,000	0.47	2.4	—
$0.20-0.47	1,292,030	$0.22	2.7	$—

The weighted-average remaining contractual life for warrants exercisable at March 31, 2025, is 2.71 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at March 31, 2025.

NOTE 11 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Employee, Director and Consultant Stock Plan” (the “2021 Plan”) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year. On January 1, 2025, the 2021 Plan was automatically reset in accordance with the 2021 Plan requirements and after the reset there are 46,617,315 shares in Common Stock awards available for grant.

Under the terms of the 2021 Plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards, which are fully and immediately vested upon issuance, may be directly issued under the Plan (without any intervening options).

Shares Awarded and Issued 2021 Plan:

As at March 31, 2025, there were 8,819,752 shares issued valued at a fair historic market value of $702,084 at the time of award, while as at March 31, 2024, there were 8,072,378 shares issued valued at a fair historic market value of $379,508 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the three months ended March 31, 2025, and 2024:

Issuances under the 2021 Stock Plan in the period January 1 and March 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		5,288,687	$90,856	$0.017
3/22/2024	*	211,269	21,338	0.101	stipend	affiliate
3/22/2024		72,423	7,315	0.101	stipend
3/22/2024	*	979,191	101,835	0.104	bonus	affiliate
3/22/2024		1,520,808	158,164	0.104	bonus
3/31/2024		8,072,378	$379,508	$0.047

Issuances under the 2021 Stock Plan in the period January 1 and March 31, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		5,520,101	$481,057	$0.087
1/06/2025	*	634,921	43,045	0.067	stipend	affiliate
1/06/2025		164,731	11,037	0.067	stipend
1/06/2025	*	1,315,780	88,031	0.067	bonus	affiliate
1/06/2025		1,184,220	78,914	0.067	bonus
3/31/2025		8,819,753	$702,084	$0.080

*	The shares are held as shares of Preferred Stock, but are for comparison purposes expressed as Common share equivalents in this table.

The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Shares awarded, but not yet issued, under the 2021 Stock Plan for the period ended March 31, 2025:

Date		# Shares	Amount	Price/Share	Type	Notice
3/31/2025	*	120,000	$16,680	$0.139	stipend	affiliate
3/31/2025		85,759	11,920	0.139	stipend
3/31/2025		205,759	$28,600	$0.139

For the three months ended March 31, 2025, the Company recorded stock-based compensation expense of $28,600 (whereof $16,680 to affiliates) in connection with share-based payment awards. For the three months ended March 31, 2024, the Company recorded stock-based compensation expense of $300,245 (whereof $131,835 to affiliates) in connection with share-based payment awards.

Stock options granted and vested 2021 Plan:

For the three months ended March 31, 2025, there were no options awarded under the 2021 Stock Plan. For the three months ended March 31, 2024, there were no options awarded under the 2021 Stock Plan. However, 45,000 options were forfeited.

As at March 31, 2025, there was no unrecognized compensation expense related to non-vested stock option awards. The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025, and 2024:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2024	335,000	$0.001 – 0.95	$0.62
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(45,000)	0.34	0.34
Outstanding as of March 31, 2024	290,000	$0.001 – 0.95	$0.68

Outstanding as of January 1, 2025	—	$—	$—
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of March 31, 2025	—	$—	$—

At March 31, 2025, there are no stock options outstanding.

As at March 31, 2025, the Company has 43,317,663 options or stock awards available for grant under the 2021 Plan.

NOTE 12 – NON-CONTROLLING INTEREST

	March 31, 2025	March 31, 2024
Net loss Subsidiary	$—	$(27,191)
Net loss attributable to the non-controlling interest	—	13,324
Net loss affecting Bioxytran	—	(13,867)

Accumulated deficit	—	(3,955,108)
Accumulated deficit attributable to the non-controlling interest	—	855,160
Accumulated deficit affecting Bioxytran	—	(3,099,948)

Net equity non-controlling interest	$—	$(694,210)

On August 19, 2024, the minority affiliate shareholder, the beneficial ownership of which includes the Company’s officers, exercised a warrant allowing it to exchange its 49% ownership in the Subsidiary for a 16.8% ownership of the Company.

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

NOTE 14 – SUBSEQUENT EVENTS

Finalization of clinical trial recruitment

The recruitment for the clinical trial registered with India’s Central Drugs Standard Control Organisation (CDSCO) under IND (CT/22/000004) on December 2, 2022, “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M” was completed on May 1, 2025.

A complete trial report with detailed data is scheduled for publication within 90 days of completed recruitment.

Issuances of Preferred Stock for services

Date			# Shares	Amount	Price/Share	Type	Notice
4/01/2025			43,398,388	$4,753,688	$0.105
5/15/2025	d	*	31,251	23,438	0.750	2021 plan (below)	affiliate
5/15/2025			43,429,639	$4,777,126	$0.105

Issuances of Common Stock for services

Date		# Shares	Amount	Price/Share	Type	Notice
4/01/2025		88,881,859	$12,814,089	$0.144
5/15/2025	d	110,384	16,558	0.150	2021 plan (below)
5/15/2025		88,992,243	$12,830,647	$0.144

Issuances under the 2021 Stock Plan for services

Date			# Shares	Amount	Price/Share	Type	Notice
4/01/2025			8,819,753	$702,084	$0.080
5/15/2025	d	*	156,255	23,438	0.150	stipend	affiliate
5/15/2025	d		110,384	16,558	0.150	stipend
5/15/2025			9,086,392	$742,080	$0.082

Shares awarded, but not yet issued, under the 2021 Stock Plan for services:

Date			# Shares	Amount	Price/Share	Type	Notice
5/15/2025	d	*	251,580	$37,737	$0.150	stipend	affiliate
5/15/2025	d		68,908	10,336	0.150	stipend
5/15/2025			320,488	$48,073	$0.150

*	Issued as preferred shares
a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Management sees no further subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2024, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 3, 2025. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Provided that the Company obtain adequate funding, the following future milestones are anticipated:

●	On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The recruitment for the trial was completed on May 1, 2025. The results from the trial report, including issuance to the CDSCO, is scheduled for publication within the following 90 days. Provided positive trial results, the Company will schedule a Phase 3 clinical trial with the CDSCO.

●	On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the second quarter of 2025.

●	On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis as a result of use of ventilator”, the trial is expected to start in the second quarter of 2025.

●	On April 19, 2023, the Company announced that its Acelluar Oxygen Carrier (“AOC”) BXT-25 had been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has one convertible loan outstanding at a total face value of $805,000, remaining debt mounts to $1,041,601 (whereof $415,293 is owed to affiliates). As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $20,274,803 as at March 31, 2025. The accumulated deficit as at December 31, 2024, was $18,921,169.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and any regulatory submission to the FDA.

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

Research and Development

	March 31, 2025	March 31, 2024
Research and development:
Process development	$100,000	$—
Product development	-500	—
Regulatory	—	—
Clinical trials	250,000	—
Project management	—	27,000
Total research and development	$349,500	$27,000

During the three months ended March 31, 2025, the Company recorded $349,500 in R&D expenses. During the three months ended March 31, 2024, the Company recorded $27,000.

General and Administrative

	March 31, 2025	March 31, 2024
General and administrative expenses:
Payroll and related expenses	$1,284	$377,122
Costs for legal, accounting and other professional services	54,670	2,114
Costs for legal, accounting and other professional services affiliates	5,000	—
Marketing expense	15,000	22,000
Miscellaneous expenses	62,690	50,748
Compensation expense to BoD and Management	16,251	131,835
Compensation expense to consultants	10,747	168,410
Total general and administrative	$165,642	$752,229

The significant decrease in Payroll and related expenses for the three months ended March 31, 2025, were due to the Company’s Officers forfeiting $578,959 in accrued payroll.

The Costs for legal, accounting and other professional services ended up at $59,670 (whereof $5,000 was affiliate related) for the three months ended March 31, 2025, and $2,114 for the three months ended March 31, 2024.

Sales and marketing expense for the three months ended March 31, 2025, were $15,000, as compared to $22,000 for the three months ended March 31, 2024. The decrease costs are due to reduced stock promotional activities in 2025.

Miscellaneous G&A expenses during the three months ended March 31, 2025, and 2024, was $62,689 and $50,748, respectively.

Stock-based compensation mounted to $26,998 for the three months ended March 31, 2025, (whereof $16,251 to affiliates). The stock-based compensation for the three months ended March 31, 2024, was $300,245, (whereof $131,835 for affiliates).

Other (income) expenses

	March 31, 2025	March 31, 2024
Other (income) expenses:
Gain/Loss of issuance	$—	$(235,245)
Change in FV of Derivative	804,752	—
Interest expense	31,157	26,374
Interest expense affiliate	733	1,457
Debt discount amortization	—	—
Amortization of warrants and debt discount	—	—
Amortization of IP	1,851	2,031
Total other (income) expenses	$838,493	$(205,383)

During the three months ended March 31, 2025, the Company recorded an $804,752 change in derivative fair value due to an increased market price of the Company’s Common shares, while the interest expense was $31,890 (whereof $733 to affiliates), $1,851 was amortized from the Company’s IP. During the three months ended March 31, 2024, the Company recorded an interest expense of $27,831 (whereof $1,457 to affiliates), $2,031 was amortized from the Company’s IP and a gain on issuance of $235,245 was accounted for due to incorrect valuation of issued shares.

Non-Controlling Interest

	March 31, 2025	March 31, 2024
Net loss attributable to the non-controlling interest	$—	$13,324

For the three months ended March 31, 2024, there was a non-controlling interest attribution of $13,324, 100% of the subsidiaries shares were acquired in 2024, why the attribution of $13,324 is for the period prior to the acquisition.

Net Loss

	March 31, 2025	March 31, 2024
Net loss attributable to Bioxytran	$(1,353,635)	$(560,522)

Loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic	88,839,723	138,598,691

The Company generated a net loss for the three months ended March 31, 2025, of $1,353,635. In comparison, for the three months ended March 31, 2024, the Company generated a net loss of $560,522. The significant difference is due to the Company’s valuation of it’s derivative debt.

CASH-FLOWS

	March 31, 2025	March 31, 2024
Net cash used in operating activities	$(167,323)	$(109,567)

Net cash used in investing activities	(15)	(5,995)

Net cash provided by financing activities	166,532	99,500

Cash, beginning of period	5,154	26,086
Cash, end of period	4,348	10,024
Net increase (decrease) in cash	$(806)	$(16,062)

Net cash used in operating activities was $(167,323) and $(109,567) for the three months ended March 31, 2025, and 2024, respectively.

Net cash used in investing activities: In the three months ended March 31, 2025, the Company is in the process of filing a patent, and $15 was spent in legal fees. In the three months ended March 31, 2024, the amount was $5,995.

Cash flows from financing activities were $166,532 and $99,500 for the three months ended March 31, 2025, and 2024, respectively.

The available cash was $4,348 and $10,024 in the end of the three months ended March 31, 2025, and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets

	March 31, 2025	December 31, 2024
Current assets:
Cash	$4,348	$5,154
Total current assets	$4,348	$5,154

As of March 31, 2025, our current assets consisted of $4,348 in cash. At December 31, 2024 we had $5,154 in cash.

Current Liabilities

	March 31, 2025	December 31, 2024
Current liabilities:
Accounts payable and accrued expenses	$555,792	$278,258
Accounts payable affiliates	7,683	147,286
Un-issued shares liability	11,920	91,729
Un-issued shares liability affiliates	16,680	132,639
Loan from affiliates	407,610	241,078
Other short-term loans	48,000	48,000
Convertible notes payable, net of discount	805,000	805,000
Derivative liability	991,404	186,652
Total current liabilities	$2,844,089	$1,930,642

At March 31, 2025, we had total liabilities of $2,844,089, which consisted of $563,475 in accounts payable and accrued expenses (of which $7,683 was payable to related parties), $28,600 in un-issued shares (of which $16,680 was payable to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $991,404 and $407,610 in a loan from affiliates and $48,000 in other short-term loans. At December 31, 2024, we had total liabilities of $1,930,642, which consisted of $425,544 in accounts payable and accrued expenses (of which $147,286 was payable to related parties), $224,368 in un-issued shares (of which $132,639 was payable to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $186,652 and $241,078 in a loan from affiliates and $48,000 in other short-term loans.

Net Working Capital and Accumulated Deficit

	March 31, 2025	December 31, 2024
Net working capital	$(2,839,741)	$(1,925,488)

Accumulated deficit	$(20,274,803)	$(18,921,169)

At March 31, 2025, the net working capital was negative $2,839,741 and the accumulated deficit of $20,274,803. Comparatively, on December 31, 2024, we had net working capital of negative $1,925,488 and the accumulated deficit of $18,921,169. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities

	March 31, 2025	March 31, 2024
Cash proceeds from financing activities
Short-term loans	$—	$38,000
Short-term loans, affiliates	166,532	—
Proceeds from convertible note transactions	—	61,500
Net cash provided by financing activities	$166,532	$99,500

During the three months ending March 31, 2025, the Company had not raised any funds, but borrowed $166,532 from its affiliates. During the three months ending March 31, 2024, the Company had raised $61,500 in form of a convertible note and converted $38,000 from accounts payables to short-term debt. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of June 2025.

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

Contractual Obligations

	March 31, 2025	December 31, 2024
Interest on notes payable	$174,799	$143,642
Convertible notes payable	805,000	805,000
Total	$979,799	$948,642

As at March 31, 2025, our contractual obligations include one convertible note with a principal of $805,000, the accrued interest for these notes mounting to $174,799. As at December 31, 2024, there were four convertible notes with a principal of $805,000, the accrued interest for these notes mounting to $143,642.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at March 31, 2025, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO revised in May 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2025, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Title of Document

31.1	*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100	*	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended March 31, 2025, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: May 15, 2025	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

