Form 10-Q
period 2025-06-30
BIOXYTRAN, INC
filed 2025-08-11
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The amount of registered shares of the registrant’s Common Stock as of August 8, 2025, was 88,992,243.

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., June 30, 2025

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025, (UNAUTITED) AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$3,144	$5,154
Total current assets	3,144	5,154

Intangibles, net	144,357	133,540

Total assets	$147,501	$138,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$688,722	$271,308
Accounts payable and accrued expenses affiliates	22,948	154,236
Un-issued shares liability	15,602	91,729
Un-issued shares liability affiliates	26,242	132,639
Loan from affiliates	502,255	241,078
Other short-term loans	38,000	48,000
Convertible notes payable, net of premium and discount	805,000	805,000
Derivative liability	684,002	186,652
Total current liabilities	2,782,771	1,930,642

Total liabilities	2,782,771	1,930,642

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, and 43,429,639 and 43,158,248 issued and outstanding as at June 30, 2025, and as at December 31, 2024, respectively	43,429	43,158
Common stock, $0.001 par value; 400,000,000 shares authorized; 88,992,243 and 86,782,908 issued and outstanding as at June 30, 2025, and December 31, 2024, respectively	88,992	86,783
Additional paid-in capital	17,471,675	16,999,280
Accumulated deficit	(20,239,366)	(18,921,169)
Total stockholders’ deficit	(2,635,270)	(1,791,948)

Total liabilities and stockholders’ equity	$147,501	$138,694

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses:
Research and development	$102,500	$—	$452,000	$27,000
General and administrative	99,531	447,875	253,300	778,872
General and administrative affiliates	22,048	161,447	33,920	582,679
Total operating expenses	224,079	609,322	739,220	1,388,551

Loss from operations	(224,079)	(609,322)	(739,220)	(1,388,551)

Other expenses:
Gain/Loss of issuance	—	—	—	235,245
Change in fair value (“FV”) of derivative	307,402	—	(497,350)	—
Interest expense	(30,112)	(19,731)	(61,269)	(46,105)
Interest expense affiliates	(15,265)	(1,058)	(15,998)	(2,515)
Amortization of IP	(2,509)	(1,536)	(4,360)	(3,567)
Debt discount amortization and issuance of warrants	—	(30,000)	—	(30,000)
Total other income (expenses)	259,516	(52,325)	(578,977)	153,058

Net loss before provision for income taxes	35,437	(661,647)	(1,318,197)	(1,235,493)

Provision for income taxes	—	—	—	—
NET LOSS	35,437	(661,647)	(1,318,197)	(1,235,493)

Net loss attributable to the non-controlling interest	—	—	—	13,324

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$35,437	$(661,647)	$(1,318,197)	$(1,222,169)

Earnings per Common share, basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted average number of Common shares out-standing, basic and diluted	88,839,723	176,605,978	88,940,600	171,264,464

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in	Shares sold not	Accumulated	Non-controlling	Total Share-holder Equity
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	interest	(Deficit)
Balance 1/1/2024	144,642,333	$144,642	—	$—	$13,085,715	$45,000	$(15,699,327)	$(680,886)	$(3,104,856)

Shares issued for earlier recorded subscriptions	333,333	333			44,667	(45,000)			—
Shares issued under the 2021 Plan affiliates	1,190,460	1,190			121,983				123,173
Shares issued under the 2021 Plan	1,643,231	1,643			164,486				166,129
Shares issued for conversion of accounts payable affiliates	7,305,097	7,305			757,001				764,306
Shares issued for conversion of accounts payable	3,703,704	3,704			367,404				371,108
Shares issued for conversion of notes payable and interest	9,857,092	9,857			1,253,705				1,263,562
Shares issued for conversion of warrants	4,356,778	4,357			(4,357)				—
Net loss attributable to non-controlling interest								(13,324)	(13,324)
Net loss							(560,522)		(560,522)
Balance 3/31/2024	173,032,028	$173,031	—	$—	$15,790,604	$—	$(16,259,849)	$(694,210)	$(990,424)

Shares issued in cash investment	580,396	581			62,419				63,000
Shares issued under the 2021 Plan affiliates	241,938	242			29,758				30,000
Shares issued under the 2021 Plan	36,246	36			10,659				10,695
Shares issued for conversion of accounts payable	2,277,397	2,277			283,848				286,125
Shares issued for conversion of notes payable and interest	1,248,423	1,248			161,047				162,295
Net loss							(661,647)		(661,647)
Balance 6/30/2024	177,416,428	$177,415	—	$—	$16,338,335	$—	$(16,921,496)	$(694,210)	$(1,099,956)

Balance 1/1/2025	86,782,908	$86,783	43,158,248	$43,158	$16,999,279	$—	$(18,921,169)	$—	$(1,791,948)

Shares issued under the 2021 Plan affiliates	—	—	390,140	390	131,076				131,466
Shares issued under the 2021 Plan	1,348,951	1,349	—	—	89,951				91,300
Stock class conversion	750,000	750	(150,000)	(150)	(600)				—
Prior year accrued payroll forfeiture by Mgmnt *					214,780				214,780
Net loss							(1,353,635)		(1,353,635)
Balance 3/31/2025	88,881,859	$88,882	43,398,388	$43,398	$17,434,486	$—	$(20,274,803)	$—	$(2,708,037)

Shares issued under the 2021 Plan affiliates			31,251	31	21,845				21,876
Shares issued under the 2021 Plan	110,384	110			15,344				15,454
Net loss							35,437		35,437
Balance 6/30/2025	88,992,243	$88,992	43,429,639	$43,429	$17,471,675	$—	$(20,239,366)	$—	$(2,635,270)

*	The transaction originating from the Company’s Officers forfeiting payroll of $941,890, whereof $214,780 was accrued in prior year. (See note 7 for more details)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(UNAUDITED)

	Six Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,318,197)	$(1,235,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	—	30,000
Amortization of IP	4,360	3,567
Stock-based compensation	41,267	179,101
Stock-based compensation affiliates	27,795	186,835
Interest paid for note conversion	—	164,357
Change in FV of Derivative	497,350	—
Changes in operating assets and liabilities:
Shares due for debt conversion	8,510	(500,000)
Shares due for debt conversion affiliates	—	(485,904)
Accounts payable and accrued expenses	622,193	712,884
Accounts payable and accrued expenses affiliates	(131,288)	764,821
Net cash used in operating activities	(248,010)	(179,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(15,177)	(5,302)
Net cash used in investing activities	(15,177)	(5,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales	—	63,000
Proceeds from issuance of convertible notes payable	—	61,500
Short-term loans	—	38,000
Short-term loans from affiliates	261,177	10,070
Net cash provided by financing activities	261,177	172,570

Net decrease in cash	(2,010)	(12,564)
Cash, beginning of period	5,154	26,086
Cash, end of period	$3,144	$13,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Debt discount on convertible note	—	75,000
Common shares issued for the conversion of principal and accrued interest	—	1,425,857
Issuance of shares classified as unissued in prior quarters, affiliates	149,319	537,242
Issuance of shares classified as unissued in prior quarters	103,649	521,561
Debt conversion affiliates	—	764,306
Debt conversion	—	657,233
Payroll forgiveness affiliates	214,780	—
Gain/Loss of issuance	$—	$235,245

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND 2024

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

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. The Subsidiary was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin, Inc. On August 19, 2024, the Company acquired the minority interest of Pharmalectin from affiliates of the Company. There are currently 15,000,000 shares of Common Stock issued and outstanding.

NDPD Pharma was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On October 25, 2024, the Company acquired 100% of NDPD’s shares of Common Stock from affiliates of the Company. There are currently 15,000,000 shares of Common Stock issued and outstanding.

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

While the information presented in the accompanying financial statements is unaudited, it includes all adjustments which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the U.S. GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and prepared in accordance with U.S. GAAP. These financial statements should be read in conjunction with the Company’s December 31, 2024, audited financial statements and notes.

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

At June 30, 2025, we would be obligated to issue 1,292,030 shares upon exercise of warrants, currently outstanding. Further, based on the market price of $0.103/share, we would have to issue approximately 12,623,887 shares of Common Stock upon conversion of the convertible note (the “2021 Note”) based on $1,009,911 due in principal and accrued interest. The 2021 Note carries an interest rate of 10%, while the default rate is 18%. The note is convertible at the lower of (i) a fixed price of $0.08, or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the price difference. Finally, the Convertible Preferred Stock class is convertible into 217,148,195 shares of Common Stock. These issuable shares are not included in the earnings per share (“EPS”) as they would be considered anti-dilutive while the company produce losses.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the six months ended June 30, 2025, and 2024.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the six months ended June 30, 2025 the Company incurred $452,000 in research and development expenses, while during the six months ended June 30, 2024 the Company incurred $27,000.

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

●	Liquidity of the Security:

	-	If the company has low trading volumes and investors may find it difficult to sell shares, the discount could be on the higher end of the range (e.g., 30%–40%).
	-	Conversely, for OTC companies with higher trading volumes, the discount might be lower (e.g., 10%–20%).

●	Holding Period:

	-	The longer the restriction period on the newly issued shares, the higher the discount. If the shares are subject to extended holding periods, investors will require greater compensation for their inability to sell the shares in the short term.
	-	For example, shares that are restricted for six months under SEC Rule 144 could see a 20%–30% discount. If the holding period extends beyond that or other limitations apply, the discount might increase.

●	Company Fundamentals and Risk

	-	Investors consider the financial health, stability, and growth prospects of the issuing company. A riskier OTC company with volatile financials or uncertain growth prospects might see a larger liquidity discount (e.g., closer to 40%).
	-	Companies with strong fundamentals might experience a lower discount (e.g., 10%–20%), even in the OTC market.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at June 30, 2025, the Company had cash of $3,144 and a negative working capital of $2,779,627. The Company has not yet generated any revenues, and has incurred an accumulated deficit of $20,239,366. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2025, the Company raised a net of $261,177 in cash proceeds from loans to affiliates. During the same period in 2024, the Company raised a net of $63,000 in cash proceeds from equity, $61,500 from Note sales and $48,070 in short-term loans (whereof $10,070 from affiliates). The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of July 2025, and is pursuing alternative opportunities to funding.

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

For the six months ended June 30, 2025

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

i.	Revenue and Geographic Information: As of June 30, 2025, the Company has not yet generated significant revenues from its pharmaceutical products as it remains in the research and development phase. Consequently, there is no dis-aggregation of revenue by geographic area or product line.
ii.	Major Customers and Concentration of Risk: Since the Company is in the development phase and has not generated revenue from product sales, there are no major customers to report. The Company is reliant on funding through private placements, equity offerings, and other financial arrangements to sustain its research and development efforts.
iii.	Long-lived Assets by Geographic Region: The Company’s tangible and intangible assets, including intellectual property and research-related equipment, are located within the United States and BVI. However, these assets do not represent a significant portion of the Company’s total assets.

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

The Company had at June 30, 2025, loan agreements calling for an 8% interest with three of its affiliates for a total value of $502,255 with an accrued interest of $22,948. As at December 31, 2024, there loans amounted to $241,078 with an accrued interest of $6,950.

NOTE 6 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2025, and the year ended December 31, 2024.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Remaining Life (years)	June 30, 2025	December 31, 2024
Capitalized patent costs	15	$168,596	$153,419
Accumulated amortization		(24,239)	(19,879)
Intangible assets, net		$144,357	$133,540

NOTE 7 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At June 30, 2025, there was no amount due in accounts payable to affiliates. In the first six months of 2025, management has forfeited $941,890 in payroll and affiliated expenses. Payroll accruals from prior year in the amount of $214,780 was eliminated against additional paid-in capital, while current years payroll expenses of $727,110 was reversed in general and administrative expenses. There was a short-term loan from affiliates of $502,255 with $22,948 in accrued interest, as well as un-issued shares owed to affiliates of $26,242. On December 31, 2024, there was $147,286 in Accounts Payables to related parties in form of payroll and advanced expense, there was also a short-term loan from affiliates of $241,078 with $6,950 in accrued interest, as well as un-issued shares owed to affiliates of $132,639.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Accounts payable affiliates (1)	$—	$147,286
Professional fees	483,811	40,860
Interest	204,911	143,642
Interest affiliates (3)	22,948	6,950
Payroll taxes	—	11,945
Pension/401K	—	74,500
Other accounts payable	—	361
Un-issued shares affiliates (2)	26,242	132,639
Un-issued shares	15,602	91,729
Loan from affiliates (3)	502,255	241,078
Short term loan	38,000	48,000
Convertible note payable	805,000	805,000
Derivative liability	684,002	186,652
Total current liabilities	$2,782,771	$1,930,642

(1)	As at June 30, 2025, the officers have forfeited payroll of $941,890, whereof $214,780 was accrued in prior year, (See note 7 for more details) there was no accounts payables due to any affiliates. For each of CFO and CEO, there was $46,668 in accrued payroll and $4,000 for advanced expenses due, there was also $35,000 and $4,000 in accrued payroll and advanced expenses due to our CCO at December 31, 2024.
(2)	The amount is to be converted into shares of Common Stock whereof on June 30, 2025, $26,242 for our board members attendance in board and committee meetings during the first quarter of 2025. On December 31, 2024, $49,745 is to our Directors for their attendance in board and committee meetings during the fourth quarter, and another $82,894 in a one-time bonus.
(3)	On June 30, 2025, the Company has a $502,255 in loan from affiliates with an interest rate of 8%. The accrued interest is currently $22,948. On December 31, 2024, the affiliated loan was $241,078 and the accrued interest was $6,950.

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

On May 5, 2023, three (3) of the 2021 Notes were re-negotiated; the interest was set to 10%, and the default rate to 18%, a prepayment at 120% was included and the renegotiated notes extended until April 30, 2023. Two of the notes were fully converted. On July 15, 2024, a debt discount of $105,000 was added to the remaining notes principal. As per the amendment dated December 27, 2024, the Company has the option to repurchase the note at face value and a conversion of $70,000 in shares of Common Stock, due at payoff date.

At June 30, 2025, and December 31, 2024, the outstanding convertible notes were as follows:

Notes			Principal due	Accrued interest	Total amount due
			December 31, 2024
Notes sold in exchange for cash	*	(1,2)	$805,000	$143,642	$948,642

June 30, 2025
Notes sold in exchange for cash	*	(1)	$805,000	$204,911	$1,009,911

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	During the year 2024 a total of $200,000 was converted into 1,675,849 shares of Common Stock.
*	An embedded derivative liability has not been deducted from the principal amount due, see Note 9 here below.

NOTE 9 – CONVERTIBLE NOTE AND EMBEDDED DERIVATIVE

Convertible Note Terms

The Company has outstanding convertible debt with the following key terms:

●	Principal Amount: $1,009,911 (including accrued interest)
●	Conversion Price: $0.08 per share
●	Maturity Date: March 1, 2025
●	Current Market Price of Common Stock: $0.10324
●	Price Adjustment Feature: If the market price at conversion is below 0.08, the conversion price will be reduced by 120% of the difference between the conversion price and the market price.

Embedded Derivative Classification

The price adjustment feature meets the criteria for bifurcation as an embedded derivative under ASC 815-15-25-1 because:

●	It is not clearly and closely related to the host debt instrument.
●	The 120% adjustment creates a non-linear payoff linked to the stock price.
●	It is required to be separately accounted for at fair value with changes recorded in earnings.

Valuation Technique

The company has used a 100-step binomial lattice model for its valuations. The binomial model captures:

●	Path dependency of the adjustment feature.
●	Optimal conversion behavior (American-style exercise).
●	Probability-weighted payoffs under risk-neutral valuation.

Fair Value Measurement of Embedded Derivative

The derivative liability was at June 30, 2025, valued at $684,002, while principal amount was $1,009,911 (including accrued interest). On December 31, 2024, the notes principal amount was $948,642 (including accrued interest), the derivative liability was valued at $186,652. The following key inputs were used in the derivative debt calculation:

Parameter	June 30, 2025	December 31, 2024	Source/Methodology
Current Stock Price	$0.1048	$0.0899	Observable market price
Conversion Price	$0.08	$0.08	Contractual terms
Volatility	159.59%	129.14%	Historical volatility of comparable companies
Risk-Free Rate	4.29%	4.37%	1.5-month (6-month)* U.S. Treasury yield
Time to Maturity	default	0.25 years	1.5 months (7 months)*
Adjustment Multiplier	120%	120%	Contractual terms

*	The number of months inside the parenthesis was used in the December 31, 2024, calculation.

For the three months ended June 30, 2025, the estimated change in fair value reduced the derivative liability by ($307,402), while for the six months ended June 30, 2025, the estimate of the change in fair value increased the derivative liability by $497,350.

Sensitivity and Risks

●	Volatility Impact: A 20% increase in volatility to 149.75% would increase the derivative liability by $66,906.
●	Stock Price Risk: A 20% increase of the stock price to $0.1234 would increase the derivative liability by $204,597.
●	Concentration Risk: The derivative liability represents 42.3% of the debt principal, highlighting a potential equity dilution.

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

Each share of Preferred Stock has the voting power of ten shares of Common Stock, and can at any time be converted into five, shares of Common Stock. The table below sets forth the number of shares of Preferred Stock issued and outstanding during the reporting period(s). There were 43,158,248 Preferred Stock outstanding on December 31, 2024:

Issuances in the period January 1 and June 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		43,158,248	$4,407,172	$0.102
1/10/2025	h	(150,000)	(750)	0.005	Stock conversion	affiliates
3/31/2025		—	214,780	—	Payroll forfeiture*	affiliates
See Note 11	d	421,391	153,342	0.364	2021 Stock Plan	affiliates
6/30/2025		43,429,639	$4,774,544	$0.110

*	The transaction originating from the Company’s Officers forfeiting payroll of $941,890, whereof $214,780 was accrued in prior year. (See note 7 for more details).

Common stock

Number of shares of Common Stock issued and outstanding during the reporting period(s):

Issuances in the period January 1 and June 30, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		144,642,333	$13,275,356	$0.089
1/17/2024	a	—	(45,000)	—	subscription
1/17/2024	a	333,333	45,000	0.135	private placement
1/18/2024	c	3,703,704	371,108	0.100	debt conversion
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliates
1/22/2024	c	4,356,778	—	—	exercise of warrant	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
3/27/2024	c	3,705,808	279,051	0.075	debt conversion
4/04/2024	c	1,000,000	104,000	0.104	debt conversion
4/15/2024	c	479,192	62,295	0.130	convertible note
4/15/2024	a	173,077	18,000	0.104	private placement
4/19/2024	c	250,000	32,125	0.129	debt conversion
4/22/2024	a	194,553	25,000	0.128	private placement
5/16/2024	b	769,231	100,000	0.130	convertible note
5/20/2024	c	1,027,397	150,000	0.146	debt conversion
6/27/2024	a	212,766	20,000	0.094	private placement
see Note 11	d	1,432,398	153,173	0.107	2021 Stock Plan	affiliates
see Note 11	d	1,679,477	176,174	0.105	2021 Stock Plan
6/30/2024		177,416,428	$16,515,748	$0.093

Issuances in the period January 1 and June 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		86,782,908	$12,722,039	$0.147
1/10/2025	d	750,000	750	0.001	Stock conversion
see Note 11	d	1,459,335	106,754	0.073	2021 Stock Plan
6/30/2025		88,992,243	$12,829,543	$0.144

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
e	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.
f	The shares were issued after the Company filed a registration statement with the SEC, on Form S-1
g	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.
h	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.

Common Stock Warrants

The fair value of stock warrants granted for the six months ended June 30, 2025, and December 31, 2024 was calculated with the following assumptions:

	June 30, 2025	December 31, 2024
Risk-free interest rate	3.72 – 4.61%	3.41 – 4.72%
Expected dividend yield	0%	0%
Volatility factor (monthly)	124.79%	129.14%
Expected life of warrant	5 years	5 years

For the six months ended June 30, 2025, and 2024, the Company did not award any warrants.

The following table summarizes the Company’s Common Stock warrant activity for the six months ended June 30, 2025, and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2024	1,342,030	$0.29	3.8
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2024	1,342,030	$0.29	3.2

Outstanding as at January 1, 2025	1,292,030	$0.22	2.6
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2025	1,292,030	$0.22	2.1

The following table summarizes information about stock warrants that are vested or expected to vest at June 30, 2025, with a market price of $0.15 at June 30, 2025:

Warrants Outstanding and Exercisable
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.20-0.25	1,264,030	$0.23	2.8	$—
0.47	28,000	0.47	2.4	—
$0.20-0.47	1,292,030	$0.22	2.5	$—

The weighted-average remaining contractual life for warrants exercisable at June 30, 2025, is 2.5 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at June 30, 2025.

NOTE 11 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Employee, Director and Consultant Stock Plan” (the “2021 Plan”) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year. On January 1, 2025, the 2021 Plan was automatically reset in accordance with the 2021 Plan requirements and after the reset there are 47,089,013 shares in Common Stock awards available for grant.

Under the terms of the 2021 Plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards, which are fully and immediately vested upon issuance, may be directly issued under the Plan (without any intervening options).

Shares Awarded and Issued 2021 Plan:

As at June 30, 2025, there were 9,086,392 shares issued valued at a fair historic market value of $739,889 at the time of award, while as at June 30, 2024, there were 8,400,562 shares issued valued at a fair historic market value of $418,939 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the six months ended June 30, 2025, and 2024:

Issuances under the 2021 Stock Plan in the period January 1 and June 30, 2024

Date	# Shares	Amount	Price/Share	Type	Notice
1/01/2024	5,288,687	$89,592	$0.017
3/22/2024	211,269	21,338	0.101	stipend	affiliates
3/22/2024	72,423	7,315	0.101	stipend
3/22/2024	979,191	101,835	0.104	bonus	affiliates
3/22/2024	1,520,808	158,164	0.104	bonus
4/19/2024	241,938	30,000	0.124	stipend	affiliates
4/19/2024	86,246	10,695	0.124	stipend
6/30/2024	8,400,562	$418,939	$0.050

Issuances under the 2021 Stock Plan in the period January 1 and June 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		5,520,101	$479,793	$0.087
1/06/2025	*	634,921	43,172	0.068	stipend	affiliates
1/06/2025		164,730	11,202	0.068	stipend
1/06/2025	*	1,315,780	88,294	0.067	bonus	affiliates
1/06/2025		1,184,221	80,098	0.068	bonus
5/12/2025	*	156,255	21,876	0.140	stipend	affiliates
5/12/2025		110,384	15,454	0.140	stipend
6/30/2025		9,086,392	$739,889	$0.081

*	The shares are held as shares of Preferred Stock, but are for comparison purposes expressed as Common share equivalents in this table.
●	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Shares awarded, but not yet issued, under the 2021 Stock Plan for the period ended June 30, 2025:

Date		# Shares	Amount	Price/Share	Type	Notice
6/30/2025	*	283,700	$26,242	$0.093	stipend	affiliates
6/30/2025		76,680	7,092	0.093	stipend
6/30/2025		360,380	$33,334	$0.093

For the six months ended June 30, 2025, the Company recorded stock-based compensation expense of $69,061 (whereof $27,795 to affiliates) in connection with share-based payment awards. For the six months ended June 30, 2024, the Company recorded stock-based compensation expense of $365,936 (whereof $186,835 to affiliates) in connection with share-based payment awards.

Stock options granted and vested 2021 Plan:

For the six months ended June 30, 2025, there were no options awarded under the 2021 Stock Plan. For the six months ended June 30, 2024, there were no options awarded under the 2021 Stock Plan. However, 90,000 options were forfeited.

As at June 30, 2025, there was no unrecognized compensation expense related to non-vested stock option awards. The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025, and 2024:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2024	335,000	$0.001 – 0.95	$0.62
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(90,000)	0.195	0.20
Outstanding as of June 30, 2024	245,000	$0.001 – 0.95	$0.78

Outstanding as of January 1, 2025	—	$—	$—
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of June 30, 2025	—	$—	$—

At June 30, 2025, there are no stock options outstanding.

As at June 30, 2025, the Company has 43,522,722 options or stock awards available for grant under the 2021 Plan.

NOTE 12 – NON-CONTROLLING INTEREST

	June 30, 2025	June 30, 2024
Net loss Subsidiary	$—	$(27,191)
Net loss attributable to the non-controlling interest	—	13,324
Net loss affecting Bioxytran	—	(13,867)

Accumulated deficit	—	(3,955,108)
Accumulated deficit attributable to the non-controlling interest	—	855,160
Accumulated deficit affecting Bioxytran	—	(3,099,948)

Net equity non-controlling interest	$—	$(694,210)

On August 19, 2024, the minority affiliates shareholder, the beneficial ownership of which includes the Company’s officers, exercised a warrant allowing it to exchange its 49% ownership in the Subsidiary for a 16.8% ownership of the Company.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2025, through the date the financial statements were issued and did not identify any further subsequent events requiring disclosure.
16

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

Provided that the Company obtain adequate funding, the following future milestones are anticipated:

●	On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The recruitment for the trial was completed on May 1, 2025. The results from the trial report, including issuance to the CDSCO, is scheduled for publication within the following 90 days. Provided positive trial results, the Company will schedule a Phase 3 clinical trial with the CDSCO.
●	On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the third quarter of 2025.
●	On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis as a result of use of ventilator”, the trial is expected to start in the third quarter of 2025.
●	On April 19, 2023, the Company announced that its Acelluar Oxygen Carrier (“AOC”) BXT-25 had been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has one convertible loan outstanding at a total face value of $805,000 with an accrued interest of $204,911 and a linked derivative debt of $684,002. The remaining debt mounts to $1,066,136 (whereof $502,255 is owed to affiliates with an accrued interest of $22,948). As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $20,239,366 as at June 30, 2025. The accumulated deficit as at December 31, 2024, was $18,921,169.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, AND 2024

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products. We are actively engaged in research and development activities through our Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

OPERATING EXPENSES
Research and development	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Process development	$—	$—	$100,000	$—
Product development	—	—	(500)	—
Regulatory	—	—	—	—
Clinical trials	102,500	—	352,500	—
Project management	—	—	—	27,000
Total research and development	$102,500	$—	$452,000	$27,000

●	During the three months ended June 30, 2025, the Company recorded $102,500 in clinical trial costs. During the three months ended June 30, 2024, the Company did not record any R&D expenses.
●	During the six months ended June 30, 2025, the Company recorded $452,000 in the development of the AOC. During the six months ended June 30, 2024, the Company recorded $27,000 in R&D expenses.

General and Administrative	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Payroll and related expenses	$—	$163,031	$1,284	$540,153
Costs for legal, accounting and other professional services	30,519	61,609	85,189	63,723
Costs for professional services affiliates	—	—	5,000	—
Promotional expenses	6,000	286,125	21,000	308,125
Miscellaneous expenses	42,996	32,866	105,685	83,614
Compensation expense affiliates	25,016	10,691	41,267	179,101
Compensation expense	17,048	55,000	27,795	186,835
Total general and administrative	$121,579	$609,322	$287,220	$1,361,551

●	Payroll and related expenses were $0 for the three months ended June 30, 2025, and $1,284 for the six months ended June 30, 2025, resulting from the Company’s Officers forfeiting payroll of $941,890, whereof $362,931 and $727,110 over the same periods, while $214,780 was accrued in 2024. (See note 7 for more details). For the same periods in 2024, the amount was $163,031 and $540,153, respectively.
●	The Costs for legal, accounting and other professional services for the three and six months ended June 30, 2025, were $30,519 and $85,189 respectively, as compared to $61,609 and $63,723 for the three and six months ended June 30, 2024. The increased costs were a result of a mandated re-audit as a result of the prior auditors SEC suspension.
●	Promotional expenses for the three and six months ended June 30, 2025, were $6,000 and $21,000 respectively, as compared to $286,125 and $308,125 for the three and six months ended June 30, 2024. Most of the Company’s promotional expenses was eliminated as a result of the stocks depressed market price.
●	Miscellaneous G&A expenses during the three and six months ended June 30, 2025, was $42,996 and $105,685, respectively. During the three and six months ended June 30, 2024, was $32,866 and $83,614.
●	Stock-based compensation amounted to $42,064 (of which $25,016 to affiliates) for the three months ended June 30, 2025. The stock-based compensation for the three months ended June 30, 2024, was $65,691 (of which $10,691 to affiliates). Stock-based compensation amounted to $69,062 (of which $41,267 to affiliates) for the six months ended June 30, 2025. Stock-based compensation amounted to $365,936 (of which $186,835 to affiliates) for the six months ended June 30, 2024 resulting from a bonus distribution in the first quarter of 2024.

Other expenses	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gain/Loss of issuance	$—	$—	$—	$(235,245)
Change in FV of Derivative	(307,402)	—	497,350	—
Interest expense	30,112	19,731	61,269	46,105
Interest expense affiliates	15,265	1,058	15,998	2,515
Debt discount amortization	—	30,000	—	30,000
Amortization of IP	2,509	1,536	4,360	3,567
Total other income (expenses)	$(259,516)	$52,325	$578,977	$(153,058)

●	During the three months ended June 30, 2025, the interest expense was $45,377 (of which $15,265 were to affiliates), $2,509 was amortized from the Company’s IP and the derivative liability was reduced by $307,402. During the three months ended June 30, 2024, the Company recorded $30,000 in debt discount and the interest expense was $20,789 (of which $1,536 were to affiliates), $1,536 was amortized from the Company’s IP.
●	During the six months ended June 30, 2025, the interest expense was $77,267 (of which $15,998 were to affiliates), the Company amortized $4,360 from the Company’s IP and $30,000 in amortization of debt discount while the derivative liability increased by $497,350. In the same period in 2024 the Company recorded interest expenses of $48,620 (of which 2,515 were to affiliates) and amortized $3,567 in IP and $30,000 in debt discount as well as $348,637 of warrant amortization. The Company also recorded a gain of issuance of $235,245 in a revaluation of debt conversion.

Net Loss	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net profit (loss) attributable to Bioxytran	$35,437	$(661,647)	$(1,318,197)	$(1,222,169)

Loss per Common share, basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted average number of Common shares outstanding, basic	88,839,723	176,605,978	88,940,600	171,264,464

●	The Company generated a net profit for the three months ended June 30, 2025, of $35,437. In comparison, for the three months ended June 30, 2024, the Company generated a net loss of $661,647. The Company generated a net loss for the six months ended June 30, 2025, of $1,318,197. In comparison, for the six months ended June 30, 2024, the Company generated a net loss of $1,222,169. The significant fluctuations in net profit (loss) can be attributed to the Company’s derivative liability. For the three months ended June 30, 2025, the estimated change in fair value reduced the derivative liability by ($307,402), while for the six months ended June 30, 2025, the estimate of the change in fair value increased the derivative liability by $497,350.

Non-Controlling Interest

	June 30, 2025	June 30, 2024
Net loss attributable to the non-controlling interest	$—	$13,324

●	For the six months ended June 30, 2024, there was a non-controlling interest attribution of $13,324, 100% of the subsidiary’s shares were acquired in 2024, why the attribution of $13,324 is for the period prior to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents	June 30, 2025	December 31, 2024
Cash	$3,144	$5,154
Total current assets	$3,144	$5,154

●	As of June 30, 2025, our current assets consisted of $3,144 in cash. At December 31, 2024 we had $5,154 in cash.

Current Liabilities	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$688,722	$271,308
Accounts payable and accrued expenses affiliates	22,948	154,236
Un-issued shares liability	15,602	91,729
Un-issued shares liability affiliates	26,242	132,639
Short term loan affiliates	502,255	241,078
Short term loan	38,000	48,000
Convertible notes payable, net of discount	805,000	805,000
Derivative Liability	684,002	186,652
Total current liabilities	$2,782,771	$1,930,642

●	At June 30, 2025, we had total liabilities of $2,782,771, which consisted of $711,670 in accounts payable and accrued expenses (of which $22,948 was payable to related parties), $41,844 in un-issued shares (of which $26,242 was payable to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $684,002 and $502,255 in a loan from affiliates and $38,000 in other short-term loans. At December 31, 2024, we had total liabilities of $1,930,642, which consisted of $425,544 in accounts payable and accrued expenses (of which $154,236 was payable to related parties), $224,368 in un-issued shares (of which $132,639 was payable to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $186,652 and $241,078 in a loan from affiliates and $48,000 in other short-term loans.

Net Working Capital and Accumulated Deficit	June 30, 2025	December 31, 2024
Net working capital	$(2,779,627)	$(1,925,488)

Accumulated deficit	$(20,239,366)	$(18,921,169)

●	At June 30, 2025, the net working capital was negative ($2,779,627) and the accumulated deficit of $20,239,366. Comparatively, on December 31, 2024, we had net working capital of negative $1,925,488 and the accumulated deficit of $18,921,169. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

CASH-FLOWS
	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(248,010)	$(179,832)

Net cash used in investing activities	(15,177)	(5,302)

Net cash provided by financing activities	261,177	172,570

Net increase (decrease) in cash	(2,010)	(12,564)
Cash, beginning of period	5,154	26,086
Cash, end of period	$3,144	$13,522

●	Net cash used in operating activities was $(248,010) and $(179,832) for the six months ended June 30, 2025, and 2024, respectively.
●	Net cash used in investing activities: In the six months ended June 30, 2025, the Company invested $15,177 in IP filing fees. In the six months ended June 30, 2024, the amount was $5,302.
●	Cash flows from financing activities were 261,177 and $172,570 for the six months ended June 30, 2025, and 2024, respectively.
●	The available cash was $3,144 and $13,522 in the end of the six months ended June 30, 2025, and 2024, respectively.

Cash Proceeds from Financing Activities	June 30, 2025	June 30, 2024
Cash proceeds from financing activities
Proceeds from stock sales	$—	$63,000
Proceeds from issuance of convertible notes payable	—	61,500
Short-term loans	—	38,000
Short-term loans from affiliates	261,177	10,070
Net cash provided by financing activities	$261,177	$172,570

●	During the six months ending June 30, 2025, the Company had not raised any funds, but borrowed $261,177 from its affiliates. During the six months ending June 30, 2024, the Company had raised $63,000 in equity and $61,500 in form of a convertible note and converted $38,000 from accounts payables to short-term debt and also borrowed $10,070 from an affiliate. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of July 2025.

Upcoming Financing Activities

Despite the ongoing promotional activities, the Company still struggle with a deflated stock price on OTC Markets which makes it very difficult to raise funds without heavily discounting the price and diluting the shareholders. The Company is actively working on finding financing alternatives in order to continue its regulatory approval activities and intends to issue a Private Placement Offering under Regulation D in the order of $2 million in the spring of 2025.

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

Contractual Obligations

	June 30, 2025	December 31, 2024
Interest on notes payable	$204,911	$143,642
Convertible notes payable	805,000	805,000
Total	$1,009,911	$948,642

●	As at June 30, 2025, our contractual obligations include one convertible note with a principal of $805,000, the accrued interest for these notes mounting to $204,911. As at December 31, 2024, there were four convertible notes with a principal of $805,000, the accrued interest for these notes mounting to $143,642.

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

We believe that the assumptions and estimates associated with fair value and stock-based compensation to have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at June 30, 2025, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO revised in May 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2025, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Title of Document

31.1	*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100	*	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended June 30, 2025, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: August 11, 2025	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer
26