Form 10-Q
period 2025-09-30
BIOXYTRAN, INC
filed 2025-11-14
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The amount of registered shares of the registrant’s Common Stock as of November 14, 2025, was 99,103,873.

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., September 30, 2025

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025, (UNAUDITED) AND DECEMBER 31, 2024

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current assets:
Cash	$14,499	$5,154
Total current assets	14,499	5,154

Intangibles, net	141,795	133,540

Total assets	$156,294	$138,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$823,453	$271,308
Accounts payable and accrued expenses affiliates	322,457	154,236
Un-issued shares liability	38,522	91,729
Un-issued shares liability affiliates	60,894	132,639
Loan from affiliates	541,405	241,078
Other short-term loans	50,000	48,000
Convertible notes payable, net of premium and discount	805,000	805,000
Derivative liability	419,206	186,652
Total current liabilities	3,060,937	1,930,642

Total liabilities	3,060,937	1,930,642

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, and 43,429,639 and 43,158,248 issued and outstanding as at September 30, 2025, and as at December 31, 2024, respectively	43,429	43,158
Common stock, $0.001 par value; 400,000,000 shares authorized; 88,992,243 and 86,782,908 issued and outstanding as at September 30, 2025, and December 31, 2024, respectively	88,992	86,783
Stock subscription	13,353	—
Additional paid-in capital	17,471,675	16,999,280
Accumulated deficit	(20,522,092)	(18,921,169)
Total stockholders’ deficit	(2,904,643)	(1,791,948)

Total liabilities and stockholders’ equity	$156,294	$138,694

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses:
Research and development	$—	$51,000	$452,000	$78,000
General and administrative	159,131	158,071	412,430	946,942
General and administrative affiliates	336,874	137,133	370,794	709,813
Total operating expenses	496,005	346,204	1,235,224	1,734,755

Loss from operations	(496,005)	(346,204)	(1,235,224)	(1,734,755)

Other expenses:
Gain/Loss of issuance	—	—	—	235,245
Change in fair value (“FV”) of derivative	264,796	—	(232,554)	—
Interest expense	(36,522)	(17,845)	(97,791)	(63,950)
Interest expense affiliates	(10,759)	(1,809)	(26,757)	(4,324)
Amortization of IP	(4,236)	(1,516)	(8,596)	(5,083)
Debt discount amortization and issuance of warrants	—	(25,000)	—	(55,000)
Total other income (expenses)	213,279	(46,170)	(365,698)	106,888

Net loss before provision for income taxes	(282,726)	(392,374)	(1,600,922)	(1,627,867)

Provision for income taxes	—	—	—	—
NET LOSS	(282,726)	(392,374)	(1,600,922)	(1,627,867)

Net loss attributable to the non-controlling interest	—	—	—	13,324

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(282,726)	$(392,374)	$(1,600,922)	$(1,614,543)

Earnings per Common share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of Common shares out-standing, basic and diluted	88,992,242	126,391,176	88,942,337	153,821,016

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in	Shares sold not	Accumulated	Non-controlling	Total Share-holder Equity
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	interest	(Deficit)
Balance 1/1/2024	144,642,333	$144,642	—	$—	$13,085,714	$45,000	$(15,699,326)	$(680,886)	$(3,104,856)

Shares issued for earlier recorded subscriptions	333,333	333			44,667	(45,000)			—
Shares issued under the 2021 Plan affiliates	1,190,460	1,190			121,983				123,173
Shares issued under the 2021 Plan	1,643,231	1,643			164,486				166,129
Shares issued for conversion of accounts payable affiliates	7,305,097	7,305			757,001				764,306
Shares issued for conversion of accounts payable	3,703,704	3,704			367,404				371,108
Shares issued for conversion of notes payable and interest	9,857,092	9,857			1,253,705				1,263,562
Shares issued for conversion of warrants	4,356,778	4,357			(4,357)				—
Net loss attributable to non-controlling interest								(13,324)	(13,324)
Net loss							(560,522)		(560,522)
Balance 3/31/2024	173,032,028	$173,031	—	$—	$15,790,603	$—	$(16,259,848)	$(694,210)	$(990,424)

Shares issued in cash investment	580,396	581			62,419				63,000
Shares issued under the 2021 Plan affiliates	241,938	242			29,758				30,000
Shares issued under the 2021 Plan	36,246	36			10,659				10,695
Shares issued for conversion of accounts payable	2,277,397	2,277			283,848				286,125
Shares issued for conversion of notes payable and interest	1,248,423	1,248			161,047				162,295
Net loss							(661,648)		(661,648)
Balance 6/30/2024	177,416,428	$177,415	—	$—	$16,338,334	$—	$(16,921,496)	$(694,210)	$(1,099,957)

Issuance stock plan affiliate	454,546	455			45,000				45,455
Issuance stock plan other	84,646	85			8,379				8,464
Conversion to Pref Stock affiliate	(95,716,972)	(95,718)	19,143,396	19,144	76,574				—
Conversion of debt affiliate			776,817	777	353,063				353,840
Exercise of warrants			8,973,405	8,973	151,977			(160,950	—
Elimination non-contr int.							(855,160)	855,160	—
Net loss							(392,374)		(392,374)
Balance 9/30/2024	82,238,648	$82,237	28,893,618	$28,894	$16,973,327	$—	$(18,169,030)	$—	$(1,084,572)

Balance 1/1/2025	86,782,908	$86,783	43,158,248	$43,158	$16,999,280	$—	$(18,921,169)	$—	$(1,791,948)

Shares issued under the 2021 Plan affiliates	—	—	390,140	390	131,076				131,466
Shares issued under the 2021 Plan	1,348,951	1,349	—	—	89,951				91,300
Stock class conversion	750,000	750	(150,000)	(150)	(600)				—
Prior year accrued payroll forfeiture by Mgmnt *					214,780				214,780
Net loss							(1,353,635)		(1,353,635)
Balance 3/31/2025	88,881,859	$88,882	43,398,388	$43,398	$17,434,486	$—	$(20,274,803)	$—	$(2,708,037)

Shares issued under the 2021 Plan affiliates			31,251	31	21,845				21,876
Shares issued under the 2021 Plan	110,384	110			15,344				15,454
Net loss							35,437		35,437
Balance 6/30/2025	88,992,243	$88,992	43,429,639	$43,429	$17,471,675	$—	$(20,239,366)	$—	$(2,635,270)

Stock subscription for cash						13,353			13,353
Net loss							(282,726)		(282,726)
Balance 9/30/2025	88,992,243	$88,992	43,429,639	$43,429	$17,471,675	$13,353	$(20,522,092)	$—	$(2,904,643)

*	The transaction originating from the Company’s Officers forfeiting payroll of $941,890, whereof $214,780 was accrued in prior year. (See note 7 for more details)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(UNAUDITED)

	Nine months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,600,922)	$(1,627,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	—	55,000
Amortization of IP	8,596	5,083
Stock-based compensation	106,754	185,288
Stock-based compensation affiliates	153,342	198,628
Interest paid for note conversion	—	164,357
Change in FV of Derivative	232,554	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	695,178	109,089
Accounts payable and accrued expenses affiliates	115,014	657,043
Net cash used in operating activities	(289,484)	(253,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(16,851)	(16,123)
Net cash used in investing activities	(16,851)	(16,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales	—	63,000
Stock subscription for cash	13,353	—
Proceeds from note sales	—	61,500
Short-term loans	2,000	38,000
Short-term loans from affiliates	300,327	115,588
Net cash provided by financing activities	315,680	278,088

Net decrease in cash	9,345	8,586
Cash, beginning of period	5,154	26,086
Cash, end of period	$14,499	$34,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Debt discount on convertible note	—	25,000
Common shares issued for the conversion of principal and accrued interest	—	1,425,857
Issuance of shares classified as unissued in prior quarters, affiliates	149,319	537,242
Issuance of shares classified as unissued in prior quarters	103,649	521,561
Debt conversion affiliates	—	764,306
Debt conversion	—	657,233
Payroll forgiveness affiliates	214,780	—
Gain/Loss of issuance	$—	$235,245

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

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

Organization

Bioxytran, Inc. was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. On September 21, 2018, the Company underwent a reorganization in the form of a reverse merger and is currently registered as a Nevada corporation with a taxing structure for U.S. federal and state income tax as a C-Corporation with 400,000,000 authorized Common shares with a par value of $0.001, and 50,000,000 Preferred shares with a par value of $0.001. Our Convertible Preferred Stock has a par value of $0.001 per share. The Preferred shares can at any time be converted into shares of Common Stock at a one for five basis, and carry a voting-power of ten Common shares for each Preferred share.

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. Pharmalectin was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin, Inc. On August 19, 2024, the Company acquired the minority interest of Pharmalectin from affiliates of the Company. There are currently 15,000,000 shares of Common Stock issued and outstanding.

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

At September 30, 2025, we would be obligated to issue 1,292,030 shares upon exercise of warrants, currently outstanding. Further, based on the market price of $0.071/share, we would have to issue approximately 15,121,870 shares of Common Stock upon conversion of a convertible note (the “2021 Note”) based on $ 1,046,433 due in principal and accrued interest. The 2021 Note carries an interest rate of 10%, while the default rate is 18%. The note is convertible at the lower of (i) a fixed price of $0.08, or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced by 120% of the price difference. Finally, the Convertible Preferred Stock class is convertible into 217,148,195 shares of Common Stock. These issuable shares are not included in the earnings per share (“EPS”) as they would be considered anti-dilutive while the company produces losses.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the nine months ended September 30, 2025, and 2024.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the nine months ended September 30, 2025 the Company incurred $452,000 in research and development expenses, while during the nine months ended September 30, 2024 the Company incurred $78,000.

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

●	Liquidity of the Security:

	-	If the company has low trading volumes and investors may find it difficult to sell shares, the discount could be on the higher end of the range (e.g., 30%–40%).
	-	Conversely, for OTC companies with higher trading volumes, the discount might be lower (e.g., 10%–20%).

●	Holding Period:

	-	The longer the restriction period on the newly issued shares, the higher the discount. If the shares are subject to extended holding periods, investors will require greater compensation for their inability to sell the shares in the short term.
	-	For example, shares that are restricted for nine months under SEC Rule 144 could see a 20%–30% discount. If the holding period extends beyond that or other limitations apply, the discount might increase.

●	Company Fundamentals and Risk

	-	Investors consider the financial health, stability, and growth prospects of the issuing company. A riskier OTC company with volatile financials or uncertain growth prospects might see a larger liquidity discount (e.g., closer to 40%).
	-	Companies with strong fundamentals might experience a lower discount (e.g., 10%–20%), even in the OTC market.

In accordance with the guidance of ASC 820 concerning for Lack of Registration Premium, shares that are restricted for nine months under SEC Rule 144 generally see a 20%–30% discount on market price. The Company has opted for a 25% discount to the market price at the date of issuance based on the Company’s elevated volatility, and to the illiquidity of the large number of shares generally issued in these transactions.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at September 30, 2025, the Company had cash of $14,499 and a negative working capital of $3,046,438. The Company has not yet generated any revenues from operations, and has incurred an accumulated deficit of $20,522,092. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2025, the Company raised a net of $13,353 in stock subscriptions, $302,327 in short-term loans (whereof $300,327 was from affiliates). During the same period in 2024, the Company raised a net of $63,000 in cash proceeds from equity, $61,500 from note issuances and $153,588 in short-term loans (whereof $115,588 was from affiliates). The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of November 2025, and is pursuing alternative opportunities to funding.

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

NOTE 4: SINGLE SEGMENT DISCLOSURE

For the nine months ended September 30, 2025

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

i.	Revenue and Geographic Information: As of September 30, 2025, the Company has not yet generated revenues from its pharmaceutical products as they remain in the research and development phase. Consequently, there is no dis-aggregation of revenue by geographic area or product line.
ii.	Major Customers and Concentration of Risk: Since the Company is in the development phase and has not generated revenue from product sales, there are no major customers to report. The Company is reliant on funding through private placements, equity offerings, and other financial arrangements to sustain its research and development efforts.
iii.	Long-lived Assets by Geographic Region: The Company’s tangible and intangible assets, including intellectual property and research-related equipment, are located within the United States and BVI. However, these assets do not represent a significant portion of the Company’s total assets.

Conclusion: The Company has concluded that it qualifies as a single reportable segment under ASC 218 based on the nature of its operations, the way it is managed, and the financial information reviewed by the CODM. As such, no additional segment disclosures are required in the consolidated financial statements.

NOTE 5 - AFFILIATES TRANSACTIONS

The Company holds a License Agreement (the “License”) for a medical device (license obtained in 2019) with an affiliated company of which the Company’s officers hold a majority interest. The device, subject to the License, was developed prior to the establishment of Bioxytran. A yearly maintenance cost for the License amounts to $5,000.

The Company had at September 30, 2025, loan agreements calling for an 8% interest with three of its affiliates for a total value of $541,405 with an accrued interest of $33,707. As at December 31, 2024, these loans amounted to $241,078 with an accrued interest of $6,950.

NOTE 6 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2025, and the year ended December 31, 2024.

Amortization of capitalized patent costs associated with the application and award of patents in the U.S. and various other countries are capitalized and amortized on a straight-line basis over the term of the patents as determined at the award date, which varies depending on the pendency period of the application, generally approximating twenty years.

	Estimated Remaining Life (years)	September 30, 2025	December 31, 2024
Capitalized patent costs	15	$170,270	$153,419
Accumulated amortization		(28,475)	(19,879)
Intangible assets, net		$141,795	$133,540

NOTE 7 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At September 30, 2025, there was no amount due in accounts payable to affiliates. In the first nine months of 2025, management has forfeited $941,890 in payroll and affiliated expenses. Payroll accruals from prior year in the amount of $214,780 was eliminated against additional paid-in capital, while current years payroll expenses of $727,110 was reversed in general and administrative expenses. There was a short-term loan from affiliates of $541,405 with $33,707 in accrued interest, as well as un-issued shares owed to affiliates of $60,894. On December 31, 2024, there was $147,286 in Accounts Payables to related parties in form of payroll and advanced expense, there was also a short-term loan from affiliates of $241,078 with $6,950 in accrued interest, as well as un-issued shares owed to affiliates of $132,639.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts payable affiliates (1)	$288,750	$147,286
Professional fees	480,914	40,860
Interest	241,433	143,642
Interest affiliates (3)	33,707	6,950
Payroll taxes	42,186	11,945
Pension/401K	57,267	74,500
Other accounts payable	1,653	361
Un-issued shares affiliates (2)	60,894	132,639
Un-issued shares	38,522	91,729
Loan from affiliates (3)	541,405	241,078
Short term loan	50,000	48,000
Convertible note payable	805,000	805,000
Derivative liability	419,206	186,652
Total current liabilities	$3,060,937	$1,930,642

(1)	As at September 30, 2025, the officers have forfeited payroll of $941,890, whereof $214,780 was accrued in the prior year. As at September 30, 2025, there was accrued payroll due to each the CEO and the CFO of $105,000, and $78,750 due to the CCO. As at December 31, 2024, there was $46,668 due in accrued payroll and $4,000 for advanced expenses for each the CFO and the CEO, there was also $35,000 and $4,000 in accrued payroll and advanced expenses due to the CCO.
(2)	The amount is to be converted into shares of Common Stock on September 30, 2025, $60,894 for our board members attendance in board and committee meetings during the asecond and third quarters of 2025. On December 31, 2024, $49,745 is to our Directors for their attendance in board and committee meetings during the fourth quarter, and another $82,894 in a one-time bonus.
(3)	On September 30, 2025, the Company has a $541,405 in loans from affiliates with an interest rate of 8%. The accrued interest is currently $33,707. On December 31, 2024, the affiliated loans principal amounts was $241,078 and the accrued interest was $6,950.

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

At September 30, 2025, and December 31, 2024, the outstanding convertible notes were as follows:

Notes			Principal due	Accrued interest	Total amount due
			December 31, 2024
Notes sold in exchange for cash	*	(1,2)	$805,000	$143,642	$948,642

September 30, 2025
Notes sold in exchange for cash	*	(1)	$805,000	$241,433	$1,046,433

(1)	Net cash received for these notes were $1,045,150, after a Debt Discount of $119,850 was paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	During the year 2024 a total of $200,000 was converted into 1,675,849 shares of Common Stock.
*	An embedded derivative liability has not been deducted from the principal amount due, see Note 9 here below.

NOTE 9 – CONVERTIBLE NOTE AND EMBEDDED DERIVATIVE

Convertible Note Terms

The Company has outstanding convertible debt with the following key terms:

●	Principal Amount: $1,046,433 (including accrued interest)
●	Conversion Price: $0.0692 per share
●	Maturity Date: March 1, 2025
●	Current Market Price of Common Stock: $0.071
●	Price Adjustment Feature: If the market price at conversion is below 0.08, the conversion price will be reduced by 120% of the difference between the conversion price and the market price.

Embedded Derivative Classification

The price adjustment feature meets the criteria for bifurcation as an embedded derivative under ASC 815-15-25-1 because:

●	It is not clearly and closely related to the host debt instrument.
●	The 120% adjustment creates a non-linear payoff linked to the stock price.
●	It is required to be separately accounted for at fair value with changes recorded in earnings.

Valuation Technique

The company has used a 100-step binomial lattice model for its valuations. The binomial model captures:

●	Path dependency of the adjustment feature.
●	Optimal conversion behavior (American-style exercise).
●	Probability-weighted payoffs under risk-neutral valuation.

Fair Value Measurement of Embedded Derivative

The derivative liability was at September 30, 2025, valued at $419,206, while principal amount was $1,046,433 (including accrued interest). On December 31, 2024, the notes principal amount was $948,642 (including accrued interest), the derivative liability was valued at $186,652. The following key inputs were used in the derivative debt calculation:

Parameter	September 30, 2025	December 31, 2024	Source/Methodology
Current Stock Price	$0.071	$0.0899	Observable market price
Conversion Price	$0.0692	$0.08	Contractual terms
Volatility	122.55%	129.14%	Historical volatility of comparable companies
Risk-Free Rate	3.83%	4.37%	1.5-month (6-month)* U.S. Treasury yield
Time to Maturity	default	0.25 years	1.5 months (7 months)*
Adjustment Multiplier	120%	120%	Contractual terms

*	The number of months inside the parenthesis was used in the December 31, 2024, calculation.

For the three months ended September 30, 2025, the estimated change in fair value reduced the derivative liability by ($264,796), while for the nine months ended September 30, 2025, the estimate of the change in fair value increased the derivative liability by $232,554.

Sensitivity and Risks

●	Volatility Impact: A 20% increase in volatility to 147.06% would increase the derivative liability by $19,074.
●	Stock Price Risk: A 20% increase of the stock price to $0.852 would increase the derivative liability by $64,629.
●	Concentration Risk: The derivative liability represents 35.8% of the debt principal, highlighting a potential equity dilution.

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

Each share of Preferred Stock has the voting power of ten shares of Common Stock, and can at any time be converted into five, shares of Common Stock. The table below sets forth the number of shares of Preferred Stock issued and outstanding during the reporting period(s). There were 43,158,248 Preferred Stock outstanding on December 31, 2024:

Issuances in the period January 1 and September 30, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		—	$—	$—
8/19/2024	g	19,221,026	4,139,126	0.215	stock conversion	affiliates
8/19/2024	d	8,973,405	160,950	0.018	warrant exercise	affiliates
8/19/2024	c	776,817	353,840	0.455	debt conversion	affiliates
8/28/2024	g	22,370	14,820	0.662	stock conversion	affiliates
8/28/2024	g	(100,000)	(500)	0.005	stock conversion	affiliates
9/30/2024		28,893,618	$4,668,236	$0.162

Issuances in the period January 1 and September 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		43,158,248	$4,407,172	$0.102
1/10/2025	h	(150,000)	(750)	0.005	stock conversion	affiliates
3/31/2025		—	214,780	—	payroll forfeiture*	affiliates
See Note 11	d	421,391	153,342	0.364	2021 Stock Plan	affiliates
9/30/2025		43,429,639	$4,774,544	$0.110

*	The transaction originating from the Company’s Officers forfeiting payroll of $941,890, whereof $214,780 was accrued in prior year. (See note 7 for more details).

Common stock

Number of shares of Common Stock issued and outstanding during the reporting period(s):

Issuances in the period January 1 and September 30, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		144,642,333	$13,275,356	$0.089
1/17/2024	a	—	(45,000)	—	subscription
1/17/2024	a	333,333	45,000	0.135	private placement
1/18/2024	c	3,703,704	371,108	0.100	debt conversion
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliates
1/22/2024	c	4,356,778	—	—	warrant exercise	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
3/27/2024	c	3,705,808	279,051	0.075	debt conversion
4/04/2024	c	1,000,000	104,000	0.104	debt conversion
4/15/2024	c	479,192	62,295	0.130	convertible note
4/15/2024	a	173,077	18,000	0.104	private placement
4/19/2024	c	250,000	32,125	0.129	debt conversion
4/22/2024	a	194,553	25,000	0.128	private placement
5/16/2024	b	769,231	100,000	0.130	convertible note
5/20/2024	c	1,027,397	150,000	0.146	debt conversion
6/27/2024	a	212,766	20,000	0.094	private placement
8/19/2024	g	(96,105,125)	(4,139,126)	0.043	stock conversion	affiliates
8/28/2024	g	(111,847)	(14,820)	0.133	stock conversion	affiliates
8/28/2024	g	500,000	500	0.001	stock conversion	affiliates
see Note 11	d	1,886,944	207,289	0.110	2021 Stock Plan	affiliates
see Note 11	d	1,764,123	187,607	0.106	2021 Stock Plan
9/30/2024		82,238,648	$12,427,851	$0.151

Issuances in the period January 1 and September 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		86,782,908	$12,722,039	$0.147
1/10/2025	d	750,000	750	0.001	stock conversion
9/30/2025	d	—	13,353	—	subscription
see Note 11	d	1,459,335	106,754	0.073	2021 Stock Plan
9/30/2025		88,992,243	$12,842,896	$0.144

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
e	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.
f	The shares were issued after the Company filed a registration statement with the SEC, on Form S-1
g	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.
h	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.

Shares approved for conversion, but not yet issued, as per Finder Agreement dated 07/10/2025

Date		# Shares	Amount	Price/Share	Type	Notice
7/10/2025	c	167,000	11,273	0.068	debt conversion
8/10/2025	c	75,000	4,500	0.060	debt conversion
9/10/2025	c	75,000	3,943	0.053	debt conversion
9/30/2025	c	50,000	2,625	0.053	debt conversion
9/30/2025		367,000	$22,341	$0.061

On July 10, 2025, the Company entered into a Finders’ Agreement with a broker (Member FINRA / SIPC) with a legal fee of a cash payment of $6,000 along with 12,000 shares of Common Stock, a retention fee of 80,000 shares followed by a monthly retention fee of 75,000 shares.

Common Stock Warrants

The fair value of stock warrants granted for the nine months ended September 30, 2025, and December 31, 2024 was calculated with the following assumptions:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.72 – 4.61%	3.41 – 4.72%
Expected dividend yield	0%	0%
Volatility factor (monthly)	124.79%	129.14%
Expected life of warrant	5 years	5 years

For the nine months ended September 30, 2025, and 2024, the Company did not award any warrants.

The following table summarizes the Company’s Common Stock warrant activity for the nine months ended September 30, 2025, and 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2024	1,342,030	$0.29	3.8
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at September 30, 2024	1,342,030	$0.29	3.2

Outstanding as at January 1, 2025	1,292,030	$0.22	2.6
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at September 30, 2025	1,292,030	$0.22	2.2

The following table summarizes information about stock warrants that are vested or expected to vest at September 30, 2025, with a market price of $0.071 at September 30, 2025:

Warrants Outstanding and Exercisable

Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.20-0.25	1,264,030	$0.23	2.2	$—
0.47	28,000	0.47	1.9	—
$0.20-0.47	1,292,030	$0.22	2.2	$—

The weighted-average remaining contractual life for warrants exercisable at September 30, 2025, is 2.2 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at September 30, 2025.

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

Shares Awarded and Issued 2021 Plan:

As at September 30, 2025, there were 9,086,392 shares issued valued at a fair historic market value of $739,889 at the time of award, while as at September 30, 2024, there were 8,939,754 shares issued valued at a fair historic market value of $494,806 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the nine months ended September 30, 2025, and 2024:

Issuances under the 2021 Stock Plan in the period January 1 and September 30, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		5,288,687	$89,592	$0.017
3/22/2024		211,269	21,338	0.101	stipend	affiliates
3/22/2024		72,423	7,315	0.101	stipend
3/22/2024		979,191	101,835	0.104	bonus	affiliates
3/22/2024		1,520,808	158,164	0.104	bonus
4/19/2024		241,938	30,000	0.124	stipend	affiliates
4/19/2024		86,246	10,695	0.124	stipend
8/14/2024	*	454,546	45,454	0.100	stipend	affiliates
8/14/2024		84,646	8,465	0.100	stipend
9/30/2024		8,939,754	$472,858	$0.053

Issuances under the 2021 Stock Plan in the period January 1 and September 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		5,520,101	$479,793	$0.087
1/06/2025	*	634,921	43,172	0.068	stipend	affiliates
1/06/2025		164,730	11,202	0.068	stipend
1/06/2025	*	1,315,780	88,294	0.067	bonus	affiliates
1/06/2025		1,184,221	80,098	0.068	bonus
5/12/2025	*	156,255	21,876	0.140	stipend	affiliates
5/12/2025		110,384	15,454	0.140	stipend
9/30/2025		9,086,392	$739,889	$0.081

*	The shares were issued as Preferred Stock, but are for comparative purpose expressed as Common share equivalents in this table.
●	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Shares awarded, but not yet issued, under the 2021 Stock Plan for the period ended September 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
6/30/2025	*	283,700	$26,242	$0.093	stipend	affiliates
6/30/2025		76,680	7,092	0.093	stipend
9/30/2025	*	488,060	34,652	0.071	stipend	affiliates
9/30/2025		128,012	9,089	0.071	stipend
9/30/2025		976,452	$77,075	$0.079

For the nine months ended September 30, 2025, the Company recorded stock-based compensation expense of $112,802 (whereof $75,919 to affiliates) in connection with share-based payment awards. For the nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $404,807 (whereof $217,290 to affiliates) in connection with share-based payment awards.

Stock options granted and vested 2021 Plan:

For the nine months ended September 30, 2025, there were no options awarded under the 2021 Stock Plan. For the nine months ended September 30, 2024, there were no options awarded under the 2021 Stock Plan. However, 335,000 options were forfeited.

As at September 30, 2025, there was no unrecognized compensation expense related to non-vested stock option awards. The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025, and 2024:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2024	335,000	$0.001 – 0.95	$0.62
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(335,000)	$0.001 – 0.95	0.62
Outstanding as of September 30, 2024	—	$—	$—

Outstanding as of January 1, 2025	—	$—	$—
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of September 30, 2025	—	$—	$—

At September 30, 2025 and 2024, there are no stock options outstanding.

As at September 30, 2025, the Company has 42,067,822 options or stock awards available for grant under the 2021 Plan.

NOTE 12 – NON-CONTROLLING INTEREST

On August 19, 2024, the minority affiliates shareholder, the beneficial ownership of which includes the Company’s officers, exercised a warrant allowing it to exchange its 49% ownership in the Subsidiary for a 16.8% ownership of the Company. The remaining total $855,160 of non-controlled interest was eliminated against equity.

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

NOTE 14 – SUBSEQUENT EVENTS

Issuances of Preferred Stock subsequent to September 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
9/30/2025		43,429,639	$4,774,544	$0.110
11/14/2025	d	154,352	$54,023	$0.350	2021 Stock Plan	affiliates
11/14/2025		43,583,991	$4,828,567	$0.111

Issuances of Common Stock subsequent to September 30, 2025

Date			# Shares	Amount	Price/Share	Type	Notice
9/30/2025			88,992,243	$12,842,896	$0.144
10/29/2025	a		226,938	13,616	0.060	private placement
10/29/2025			—	(13,353)	—	stock subscription
11/05/2025	a	*	9,288,000	395,600	0.043	private placement
11/13/2025	c		392,000	19,110	0.049	debt conversion
11/14/2025	d		204,692	14,328	0.070	2021 Stock Plan
11/14/2025			99,103,873	$13,272,177	$0.134

Issuances of Warrants subsequent to September 30, 2025

Date			# Warrants	wavg Term	wavg Exerc	Type	Notice
9/30/2025			1,342,030	2.2	$0.29
11/05/2025	a	*	8,600,000	5.0	0.12	private placement
11/14/2025			9,942,030	4.6	$0.14

Issuances from the 2021 Stock Plan subsequent to September 30, 2025

Date			# Shares	Amount	Price/Share	Type	Notice
9/30/2025			9,086,392	$739,889	$0.081
11/14/2025	d	**	771,760	54,023	0.070	stipend	affiliates
11/14/2025	d		204,692	14,328	0.070	stipend
11/14/2025			10,062,844	$808,241	$0.080

*	On November 5, 2025, the Company issued 8,600,000 shares of Common Stock at a price of $0.05 per share, as well as 8,600,000 (100% coverage) 5-year warrants exercisable to Common Stock at $0.12 per share, as part of a $430,000 private placement offering that closed on November 14, 2025. A commission of $34,400 (8%) was awared to the (Member FINRA / SIPC) broker, along with 688,000 (8%) shares of Common Stock, was directly integrated into the purchase.
**	The shares were issued as Preferred Stock, but are for comparative purpose expressed as Common share equivalents in this table.

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

The Company has evaluated events from September 30, 2025, through the date the financial statements were issued and did not identify any further subsequent events requiring disclosure.

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

Bioxytran, Inc. is headquartered in Needham, Massachusetts. The Company’s initial product pipeline is focused on developing and commercializing therapeutic molecules for stroke. BXT-25 will be designed to be an injectable anti-necrosis drug specifically designed to treat a person immediately after that person suffers an ischemic stroke. The drug is designed to be injected intravenously to travel to the lungs to pick up oxygen molecules to carry to the brain. Like a red blood cell, the drug will cross the blood brain barrier, which is a protective semi-permeable membrane allowing some material to cross but preventing others from crossing. BXT-25 will be designed to diffuse oxygen into the brain tissues. We expect the BXT-25 molecule to be 1,000 times smaller than a red blood cell.

Provided that the Company obtains adequate funding, the following future milestones are anticipated:

●	On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The recruitment for the trial was completed on May 1, 2025. The results from the trial report, including issuance to the CDSCO, is scheduled for publication within the following 90 days. Provided positive trial results, the Company will schedule a Phase 3 clinical trial with the CDSCO.
●	On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the fourth quarter of 2025.
●	On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis as a result of use of ventilator”, the trial is expected to start in the fourth quarter of 2025.
●	On April 19, 2023, the Company announced that its Acelluar Oxygen Carrier (“AOC”) BXT-25 had been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. As at September 30, 2025, the Company has one convertible loan outstanding at a total face value of $805,000 with an accrued interest of $241,433 and a estimated derivative debt of $419,206. The remaining debt mounts to $1,595,517 (whereof $541,405 is owed to affiliates with an accrued interest of $33,707). As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $20,522,092 as at September 30, 2025. The accumulated deficit as at December 31, 2024, was $18,921,169.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products. We are actively engaged in research and development activities through our Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

OPERATING EXPENSES

Research and development	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Process development	$—	$—	$100,000	$—
Product development	—	50,500	(500)	50,500
Regulatory	—	500	—	500
Clinical trials	—	—	352,500	—
Project management	—	—	—	27,000
Total research and development	$—	$51,000	$452,000	$78,000

●	During the three months ended September 30, 2025, the Company did not record any R&D expenses. During the three months ended September 30, 2024, the Company record $51,000 R&D expenses.
●	During the nine months ended September 30, 2025, the Company recorded $452,000 in the development of the AOC. During the nine months ended September 30, 2024, the Company recorded $78,000 in R&D expenses.

General and Administrative	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Payroll and related expenses	$388,255	$161,967	$389,539	$702,120
Costs for legal, accounting and other professional services	20,831	21,901	106,020	75,623
Costs for professional services affiliates	—	—	5,000	10,000
Promotional expenses	—	28,000	21,000	336,125
Miscellaneous expenses	43,178	44,465	148,863	128,079
Compensation expense	(4,383)	8,416	36,884	187,517
Compensation expense affiliates	48,124	30,455	75,919	217,290
Total general and administrative	$496,005	$295,204	$783,224	$1,656,755

●	Payroll and related expenses were $388,255 for the three months ended September 30, 2025, and $389,539 for the nine months ended September 30, 2025, resulting from the Company’s Officers forfeiting payroll of $941,890, whereof $362,931 and $727,110 over the same periods, while $214,780 was accrued in 2024. (See note 7 for more details). For the same periods in 2024, the amount was $161,967 and $702,120, respectively.
●	The Costs for legal, accounting and other professional services for the three and nine months ended September 30, 2025, were $20,831 and $111,020 (whereof $5,000 to affiliates) respectively, as compared to $21,901 and $85,623 (whereof $10,000 to affiliates) for the three and nine months ended September 30, 2024. The increased costs were a result of a mandated re-audit as a result of the prior auditors SEC suspension.
●	Promotional expenses for the three and nine months ended September 30, 2025, were $0 and $21,000 respectively, as compared to $28,000 and $336,125 for the three and nine months ended September 30, 2024. Most of the Company’s promotional expenses were eliminated as a result of the stock’s depressed market price.
●	Miscellaneous G&A expenses during the three and nine months ended September 30, 2025, was $43,178 and $148,863, respectively. During the three and nine months ended September 30, 2024, G&A was $44,465 and $128,079.
●	Stock-based compensation amounted to $43,741 (of which $48,124 was to affiliates) for the three months ended September 30, 2025. The stock-based compensation for the three months ended September 30, 2024, was $38,871 (of which $30,455 was to affiliates). Stock-based compensation amounted to $112,802 (of which $75,919 was to affiliates) for the nine months ended September 30, 2025. Stock-based compensation amounted to $404,807 (of which $217,290 was to affiliates) for the nine months ended September 30, 2024 resulting from a bonus distribution in the first quarter of 2024.

Other expenses	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gain/Loss of issuance	$—	$—	$—	$235,245
Change in FV of Derivative	264,796	—	(232,554)	—
Interest expense	(36,522)	(17,845)	(97,791)	(63,950)
Interest expense affiliates	(10,759)	(1,809)	(26,757)	(4,324)
Amortization of IP	(4,236)	(1,516)	(8,596)	(5,083)
Debt discount amortization	—	(25,000)	—	(55,000)
Total other income (expenses)	$213,279	$(46,170)	$(365,698)	$106,888

●	During the three months ended September 30, 2025, the interest expense was $47,281 (of which $10,759 was to affiliates), $4,236 was amortized from the Company’s IP and the derivative liability was reduced by $264,796. During the three months ended September 30, 2024, the Company recorded $25,000 in debt discount and the interest expense was $19,654 (of which $1,809 was to affiliates), $1,516 was amortized from the Company’s IP.
●	During the nine months ended September 30, 2025, the interest expense was $124,548 (of which $26,757 was to affiliates), the Company amortized $8,596 from the Company’s IP while the derivative liability increased by $232,554. In the same period in 2024 the Company recorded interest expenses of $68,274 (of which $4,324 was to affiliates) and amortized $5,083 in IP and $55,000 in debt discount. The Company also recorded a gain of issuance of $235,245 in a revaluation of debt conversion.

Net Loss	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net profit (loss) attributable to Bioxytran	$(282,726)	$(392,374)	$(1,600,922)	$(1,614,543)

Loss per Common share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of Common shares outstanding, basic	88,992,242	126,391,176	88,942,337	153,821,016

●	The Company generated a net loss for the three months ended September 30, 2025, of $282,726. In comparison, for the three months ended September 30, 2024, the Company generated a net loss of $392,374. The Company generated a net loss for the nine months ended September 30, 2025, of $1,600,922. In comparison, for the nine months ended September 30, 2024, the Company generated a net loss of $1,614,543.

Non-Controlling Interest
	September 30, 2025	September 30, 2024
Net loss attributable to the non-controlling interest	$—	$13,324

●	For the nine months ended September 30, 2024, there was a non-controlling interest attribution of $13,324, 100% of the subsidiary’s shares were acquired on August 19, 2024, why the attribution of $13,324 is for the period prior to the acquisition. The remaining total $855,160 of non-controlled interest was eliminated against equity.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents
	September 30, 2025	December 31, 2024
Cash	$14,499	$5,154
Total current assets	$14,499	$5,154

●	As of September 30, 2025, our current assets consisted of $14,499 in cash. At December 31, 2024 we had $5,154 in cash.

Current Liabilities
	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$823,453	$271,308
Accounts payable and accrued expenses affiliates	322,457	154,236
Un-issued shares liability	38,522	91,729
Un-issued shares liability affiliates	60,894	132,639
Short term loan affiliates	541,405	241,078
Short term loan	50,000	48,000
Convertible notes payable, net of discount	805,000	805,000
Derivative Liability	419,206	186,652
Total current liabilities	$3,060,937	$1,930,642

●	At September 30, 2025, we had total liabilities of $3,060,937, which consisted of $1,145,910 in accounts payable and accrued expenses (of which $322,457 was payable to related parties), $99,416 in un-issued shares (of which $60,894 was payable to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $419,206 and $541,405 in a loan from affiliates and $50,000 in other short-term loans. At December 31, 2024, we had total liabilities of $1,930,642, which consisted of $425,544 in accounts payable and accrued expenses (of which $154,236 was payable to related parties), $224,368 in un-issued shares (of which $132,639 was payable to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $186,652 and $241,078 in loans from affiliates and $48,000 in other short-term loans.

Net Working Capital and Accumulated Deficit
	September 30, 2025	December 31, 2024
Net working capital	$(3,046,438)	$(1,925,488)

Accumulated deficit	$(20,522,092)	$(18,921,169)

●	At September 30, 2025, the net working capital was negative $3,046,438 and the accumulated deficit of $20,522,092. Comparatively, on December 31, 2024, we had net working capital of negative $1,925,488 and the accumulated deficit of $18,921,169. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

CASH-FLOWS

	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(289,484)	$(253,379)

Net cash used in investing activities	(16,851)	(16,123)

Net cash provided by financing activities	315,680	278,088

Net increase (decrease) in cash	9,345	8,586
Cash, beginning of period	5,154	26,086
Cash, end of period	$14,499	$34,672

●	Net cash used in operating activities was $289,484 and $253,379 for the nine months ended September 30, 2025, and 2024, respectively.
●	Net cash used in investing activities: In the nine months ended September 30, 2025, the Company invested $16,851 in IP filing fees. In the nine months ended September 30, 2024, the amount was $16,123.
●	Cash flows from financing activities were $315,680 and $278,088 for the nine months ended September 30, 2025, and 2024, respectively.
●	The available cash was $14,499 and $34,672 in the end of the nine months ended September 30, 2025, and 2024, respectively.

Cash Proceeds from Financing Activities
	September 30, 2025	September 30, 2024
Cash proceeds from financing activities
Proceeds from stock sales	$—	$63,000
Stock subscription for cash	13,353	—
Proceeds from note sales	—	61,500
Short-term loans	2,000	38,000
Short-term loans from affiliates	300,327	115,588
Net cash provided by financing activities	$315,680	$278,088

●	During the nine months ending September 30, 2025, the Company raised $13,353 in stock subscriptions and borrowed $302,327 (whereof $300,327 was from affiliates). During the nine months ending September 30, 2024, the Company had raised $63,000 in equity and $61,500 in form of a convertible note and converted $38,000 from accounts payables to short-term debt and also borrowed $115,588 from an affiliate. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of October 2025.

Upcoming Financing Activities

Despite the ongoing promotional activities, the Company still struggle with a deflated stock price on OTC Markets which makes it very difficult to raise funds without heavily discounting the price and diluting the shareholders. On November 14, 2025, the Company closed a Private Placement Offering under Regulation D of $430,000 for 8,600,000 units at a price of $0.05 per unit. Each unit consisted of one (1) share of Common Stock and one (1) warrant share exercisable at $0.12 per share. The shares were offered through a broker (Member FINRA / SIPC) against a fee, of (i) 8.0% of the gross proceeds in cash, and (ii) 8.0% of units sold in shares of Common Stock.

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

Contractual Obligations

	September 30, 2025	December 31, 2024
Interest on notes payable	$241,433	$143,642
Convertible notes payable	805,000	805,000
Total	$1,046,433	$948,642

●	As at September 30, 2025, our contractual obligations include one convertible note with a principal of $805,000, the accrued interest for these notes mounting to $241,433. As at December 31, 2024, there were four convertible notes with a principal of $805,000, the accrued interest for these notes mounting to $143,642.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at September 30, 2025, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO revised in May 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of September 30, 2025, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Title of Document

31.1	*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100	*	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended September 30, 2025, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: November 14, 2025	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

