Form 10-K
period 2025-12-31
BIOXYTRAN, INC
filed 2026-04-15
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2025

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

As at June 30, 2025, the aggregate market value of the registrant’s voting stock held by non-affiliates based upon the per share closing price of $0.1048 as reported on the OTCQB Market and the market value of shares owned by non-affiliates was approximately $9,326,387 (based on the assumption, solely for purposes of this computation, that all Directors and Officers of the registrant were affiliates of the registrant).

The number of shares of Common Stock outstanding as at April 15, 2026, was 113,361,886 shares.

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

ii

PART I

Item 1. Business.

GENERAL ORGANIZATION AND BUSINESS

Bioxytran, Inc. is a clinical stage pharmaceutical company developing platform technologies in the fields of Glycovirology, Hypoxia and Degenerative Diseases to eliminate viruses and prolong lifespan using carbohydrate drug design.

We were incorporated on June 9, 2008, as America’s Driving Ranges, Inc.. On September 21, 2018, the Company was reorganized into Bioxytran through a reverse merger to focus on the development, manufacturing and commercialization of therapeutic drugs designed to address Hypoxia and Degenerative Diseases and antiviral treatment in humans. Our principal executive offices are located at 75 2nd Avenue, Needham, MA 02494. There are four wholly owned subsidiaries specialized in specific aspects of the business.

Pharmalectin, Inc. (the “Pharmalectin”) is a subsidiary focused on the development, manufacture and commercialization of therapeutic drugs designed to address conditions related to viral diseases.

NDPD Pharma, Inc. (the “NDPD”) is a subsidiary focused on prototyping and development of specialized equipment for pharmaceutical manufacturing, and in the development of carbohydrate molecules deriving from partially hydrolyzed guar gum (“PHGG”).

Pharmalectin (BVI), Inc. (the “Pharmalectin BVI”) is a subsidiary serving as custodian of the Company’s Copyrights, Trademarks and Patents.

Pharmalectin India Pvt Ltd. (the “Pharmalectin India”) is a subsidiary managing the Company’s local clinical research and trials, and holds the local rights to commercialization in India.

Platform Technologies

Bioxytran uses Galectin inhibitors to combat the virus, SARS-CoV-2. The technology is built on the lifetime work of company’s founder, David Platt, PhD. Dr. Platt expressed (identified), and named, the Human Galectin-3 protein coded by a single gene, LGALS3, located on chromosome 14. Galectin inhibitors block the binding of galectins to carbohydrate structures, present in numerous disease indications calming the body’s overactive inflammatory response that makes chronic diseases worse. The galectin inhibitors also have the capability to neutralize the spike proteins of a number of viruses which reduces their capability to replicate. Dr. Platt has over the years used this knowledge to create a significant number of sustainable therapeutic solutions. Bioxytran is also developing treatments for hypoxic conditions, necrosis, and degenerative diseases that utilize the carrying of oxygen to affected areas for stroke, wound, and brain damage treatment.

a. Glycovirology

Glycovirology is a novel glycan-based platform technology. The concept involves using sugar-based drugs to block viruses. They work by latching onto the virus’s binding site, which prevents the virus from attaching to and entering our healthy cells. Researchers have also found that these carbohydrate drugs can help regulate the immune system. Moving forward, scientists will likely refine these drug candidates to better target the stable, common parts of the virus—the areas that don’t mutate or change easily.

The efficacy of the lead candidate (the “ProLectin-M”, or the “PL-M”) a molecule based on Partially Hydrolyzed Guar Gum (the “PHGG”) was evaluated in a randomized, double-blind, placebo-controlled clinical study in patients with mild to moderately severe COVID-19. Primary endpoints included changes in the absolute RT-PCR Ct values of the nucleocapsid and open reading frame (ORF) genes from baseline to days 3 and 7. On day 3, 14 subjects in the PL-M group had cycle counts for the N gene above the cut-off value of 29 (target cycle count 29), whereas on day 7, all subjects had cycle counts above the cut-off value. Ct values in placebo subjects were consistently less than 29, and no placebo subjects were RT-PCR-negative until day 7. Most of the symptoms disappeared completely after receiving PL-M treatment for 7 days in more patients compared to the placebo group. The results were published in the journal Virus on February 23, 2023 under the title “An Oral Galectin Antagonist in COVID-19—A Phase II Randomized Controlled Trial”, DOI: 10.3390/vaccines11040731.

Galectin Antagonist Benefits

●	Eliminates virus: Galectin Antagonist shows a rapid reduction of viral load in the blood and eliminates the virus completely within a few days. The theory behind the Mechanism of Action (MOA) is that the drug prevents the virus from entering the human cell and is eventually eliminated by the liver.

●	Stops the spread: If Galectin Antagonist reduces the viral load quickly enough it has the potential to get to viral levels that are considered non-contagious. Lowering viral levels can also lower the infectivity of the virus and help prevent people from spreading the virus to others by reducing the time that they are contagious whereas vaccinated people can still infect others.
●	Promotes immunity: The adaptive immune system creates Immunoglobulin G (IgG) antibodies resulting in long term immunity.
●	Prophylactic characteristics: If Galectin Antagonist can slow the spread of the virus to other parts of the body, then it gives rise to the possibility that people who are not infected by the virus might be able to use Galectin Antagonist as a preventative measure.
●	Universally compatible with all mutations: By targeting lectins, which are located on the most conservative part of the spike protein, Galectin Antagonist binds to the part of the spike protein resistant to change regardless of how the SARS-CoV-2 mutates.
●	Easy to transport and administer: Galectin Antagonist tablets can be stored at any temperature. They are easy to administer and people can treat themselves at home.

Bioxytran has an Investigational New Drug application (an “IND”) approved by the FDA under the title “PROTECT: PROlectin-m, a nucleocapsid TErminal galeCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19”

Further, the Company has an IND issued by India’s Central Drugs Standard Control Organisation (the “CDSCO”) with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”.

b. Hypoxia and Degenerative Diseases

Bioxytran is developing an innovative platform of oxygen therapeutic treatments for hypoxic conditions and necrosis prevention. Our initial targeted medical conditions are brain stroke, wound healing, and trauma. Most of these disease indications can use hyperbaric treatment, but that form of treatment is costly and limited. In these indications hyperbaric treatment shows promise, but the duration of treatment is limited due to oxygen toxicity our oxygen transport molecule has the ability to impact the duration of treatment due to its drug design. A hyperbaric chamber can only be used for a short time and can develop free radicals in the blood and typically a treatment lasts 1 hour. In theory our transport molecule will deliver the right kind of oxygen and not develop any free radicals known to cause oxygen toxicity.

●	Delivering less free radicals and right type of oxygen (the “O2”)
●	Deliver longer treatment regimens

Oxygen is indispensable to the life of all human tissues. Hemoglobin, a protein normally contained within red blood cells, is the molecule responsible for carrying and releasing oxygen to the body’s tissues. Hemoglobin’s protein structure is similar in many different animal species, including humans. Under normal conditions, hemoglobin contained within red blood cells carries approximately 98% of the body’s oxygen and the remaining two percent is dissolved in the plasma, or the liquid part of the blood.

Our solution is an Acellular Oxygen Carrier (the “AOC”), which molecules hold the same amount of oxygen as the hemoglobin molecules in Red Blood Cells (the “RBC”). The AOC molecule contains a co-polymer to stabilize the cross- linked subunits of hemoglobin protein as a universal carrier for oxygen. It is delivered as an injectable intravenous (“IV”) solution whose molecules are thousands of times smaller than red blood cells. AOC circulates in the blood collecting oxygen from the lungs and releasing the oxygen molecules where the tissue has developed ischemia, or lack of oxygen. AOC has oxygen affinity that mimics human red blood cells and is not expected to cause adverse effects. AOC is non-immunogenic, and universally compatible with all blood types. It is recognized by the Blood Brain Barrier (the “BBB”) and has low viscosity allowing it to safely deliver oxygen to the brain.

Our lead drug candidate, BXT-25, is a treatment modality intended to keep the brain tissue oxygenated and has no adverse effects. The treatment is administered through intravenous (the “IV”) injection during and after an ischemic stroke, and is being developed for stroke treatment. A stroke occurs when the blood supply to the brain is interrupted or reduced. This deprives the brain of oxygen, which can cause brain cells to die. Ischemic strokes constitute about 87% of all strokes, and are caused by a blockage of the brain’s blood supply by a blood clot. A hemorrhagic stroke is caused by a ruptured blood vessel. The oxygen is delivered to the brain immediately upon infusion (< 3 min). Once the cells become oxygenated their hypoxia condition will be reversed. The sooner oxygenated blood can be administered in these situations the better the outcomes.

The Company has constructed a prototype production line for the AOC and successfully manufactured trial batches of the compound. The material had been successfully in animal trials that show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice.

Many degenerative diseases such as Alzheimer, Dementia, and Parkinson’s, are affected by the lack of oxygen supplied to tissues.

Additional Areas of Interest

In the past, similar types of carbohydrate substances have been used as a fibrosis drug, dermatological drug, and a cancer drug, but are currently being reformulated to treat viral infections. We believe that we have a novel approach in treating viral infections in humans. Our drug development efforts are guided by specialists on carbohydrate chemistry and other disciplines, and we intend to supplement our efforts with input from the Scientific and the Medical Advisory Boards.

An IND with has been issued by CDSCO for an “Study to Evaluate the Safety, Tolerability, Pharmacokinetics and Pharmacodynamics of ProLectin-I Injection” for treatment of lung-fibrosis.

Company Overview

We are a clinical stage pharmaceutical company focused on the development, manufacturing and commercialization of therapeutic drugs designed to address unmet medical needs in the fields of viral infections, glycovirology, and oxygen delivery, hypoxia and degenerative diseases.

Glycovirology

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

A significant problem related to the Covid-19 pandemic is that an increasing number of patients are developing life- threatening complications, such as ARDS, shock (i.e., a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. For this purpose, we are developing ProLectin- A that aim to deliver oxygen to damaged organs and at the same time fight infection.

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

A Proof-of-Concept trial was approved by the Internal Review Board (the “IRB”) at Mazumdar Shaw Medical Center, Narayana Health in Bangalore, India. The results of the trial are described in our three peer-reviewed articles Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial, published in Journal of Vaccines & Vaccination on December 30, 2020, Carbohydrate ProLectin-M, a Galectin-3 Antagonist, Blocks SARS-CoV-2 Activity published in the International Journal of Health Sciences on June 30, 2022, and PLG-007 and Its Active Component Galactomannan-α Competitively Inhibit Enzymes That Hydrolyze Glucose Polymers published in the International Journal of Molecular Science on July 13, 2022.

Phase 2 Clinal Trial Results

Results from our latest Phase 2 trial on COVID-19 patients conducted at ESIS Medical College and Hospital, Sanath Nagar, Hyderabad, India, published in the peer-reviewed journal Virus: An Oral Galectin Antagonist in COVID- 19—A Phase II Randomized Controlled Trial on February 23, 2023, show positive results of its randomized, placebo- controlled Phase 2 clinical trial in thirty-four (34) patients with mild-to-moderate COVID-19. During the seven (7) days of treatment, an orally administered Galectin Antagonist in the form of a chewable tablet was administered eight (8) times per day on an hourly basis. The endpoint was a statistically significant reduction in viral load measured by the number of patients reaching a below threshold PCR value (Ct value ≥ 29) by day 7. The trial met its endpoint with a one hundred percent (100%) response rate by day 7 versus six percent (6%) in placebo, which was statistically significant (p-value = .001). Our analysis also revealed an 82% response rate by day 3, which was statistically significant (p-value = .001). There were no drug-related serious adverse events (SAE’s) in the patient population or viral rebounds by day fourteen (14) in the patient population.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. On March 2, 2026, the Company reported that the study showed that the highest evaluated dose of ProLectin-M (16,800 mg/day) was associated with statistically significant earlier viral clearance and faster clinical improvement by Day 5 compared with placebo, while demonstrating a favorable safety and tolerability profile. By Day 7, viral clearance was observed across all study arms, consistent with the expected natural resolution of infection in this population, indicating the treatment effect may be related to accelerating viral clearance. No serious adverse events were reported, and no treatment-related discontinuations occurred. The results provides clarity as the Company advances with its Phase 3 application. The The Phase 3 trial is projected to start in the third quarter of 2026, provided we obtain adequate funding.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: PROlectin-m, a nucleocapsid TErminal galeCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA. The trial is expected to start in the third quarter of 2026, provided we obtain adequate funding.

On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS- CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis as a result of use of ventilator”.

Hypoxia and Degenerative Diseases

Currently, the Bioxytran’s lead pharmaceutical drug candidate, BXT-25 is planned to be an Acellular Oxygen Carrier (“AOC”) consisting of camel hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug and we plan to begin pre-clinical studies and apply to the Food and Drug Administration (FDA) for approval to use BXT-25 to prevent necrosis by carrying oxygen to human tissue with blood flow to the brain. If we successfully complete Phase I testing with the FDA, we plan to explore the use of additional drug candidates using chemical structures that are a sub-class of BXT-25 and share the same physical properties to treat wound healing due to hypoxia, cardiovascular ischemia, anemia, cancer conditions and trauma, subject to FDA approval.

BXT-25 is a novel unproven technology. Although we have not conducted research applying our co-polymer technology and related chemistry to the treatment of hypoxic conditions, we know from Dr. Platt’s prior research that our technology enables the creation of molecules that are thousands of times smaller than human red blood cells and we believe that our proprietary technology will enable these molecules to carry oxygen for delivery to tissue through the bloodstream. We also believe that the small size of these molecules will more effectively enable their delivery to hypoxic tissues which red blood cells cannot reach under the clinical conditions we intend to address. We may be unsuccessful in developing these technologies into drugs which the FDA ultimately will approve.

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

Hemoglobin and Complex Co-Polymer Science

Oxygen therapeutics describe generally a class of agents that will be administered intravenously to enhance the oxygen delivery capability of blood. These oxygen transporting agents may be perfluorocarbon (PFC) emulsions or modified hemoglobin solutions. Our technology involves the development of hemoglobin-based oxygen carriers. To produce BXT-25, we will take red blood cells (RBCs) from camel sources, isolate hemoglobin from the RBCs and, by applying our proprietary co-polymer chemistry, stabilize and modify the hemoglobin. Our novel, complex co-polymer molecules can be produced at specific molecular weights and with other pharmaceutical properties for various hypoxic diseases; and in the production of BXT-25.

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

Certain regulatory issues relating to our use of camel hemoglobin as a raw material

Our products include a commercially available raw material, camel hemoglobin, that has been purified, chemically modified and cross-linked for stability. It is sourced from controlled herds of camels raised for various applications. Those herds are subject to and meet the requirements of a herd management program that assures the origin, health, feed and quality of the camels used as a raw material source. Our suppliers will contract to maintain traceable records on animal origin, health, feed and care as part of our effort to assure the use of known, healthy animals in compliance with applicable laws and regulations.

Camel whole blood will be collected in individual pre-sanitized containers. The containers will be shipped to a separation facility. Prior to the collection of blood, the animals undergo live inspection. We have validated and tested the processes described below for removal of potential pathogens in our raw material. Potential pathogens include bacteria, viruses such as those leading to hepatitis and AIDS. The validation of a process means that it has been tested and documented and that it performs adequately. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, the nature of tissue used and manufacturing process. We will comply with, and believe we will exceed, all current guidelines regarding such risks for human pharmaceutical products.

There will be four major steps in the manufacture of BXT-25: (1) hemoglobin separation; (2) hemoglobin purification; (3) polymerization/size selection and (4) synthesizing with our co-polymer. More specifically, camel blood will be collected in an aseptic fashion and processed to first remove plasma and then to remove at high concentration the hemoglobin protein from red blood cells. The hemoglobin will be purified of other red cell proteins by anion exchange chromatography. The purified hemoglobin will be stabilized by the addition of a cross-linking agent to form hemoglobin polymers. There is an additional sizing step to remove the higher hemoglobin molecules. The final step, co-polymer synthesis, will take place on the stabilized hemoglobin. The combination polymers will be filled with a solution suitable for infusion. The product will be run through sterilizing filters into sterile product bags.

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

Dr. Platt and Mr. Soderquist are our only employees and each of them is committed on a full-time basis. David Platt and Ola Soderquist currently have a monthly salary of $35,000, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $70,000 per year plus potential catchup, currently $11,250, as well as reimbursement of a gold-level healthcare plan.

Our Executive Officers and Directors may also receive stock or stock options at the discretion of our Board of Directors according to approved the 2021 Stock Plan, or any subsequent Stock Plan.

Business Development

We are a clinical stage pharmaceutical company focused on the development, manufacturing and commercialization of therapeutic drugs designed to address unmet medical needs in the fields of viral infections, glycovirology, and oxygen delivery, hypoxia and degenerative diseases.

Glycovirology

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

A significant problem related to the Covid-19 pandemic is that an increasing number of patients are developing life- threatening complications, such as ARDS, shock (i.e., a potentially fatal drop in blood pressure), kidney failure, acute cardiac injury and secondary bacterial infections. The underlying cause for these complications is often a cytokine storm that results in a massive, systemic inflammatory response, leading to the damage of vital organs such as the lungs, heart, and kidneys, and ultimately multiple organ failure and death in many cases. For this purpose, we are developing ProLectin- A that aim to deliver oxygen to damaged organs and at the same time fight infection.

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

A Proof-of-Concept trial was approved by the IRB at Mazumdar Shaw Medical Center, Narayana Health in Bangalore, India. The results of the trial are described in our three peer-reviewed articles Galectin antagonist use in mild cases of SARS-CoV-2; pilot feasibility randomised, open label, controlled trial, published in Journal of Vaccines & Vaccination on December 30, 2020, Carbohydrate ProLectin-M, a Galectin-3 Antagonist, Blocks SARS-CoV-2 Activity published in the International Journal of Health Sciences on June 30, 2022, and PLG-007 and Its Active Component Galactomannan-α Competitively Inhibit Enzymes That Hydrolyze Glucose Polymers published in the International Journal of Molecular Science on July 13, 2022.

Phase 2 Clinal Trial Results

Results from our latest Phase 2 trial on COVID-19 patients conducted at ESIS Medical College and Hospital, Sanath Nagar, Hyderabad, India, published in the peer-reviewed journal Virus: An Oral Galectin Antagonist in COVID- 19—A Phase II Randomized Controlled Trial on February 23, 2023, show positive results of its randomized, placebo- controlled Phase 2 clinical trial in thirty-four (34) patients with mild-to-moderate COVID-19. During the seven (7) days of treatment, an orally administered Galectin Antagonist in the form of a chewable tablet was administered eight (8) times per day on an hourly basis. The endpoint was a statistically significant reduction in viral load measured by the number of patients reaching a below threshold PCR value (Ct value ≥ 29) by day 7. The trial met its endpoint with a one hundred percent (100%) response rate by day 7 versus six percent (6%) in placebo, which was statistically significant (p-value = .001). Our analysis also revealed an 82% response rate by day 3, which was statistically significant (p-value = .001). There were no drug-related serious adverse events (SAE’s) in the patient population or viral rebounds by day fourteen (14) in the patient population.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. On March 2, 2026, the Company reported that the study showed that the highest evaluated dose of ProLectin-M (16,800 mg/day) was associated with statistically significant earlier viral clearance and faster clinical improvement by Day 5 compared with placebo, while demonstrating a favorable safety and tolerability profile. By Day 7, viral clearance was observed across all study arms, consistent with the expected natural resolution of infection in this population, indicating the treatment effect may be related to accelerating viral clearance. No serious adverse events were reported, and no treatment-related discontinuations occurred. The results provides clarity as the Company advances with its Phase 3 application. The The Phase 3 trial is projected to start in the third quarter of 2026, provided we obtain adequate funding.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: PPRlectin-m, a nucleocapsid TErminal galeCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA. The trial is expected to start in the third quarter of 2026, provided we obtain adequate funding.

On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS- CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis as a result of use of ventilator”.

Hypoxia and Degenerative Diseases

Currently, Bioxytran’s lead pharmaceutical drug candidate, BXT-25 is planned to be an Acellular Oxygen Carrier (“AOC”) consisting of camel hemoglobin stabilized with a co-polymer. This modified hemoglobin will be designed to be an injectable intravenous drug and we plan to begin pre-clinical studies and apply to the Food and Drug Administration (FDA) for approval to use BXT-25 to prevent necrosis by carrying oxygen to human tissue with blood flow to the brain. If we successfully complete Phase I testing with the FDA, we plan to explore the use of additional drug candidates using chemical structures that are a sub-class of BXT-25 and share the same physical properties to treat wound healing due to hypoxia, cardiovascular ischemia, anemia, cancer conditions and trauma, subject to FDA approval.

BXT-25 is a novel unproven technology. Although we have not conducted research applying our co-polymer technology and related chemistry to the treatment of hypoxic conditions, we know from Dr. Platt’s prior research that our technology enables the creation of molecules that are thousands of times smaller than human red blood cells and we believe that our proprietary technology will enable these molecules to carry oxygen for delivery to tissue through the bloodstream. We also believe that the small size of these molecules will more effectively enable their delivery to hypoxic tissues which red blood cells cannot reach under the clinical conditions we intend to address. We may be unsuccessful in developing these technologies into drugs which the FDA ultimately will approve.

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

Hemoglobin and Complex Co-Polymer Science

Oxygen therapeutics describe generally a class of agents that will be administered intravenously to enhance the oxygen delivery capability of blood. These oxygen transporting agents may be perfluorocarbon (PFC) emulsions or modified hemoglobin solutions. Our technology involves the development of hemoglobin-based oxygen carriers. To produce BXT-25, we will take red blood cells (RBCs) from camel sources, isolate hemoglobin from the RBCs and, by applying our proprietary co-polymer chemistry, stabilize and modify the hemoglobin. Our novel, complex co-polymer molecules can be produced at specific molecular weights and with other pharmaceutical properties for various hypoxic diseases; and in the production of BXT-25.

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

Certain regulatory issues relating to our use of camel hemoglobin as a raw material

Our products include a commercially available raw material, camel hemoglobin, that has been purified, chemically modified and cross-linked for stability. It is sourced from controlled herds of camels raised for various applications. Those herds are subject to and meet the requirements of a herd management program that assures the origin, health, feed and quality of the camels used as a raw material source. Our suppliers will contract to maintain traceable records on animal origin, health, feed and care as part of our effort to assure the use of known, healthy animals in compliance with applicable laws and regulations.

Camel whole blood will be collected in individual pre-sanitized containers. The containers will be shipped to a separation facility. Prior to the collection of blood, the animals undergo live inspection. We have validated and tested the processes described below for removal of potential pathogens in our raw material. Potential pathogens include bacteria, viruses such as those leading to hepatitis and AIDS. The validation of a process means that it has been tested and documented and that it performs adequately. Health and regulatory authorities have given guidance directed at three factors to control these diseases: source of animals, the nature of tissue used and manufacturing process. We will comply with, and believe we will exceed, all current guidelines regarding such risks for human pharmaceutical products.

There will be four major steps in the manufacture of BXT-25: (1) hemoglobin separation; (2) hemoglobin purification; (3) polymerization/size selection and (4) synthesizing with our co-polymer. More specifically, camel blood will be collected in an aseptic fashion and processed to first remove plasma and then to remove at high concentration the hemoglobin protein from red blood cells. The hemoglobin will be purified of other red cell proteins by anion exchange chromatography. The purified hemoglobin will be stabilized by the addition of a cross-linking agent to form hemoglobin polymers. There is an additional sizing step to remove the higher hemoglobin molecules. The final step, co-polymer synthesis, will take place on the stabilized hemoglobin. The combination polymers will be filled with a solution suitable for infusion. The product will be run through sterilizing filters into sterile product bags.

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

As of December 31, 2025, Good Manufacturing Practice (GMP), pre-clinical and two clinical Phase I/II study have been completed for the initial drug, ProLectin-M, which is an oral formulation against mild to moderate symptoms of the disease and GMP has been completed for ProLectin-I, and -F.

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. On March 2, 2026, the Company reported that the study showed that the highest evaluated dose of ProLectin-M (16,800 mg/day) was associated with statistically significant earlier viral clearance and faster clinical improvement by Day 5 compared with placebo, while demonstrating a favorable safety and tolerability profile. By Day 7, viral clearance was observed across all study arms, consistent with the expected natural resolution of infection in this population, indicating the treatment effect may be related to accelerating viral clearance. No serious adverse events were reported, and no treatment-related discontinuations occurred. The results provides clarity as the Company advances with its Phase 3 application. The The Phase 3 trial is projected to start in the third quarter of 2026, provided we obtain adequate funding.

On January 27, 2023, an additional IND with the CDSCO was issued for an IV treatment of SARS-CoV-2 in moderate (Hospitalized patients) Covid-19 infections (ProLectin-I), Long Covid, and of treatment of lung-fibrosis as a result of use of ventilator in treatment of Covid-19 (ProLectin-F), respectively.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the third quarter of 2026, provided we obtain adequate funding.

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

Estimated Cost
ProLectin-A
Clinical Trials:
Animal toxicity	$800,000
GMP Facility	4,000,000
MDX-Viewer	2,000,000
IND Protocol	200,000
Phase 1 – safety	1,000,000
Phase 2 – dose optimization and PK	4,000,000
Total Estimated Cost	$12,000,000
BXT-25
Clinical Trials:
IND Submission	$200,000
Phase 1 – safety	1,000,000
Phase 2 – dose optimization and PK	4,000,000
Total Estimated Cost	$5,200,000

Overhead (15%)	2,850,000
GNA	950,000
Total Project Cost AOC	$21,000,000

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

Market Opportunity

Glycovirology

Pharmalectin, a subsidiary, is focusing on the development, manufacturing and commercialization of therapeutic drugs designed to address viral diseases in humans. The Company has developed a novel method designed to reduce the viral load and modulate the immune system using a galectin Antagonist.

Currently, the Subsidiary’s lead drug candidate is a glycovirology platform technology named ProLectin, a complex galectin antagonist that binds to, and blocks the activity of galectin-3, a type of galectin. During viral infections galectins are upregulated and downregulated based on the type of virus.

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

Using our issued patents and proprietary technology, we intend to develop and manufacture ProLectin-RX and similar drugs for applications including treatment of virological conditions. Our patent position consists of two patents of methods for treating SARS-CoV-2 by administering an effective amount of complex polysaccharides to subjects issued in 2022 by the International Bureau of the Patent Cooperation Treaty (PCT) expiring in February 2041 (Polysaccharides for IV Administration that Treat Sars-Cov-2 Infections - WO2022099061A1) and (Polysaccharides for Use in Treating Sars- Cov-2 Infections - WO2022099052A1), as well as a patent expiring in 2043 (Lectin-Binding Carbohydrates for Treating Viral Infections - WO2023178228A1). These patents were assigned to us outright by Dr. Platt. Dr Platt did not receive any compensation from the Company in consideration of his assignments.

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

Hypoxia and Degenerative Diseases

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

On April 19, 2023, the Company announced that its long awaited Acelluar Oxygen Carrier (“AOC”) BXT-25 had been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with The Heme Foundation. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats as funding permits.

Key Strengths

We believe that our key differentiating elements include:

●	Focus on novel therapeutic opportunities provided by co-polymer: We are focused on development of co-polymer compounds to stabilize the modified hemoglobin molecule. The Co- polymer method of chemical stabilization has not received as much scientific attention as nucleic acids and proteins, but the Company believes that it is a viable alternative to these other materials.

●	Experienced management

-	Our President, Chief Executive Officer and Chairman, David Platt, Ph.D., is a chemical engineer, a pioneer in designing drugs made from co-polymers, and has more than 30 years of experience in the development of therapeutic drugs. We are the fourth biotechnology company founded by Dr. Platt. The prior company is Boston Therapeutics Inc. (OTC: BTHE). The first two are International Gene Group, which later became Prospect Therapeutics, and is now known as La Jolla Pharmaceuticals (Nasdaq: LJPC), and Pro-Pharmaceuticals (now Galectin Therapeutics) (Nasdaq: GALT). Their core technologies were either developed or co-developed by Dr. Platt.

-	Our CFO Ola Soderquist has more than 30 years of senior international entrepreneurial management experience within technology companies. Ola’s managerial experience portfolio includes; Start-ups, Private, Public, Venture Capital and Private Equity ownership. He has served in CFO and other managerial capacities in multiple industry sectors and companies. Ola is a multi-lingual senior finance professional poised to work globally and cross-functionally, particularly with complex projects involving change management, business integration, systems implementation, continuous improvement, and process excellence. He obtained a BS and an MS in Accounting from Stockholm School of Economics and an MBA from Babson College.

-	We have assembled a scientific and medical advisory board consisting of leading physicians and key opinion leaders who have participated in relevant clinical studies and who will guide us through ongoing clinical trial programs. Our scientific and medical advisory boards consist of some of the leading scientists, medical doctors and professionals in the ischemia or hypoxia fields.

●

Products are differentiated and address significant unmet needs: Our lead product candidate, BXT-25, PL-M, or any future drug candidates will be designed to address significant unmet medical needs. Oxygen therapy management, including stroke, other hypoxia management and treatment of diseases and medical conditions associate with hypoxia, remain a critical area of unmet need. Increasingly, patients, physicians and the media are highlighting the deficiencies of current oxygen therapy related therapies and the growing population of individuals adversely affected by ischemia, unhealed wounds, or traumatic brain injury.

●	Efficient development strategy: We believe that our regulatory development pathway is a standard generic pathway approval for a drug.

●	Risks Associated with Our Business: Our business is subject to numerous significant risks, as more fully described in the section entitled “Risk Factors”. You should read and carefully consider these risks, together with the risks set forth under the section entitled “Risk Factors” and all of the other information in this Confidential Private Placement Memorandum, including the financial statements and the related notes included elsewhere in this Confidential Private Placement Memorandum, before deciding whether to invest in our Common Stock. If any of the risks discussed in this Confidential Private Placement Memorandum actually occur, our business, financial condition or operating results could be materially and adversely affected. In particular, our risks include, but are not limited to, the following:

-	We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
-	We are a company with limit operating history which makes it difficult to evaluate our current business and future prospects.
-	We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would adversely affect our stockholders.
-	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our drug candidates.

-	Our products are based on novel, unproven technologies.
-	Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.
-	We may be unable to commercialize our drug candidates or expand awareness.
-	Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel and direction and the loss of these persons could adversely affect our operations and results.
-	our competitive position depends on protection of our intellectual property. We intend to submit more patents and provisional patents in the near future to strengthen our intellectual property.
-	The market for our proposed products is rapidly changing and competitive, and new drugs and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.
-	We may become involved in lawsuits to protect or enforce patents that may issue to us, that we may acquire, or may license in the future or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.
-	The market price of our Common Stock may be highly volatile, and you could lose all or part of your investment.
-	We have a limited market for our Common Stock, which makes our securities very speculative.
-	You will experience immediate and substantial dilution as a result of our currently effective public offering and may experience additional dilution in the future.
-	Our management will have broad discretion in how we use the net proceeds of our currently effective public offering.

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

On December 29, 2025, the Company terminated an officer for cause. The officer has contested all allegations and has, so far, submitted a worker rights complaint with the state of Washington, which the Company has contested as having no foundation or basis in fact. The Company does not believe the former officer will be successful in his claim, therefore no accrual has been allocated.

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

Quarter Ended	High	Low
December 31, 2025	$0.095	$0.039
September 30, 2025	0.106	0.061
June 30, 2025	0.228	0.093
March 31, 2025	$0.206	$0.062

Quarter Ended	High	Low
December 31, 2024	$0.120	$0.086
September 30, 2024	0.129	0.075
June 30, 2024	0.153	0.075
March 31, 2024	$0.155	$0.095

On April 14, 2026 the last reported sale price of our Common Stock as reported on the OTCQB Information tier was $0.0377 per share.

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

Holders of Common Stock

As at the date of this Annual Report on Form 10-K, we have approximately 507 holders of record at our transfer agent (TA), Securities Transfer Corporation, and 1,569 holders in street names (excluding shareholders with accounts at foreign brokers), based on the Depository Trust Company (DTC) shareholder reports obtained through Broadridge, totaling an estimated 2,076 holders of Common Stock.

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

Awards

In 2025, there was in total 4,542,742 shares awarded and issued from the 2021 Stock Plan. In 2024, there was in total 4,218,538 shares awarded and issued from the 2021 Stock Plan, while 3,987,124 shares were forfeited in connection with the NDPD acquisition and an additional 335,000 stock options were forfeited. See Note 13 in the financial statements for more details.

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

On December 31, 2025 there were 42,067,823 shares or stock options available to be issued from the 2021 Plan, an additional 9,719,701 was added to the plan at the automatic reset on January 1, 2026. On December 31, 2024 there were 30,585,728 shares or stock options available to be issued from the 2021 Plan, an additional 16,024,837 was added to the plan at the automatic reset on January 1, 2025.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Date			# Shares	Amount	Price/Share	Type	Notice
1/17/2024	a		333,333	$45,000	$0.135	private placement
4/15/2024	a		173,077	18,000	0.104	private placement
4/22/2024	a		194,553	25,000	0.128	private placement
6/27/2024	a		212,766	20,000	0.094	private placement
see note 13, 2024	d		1,919,214	199,682	0.104	stock plan issuance
10/30/2025	a		226,938	13,616	0.060	private placement
11/14/2025	a	*	15,444,000	389,872	0.025	private placement
12/01/2025	a	*	1,170,001	35,498	0.030	private placement
12/10/2025	c		609,858	49,337	0.081	consulting fees
see note 13, 2025	d		1,664,027	$121,062	$0.073	stock plan issuance

*	The private placement also included 15,383,334 five-year warrants priced at $292,230, or $0.019/warrant

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

All funds received though these equity transactions will be used in the development of the ProLectin-M, and for operating expenses.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Common shares:

Date		# Shares	Amount	Price/Share	Type	Notice
1/18/2024	c	3,599,289	$485,904	$0.135	debt conversion	affiliate
see note 13,2025	d	1,886,944	$198,628	$0.105	stock plan issuance	affiliate

Preferred shares:

Date		# Shares	Amount	Price/Share	Type	Notice
8/19/2024	d	8,973,405	$160,949	$0.018	exercise of warrant	affiliate
8/19/2024	c	776,817	353,840	0.455	debt conversion	affiliate
10/25/2024	c	28,467,564	15,481,377	0.460	subsidiary acquisition	affiliate
10/25/2024	a	(14,085,410)	(4,007,572)	0.285	return to treasury	affiliate
see note 13, 2024	d	82,476	40,000	0.485	stock plan issuance	affiliate
see note 13, 2025	d	575,743	$207,288	$0.360	stock plan issuance	affiliate

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

We did not purchase any of our shares of Common Stock or other securities during our fiscal year ended December 31, 2025. However, 14,085,410 preferred shares were cancelled in the year ended December 31, 2024.

Note Financing

At December 31, 2025, and 2024, the outstanding convertible notes were as follows:

Debtor	Date of Issuance	Principal Amount	Interest Rate	Accrued Interest	Total Amount	Maturity Date
Private Placement, 2021 Note	5/3/2021	$805,000	10%	$277,956	$1,082,956	3/01/2025

Debtor	Date of Issuance	Principal Amount	Interest Rate	Accrued Interest	Total Amount	Maturity Date
Private Placement, 2021 Note	5/3/2021	$805,000	10%	$143,642	$948,642	3/01/2025

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

On July 15, 2024, the note was extended until November 20,2024 with the following modifications: At any time after the issue date of the Note, the holder of the Note, (“the Holder”), has the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the Note into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $0.08 per share or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the price difference. Additionally, a debt discount of $105,000 was added to the Note principal. The note has been in default since March 1, 2025.

Recent Conversions of Notes and Warrants

Date		# Shares	Amount	$/share	Type	Notice
1/22/2024	c	4,356,778	$—	$—	exercise of warrant	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
4/15/2024	b	479,192	62,295	0.130	convertible note
5/16/2024	b	769,231	$100,000	$0.130	convertible note

b	At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.

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

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. On March 2, 2026, the Company reported that the study showed that the highest evaluated dose of ProLectin-M (16,800 mg/day) was associated with statistically significant earlier viral clearance and faster clinical improvement by Day 5 compared with placebo, while demonstrating a favorable safety and tolerability profile. By Day 7, viral clearance was observed across all study arms, consistent with the expected natural resolution of infection in this population, indicating the treatment effect may be related to accelerating viral clearance. No serious adverse events were reported, and no treatment-related discontinuations occurred. The results provides clarity as the Company advances with its Phase 3 application. The The Phase 3 trial is projected to start in the third quarter of 2026, provided we obtain adequate funding.

On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the third quarter of 2026, provided we obtain adequate funding.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has one convertible loan outstanding at a total face value of $805,000. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $21,044,246 as at December 31, 2025. The accumulated deficit as at December 31, 2024, was $18,921,169.

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

Research and Development	December 31, 2025	December 31, 2024
Research and development:
Process development	$100,000	$1,475
Product development	(500)	82,184
Regulatory	0	1,679
Clinical trials	352,500	—
Project management	2,000	27,000
Total research and development	$454,000	$112,337

During the twelve months ended December 31, 2025, the Company recorded $454,000 in R&D expenses. During the twelve months ended December 31, 2024, the Company recorded $112,337.

General and Administrative	December 31, 2025	December 31, 2024
General and administrative expenses:
Payroll and related expenses	$737,168	$867,098
Costs for legal, accounting and other professional services	204,870	92,149
Costs for legal, accounting and other professional services affiliates	5,000	10,000
Marketing expense	64,500	336,125
Miscellaneous expenses	179,594	171,334
Compensation expense to BoD and Management	156,655	349,929
Compensation expense to consultants	40,722	284,096
Total general and administrative	$1,388,509	$2,110,731

The decrease in Payroll and related expenses for the twelve months ended December 31, 2025, were due to the Company’s Officers forfeiting 50% of their salaries for the year.
The Costs for legal, accounting and other professional services for the twelve months ended December 31, 2025 was $204,870 while it was $92,149 for the year ended December 31, 2024. The difference is the additional cost of the change of auditors.
Sales and marketing expense for the twelve months ended December 31, 2025, were $64,500, as compared to $336,125 for the twelve months ended December 31, 2024. The decrease costs are due to reduced stock promotional activities in 2025.
Miscellaneous G&A expenses during the twelve months ended December 31, 2025, and 2024, was $179,594 and $171,334, respectively.
Stock-based compensation mounted to $197,377 for the twelve months ended December 31, 2025, (whereof $156,655 to affiliates). The stock-based compensation for the twelve months ended December 31, 2024, was $634,025, (whereof $349,929 for affiliates).

Other expenses	December 31, 2025	December 31, 2024
Other (expenses):
Gain/Loss of issuance	$—	$(488,253)
Change in FV of Derivative	216,701	(133,121)
Interest expense	134,314	84,240
Interest expense affiliate	51,876	8,340
Debt discount amortization	—	677,781
Debt forgivness	(133,867)	—
Amortization of IP	11,544	7,950
Total other income (expenses)	$280,568	$156,937

During the twelve months ended December 31, 2025, the Company recorded $186,190 in interest expense (whereof $51,876 to affiliates), $11,544 was amortized from the Company’s IP. The change in fair value of derivative was 216,701 and there was a loan forgiveness of 133,867. During the twelve months ended December 31, 2024, the Company recorded $677,781 in amortization of debt discount while the interest expense was $92,580 (whereof $8,340 to affiliates), $7,950 was amortized from the Company’s IP. The loss on issuance at December 31, 2024, was due to a valuation difference of $488,253 leading to a restatement of Additional Paid In Capital (“APIC”) corrected in December 2024, while the fair value of derivative decreased by $133,121.

Non-Controlling Interest	December 31, 2025	December 31, 2024
Net loss attributable to the non-controlling interest	$—	$13,324

100% of the subsidiary’s shares were acquired in 2024, why the attribution of $13,324 is for the period prior to the acquisition.

Net Loss	December 31, 2025	December 31, 2024
Net loss attributable to Bioxytran	$(2,123,077)	$(2,366,681)

Loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic	91,843,409	138,598,691

The Company generated a net loss for the twelve months ended December 31, 2025, of $2,123,077. In comparison, for the twelve months ended December 31, 2024, the Company generated a net loss of $2,366,681.

CASH-FLOWS

	December 31, 2025	December 31, 2024
Net cash used in operating activities	$(526,455)	$(381,316)

Net cash used in investing activities	(23,091)	(28,194)

Net cash provided by financing activities	1,054,306	388,578

Cash, beginning of period	5,154	26,086
Cash, end of period	509,914	5,154
Net increase (decrease) in cash	$504,760	$(20,932)

Net cash used in operating activities was an outflow of $526,455 and $381,316 for the twelve months ended December 31, 2025, and 2024, respectively.
In the twelve months ended December 31, 2025, the Company is in the process of filing a patent, and $23,091 was spent in legal fees. In the twelve months ended December 31, 2024 the amount was $28,194.
Cash flows from financing activities were an inflow of $1,054,306 and $388,578 for the twelve months ended December 31, 2025, and 2024, respectively.
The available cash was $509,914 and $5,154 in the end of the twelve months ended December 31, 2025, and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets	December 31, 2025	December 31, 2024
Current assets:
Cash	$509,914	$5,154
Pre-payment	3,551	—
Total current assets	$513,465	$5,154

As of December 31, 2025, our current assets consisted of $513,465, whereof 509,914 in cash and $3,551 in pre-payments at December 31, 2024 we had $5,154 in cash.

Current Liabilities	December 31, 2025	December 31, 2024
Current liabilities:
Accounts payable and accrued expenses	$849,636	$278,258
Accounts payable affiliates	647,959	147,286
Un-issued shares liability	16,272	91,729
Un-issued shares liability affiliates	82,006	132,639
Loan from affiliates	395,668	241,078
Other short-term loans	50,000	48,000
Derivative liability	403,353	186,652
Convertible notes payable, net of discount	805,000	805,000
Total current liabilities	$3,249,894	$1,930,642

At December 31, 2025, we had total liabilities of $3,249,894, which consisted of $1,497,595 in accounts payable and accrued expenses (of which $647,959 was payable to related parties), $98,278 in un-issued shares (of which $82,006 was payable to related parties), and $805,000 in one convertible loan and $395,668 in a loan from affiliates and $50,000 in other short-term loans, as well as a derivative liability of $403,353. At December 31, 2024, we had total liabilities of $1,930,642, which consisted of $425,544 in accounts payable and accrued expenses (of which $147,286 was payable to related parties), $224,368 in un-issued shares (of which $132,639 was payable to related parties), and $805,000 in one convertible loan and $241,078 in a loan from affiliates and $48,000 in other short-term loans, as well as a derivative liability of $186,652.

Net Working Capital and Accumulated Deficit	December 31, 2025	December 31, 2024
Net working capital	$(2,736,430)	$(1,925,488)

Accumulated deficit	$(21,044,246)	$(18,921,169)

At December 31, 2025, the net working capital was negative $2,736,430 and the accumulated deficit of $21,044,246. Comparatively, on December 31, 2024, we had net working capital of negative $1,925,488 and the accumulated deficit of $18,921,169. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities	December 31, 2025	December 31, 2024
Stock transactions	$438,986	$63,000
Issued warrants	292,230	—
Short-term loans	12,000	48,000
Short-term loans from affiliates	311,090	216,078
Proceeds from note sales	—	61,500
Net cash provided by financing activities	$1,054,306	$388,578

During the twelve months ending December 31, 2025, the Company had raised $1,054,306 in net cash from a combination of debt and equity. During the twelve months ending December 31, 2024, the Company had raised $388,578 in net cash from a combination of debt and equity. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of July 2026.

Planned Financing Activities

The Company believes it needs to raise approximately $2-3 million in 2026. However, there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Contractual Obligations

Convertible Note	December 31, 2025	December 31, 2024
Interest on notes payable	$277,956	$143,642
Convertible notes payable	805,000	805,000
Total	$1,082,956	$948,642

As at December 31, 2025, our contractual obligations include one convertible note with a principal of $805,000, with accrued interest of $277,956. As at December 31, 2024 there was one convertible note with a principal of $805,000, with accrued interest for the note of $143,642.

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

Warrant Valuation

The Company accounts for warrants issued in connection with financing transactions in accordance with ASC 815 (Derivatives and Hedging) or ASC 505 (Equity), as applicable. Warrants that are freestanding and meet the criteria for equity classification are recorded at fair value on the issuance date and allocated proceeds based on relative fair value when issued with other securities.

For warrants classified as equity, fair value is estimated using the Black-Scholes option-pricing model. Key inputs include the fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected volatility, and expected dividend yield. Changes in these assumptions could materially affect the estimated fair value. Warrants classified as liabilities are remeasured at each reporting date, with changes in fair value recognized in earnings.

The Company accounts for warrants issued in connection with equity offerings in accordance with ASC 505-10-30-6, allocating proceeds between common stock and detachable warrants based on their relative fair values.

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

Segment Reporting

The Company has not yet begun generating revenue from its planned principal operations and operates a single reportable segment. The chief operating decision maker is the Company’s chief executive officer who assesses performance based on total expenses, cash-flows, and progress made in the Company’s ongoing development efforts. All of the Company’s long-lived assets are located in the United States.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at December 31, 2025, (i) the Company’s disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”), and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as at the evaluation date that our disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2025, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors, Executive Officers and key employees are as follows:

Name	Age as at December 31, 2025	Position	Term as officer/Director
David Platt, Ph.D.	72	Chief Executive Officer, Chairman, Secretary	September 2018 to Present
Ola Soderquist, MBA, CPA, CMA	64	Chief Financial Officer, Treasurer	September 2018 to Present
Dale H. Conaway, D.V.M.	70	Director	September 2018 to Present
Alan M. Hoberman. Ph.D.	72	Director	September 2018 to Present
Radka Milanova, Ph.D.	71	Director	April 2024 to Present

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

Name	Age as at December 31, 2025	Position	Term as officer
David Platt, Ph.D.	72	Chief Executive Officer, Secretary and Chairman	September 2018 to Present
Ola Soderquist, MBA, CPA, CMA	64	Chief Financial Officer, Treasurer	September 2018 to Present

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

Board of Directors Independence

Our Board of Directors consists of four members. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” Directors. Three of the members of the Board of Directors, Dale H. Conaway, D.V.M., Alan Hoberman and Radka Milanova are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Audit Committee

Our Board of Directors has established an Audit Committee and appointed three members to the Committee; Alan Hoberman, Radka Milanova and Dale Conaway.

Nominating and Governance Committee

Our Board of Directors has established a Nominating and Governance Committee and appointed three members to the Committee; Alan Hoberman, as Chairman, Dale Conaway and Radka Milanova.

Compensation Committee

Our Board of Directors has established a Compensation Committee and appointed three members to the Committee; Dale Conaway, as Chairman, Alan Hoberman and Radka Milanova to our compensation committee.

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

Audit Committee Report Regarding Audited Financial Statements

The Audit Committee of the Board is composed of three Directors, all of whom are “independent” as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules. The Audit Committee has prepared the following report on its activities with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2025 (the “Audited Financial Statements”).

●	The Audit Committee reviewed and discussed the Company’s Audited Financial Statements with management;

●	The Audit Committee discussed with Fruci & Associates II, PLLC (“Fruci”), PCAOB ID #05525, the Company’s independent registered public accounting firm for fiscal 2025, the matters required to be discussed by the Public Company Accounting Oversight Board in Rule 3200T:

●	The Audit Committee received from the independent registered public accounting firm the written disclosures regarding auditor independence, discussed with Pinnacle its independence from the Company and its management: and

●	Based on the review and discussion referred to above, and in reliance thereon, the Audit Committee determined that the Audited Financial Statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, for filing with the U.S. Securities and Exchange Commission.

All members of the Audit Committee (Alan Hoberman, Dale Conaway and Radka Milanova) concur in this report.

Indemnification Agreements

Our Bylaws provide for the indemnification of Directors and officers. See “Indemnification of Directors and Officers.”

As at January 1, 2021, Dr. Platt and Mr. Soderquist each receive a monthly compensation of $35,000, along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $70,000 per year plus potential catchup, currently up to $11,250. The Company will further cover all costs related to maintaining Professional Certificates, and in absence of a corporate healthcare plan, reimburse the Officer for reasonable self-subscribed gold-level healthcare plan;

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

Director Independence

Three of the members of the Board of Directors are “independent” as defined under the rules of the as defined in Section 4200(a)(15) of NASDAQ Stock Market Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors and Executive Officers and persons who own more than 10% of the issued and outstanding shares of our Common Stock to file reports of initial ownership of Common Stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, we confirm that, based solely on a review of the copies of such reports furnished to us and written representations except for the Form 3 Initial Statement of Beneficial Ownership filed by all Officers and Directors that no other reports were required, during the fiscal year ended December 31, 2025 all Section 16(a) filing requirements applicable to our Officers, Directors and greater than 10% beneficial owners were complied with.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Total Compensation
David Platt, CEO, Chairman	2025	$210,000	$—	$—	$210,000
	2024	210,000	—	—	210,000
Ola Soderquist, CFO	2025	210,000	—	—	210,000
	2024	$210,000	$—	$—	$210,000

*	Mike Sheikh was terminated as of December 29, 2025, and is therefore not included.

Grants of Plan-Based Awards

There were no equity awards to the Company’s Executive Officers during the years ended at December 31, 2025 and 2024.

Outstanding Equity Awards at December 31, 2025; Option exercises and vested

There were no outstanding options or equity awards held by the Company’s Executive Officers at December 31, 2025.

Director Compensation

All compensation paid to our employee Directors is set forth in the table summarizing Executive Officer compensation above. Our non-employee Directors currently are entitled to receive $5,000 of shares of Common Stock per board and/or committee meeting with its basis determined by the markets closing price of the day prior to issuance in accordance with ASC 820. There were 575,743 common shares, at a fair market value of $207,288, issued as compensation to the Board in 2025. There were 459,864 common shares, at a fair market value of $238,628, issued as compensation to the Board in 2024. Except for the foregoing, there are currently no agreements in effect entitling them to compensation.

Name and Principal Position	Year	Stock Awards	Total Compensation
Alan Hoberman	2024	704,528	$73,454
	2025	732,700	53,499
Dale Conaway	2024	704,528	73,454
	2025	732,700	53,499
Anders Utter*	2024	704,528	73,454
	2025	680,615	46,791
Radka Milanova**	2024	185,740	18,265
	2025	732,700	$53,499

*	Anders Utter resigned as a Director on December 7, 2025.
**	Radka Milanova succeeded Hana Chen Walden on April 19, 2024.

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

The Board of Directors has set the monthly salary for David Platt and Ola Soderquist to $35,000 along with a 25% 401(k) Safe Harbor coverage up to the federal limit, currently $70,000 per year plus potential catchup, currently up to $11,250. The Company will further cover all costs related to maintaining Professional Certificates, and in absence of a corporate healthcare plan, reimburse the Officer for reasonable self-subscribed gold-level healthcare plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table includes the information as of 2025 for our equity compensation plan as at December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation 2021 Stock Plan	—	$—	$42,067,823

Total number of shares awarded from the 2021 Plan

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2024	5,288,687	$0.001 – 0.55	$0.02
Shares Issued	4,218,538	0.097 – 0.12	0.10
Shares Retired	(3,987,124)	0.002 – 0.10	0.01
Shares Issued as of December 31, 2024	5,520,101	$0.001 – 0.55	$0.09
Shares Issued	4,542,742	0.070 – 0.14	0.07
Shares Issued as of December 31, 2025	10,062,843	$0.001 – 0.55	$0.08

For the year ended December 31, 2025, the Company recorded stock-based compensation expense of $197,376 in connection with share-based payment awards. For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $634,025 in connection with share-based payment awards.

Beneficial Ownership of Executive Officers, Directors and other Affiliates

The following table sets forth certain information as at April 15, 2026 with respect to the beneficial ownership of shares of the Company’s Common Stock by (i) each person or group known to us, to beneficially own more than 5% of the outstanding shares of such stock, (ii) each Director; (iii) each of our Executive Officers named in the summary compensation table under “Director and Executive Compensation” currently serving as an Executive Officer; and (iv) the Executive Officers and Directors as a group. All persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock (the only class of outstanding stock), except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 113,361,886 shares of Common Stock and 43,283,991 shares of Preferred Stock outstanding as at April 15, 2026. Except as otherwise indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Number of preferred shares owned	Percent of Class (1)	Number of common shares owned (2)

David Platt (3) whereof 82,260 indirect	20,121,163	46.2%	—

Ola Soderquist (3)	13,576,456	31.4	500,000

Dale H. Conaway (3)	379,177	0.9	—

Alan M. Hoberman (3)	416,207	1.0	—

Radka Milanova (3)	203,688	0.5	—

All Officers and Directors as a Group (7 persons)	34,696,691	81.1%	500,000

Shareholder with > 10% ownership
Mike Sheikh (4)	8,214,720	19.0%	—

(1)	The percentage shown in the table is based on 43,283,991 shares of Convertible Preferred Stock outstanding on April 15, 2026.
(2)	Symbolize less than 0.01% of common stock, based on 113,361,886 shares of Common Stock outstanding on April 15, 2026.
(3)	The business address of these individuals is 75 2nd Ave., Suite 605, Needham, MA 02494
(4)	The business address of this shareholder is 1905 S Audubon Ct, Spokane, WA 99224

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

Common shares:

Date		# Shares	Amount	Price/Share	Type	Notice
1/18/2024	c	3,599,289	$485,904	$0.135	debt conversion	affiliate

Preferred shares:

Date		# Shares	Amount	Price/Share	Type	Notice
8/19/2024	d	8,973,405	$160,949	$0.018	exercise of warrant	affiliate
8/19/2024	c	776,817	353,840	0.455	debt conversion	affiliate
10/25/2024	c	28,467,564	15,481,377	0.460	subsidiary acquisition	affiliate
10/25/2024	a	(14,085,410)	$(4,007,572)	$0.285	return to treasury	affiliate

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Item 14. Principal Accountant Fees and Services.

The table below shows the fees that we paid or accrued for the audit and other services provided by Fruci & Associates II, PLLC (“Fruci”), PCAOB ID # 05525, for the fiscal year ended December 31, 2025, and 2024.

Fee Category	2025	2024

Audit Fees	$70,000	$48,000

Audit Related Fees	—	—

Tax Fees	—	—

All other Fees	$2,536	$—

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

Pre-Approved Services

The Audit Committee requires pre-approval of audit, audit-related and tax services to be performed by the independent registered public accounting firm. The Audit Committee approved the audit and audit-related services to be performed by the independent registered public accounting firms and tax professionals in 2025 and 2024.

The Audit Committee has not expressly adopted rules permitting the Audit Committee to delegate to one or more of its members pre- approval authorities with respect to permitted services nor has the Audit Committee actually delegated such authority to its members. To the extent it elects to do so in the future, the Board expects that such delegation will be subject to the requirement that the decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

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

(b) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number		Description

3.1		Certificate of Incorporation of the Registrant (Incorporated by reference as Exhibit 3.1 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.2		By-Laws of the Registrant (Incorporated by reference as Exhibit 3.2 to The Registrant’s Registration Statement on Form S-1 on October 31, 2008.)

3.3		Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2009)

3.4		Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

3.5		Certificate of Change Pursuant to NRS78.209 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 13, 2018)

3.6		Amendment to Certificate of Incorporation (Incorporated by reference as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.7		Amended and Restated Bylaws (Incorporated by reference as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on November 7, 2018)

3.8		Certificate of Amendment to Certificate of Designation of Convertible Preferred Stock (Filed with the Nevada Secretary of State on February 18, 2026)

3.9	*	Certificate of Amendment to Certificate of Designation (Filed with the Nevada Secretary of State on April 5, 2025)

4.1		Form of Common Stock Certificate

4.2		Form of Warrant Dated October 24, 2018 (Incorporated by reference as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.3		Certificate of Merger Wyoming (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.4		Certificate of Merger Delaware (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

4.5		Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

4.6		Form of 8% Convertible Promissory Note (Incorporated by reference as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

4.7		Form of Warrant Dated February 25, 2019 (Incorporated by reference as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

Exhibit Number	Description

4.8	Certificate of Designation of Convertible Preferred Stock, dated April 19, 2024

10.1	Form of Accord and Satisfaction between U.S. Rare Earth Minerals and Elenor Yarbray (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.2	Form of Agreement and Plan of Merger and Reorganization By and Among U.S. Rare Earth Minerals, Inc., Bioxy Acquisition Corp. and Bioxytran, Inc. (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.3	Form of Asset Purchase Agreement between U.S. Rare Earth Minerals, Inc. and U.S. Rare Earth Minerals, Inc. (Wyoming). (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 24, 2018)

10.4	Form of Employment Agreement of David Platt

10.5	Form of Employment Agreement of Ola Soderquist

10.6	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.7	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.8	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 30, 2018)

10.9	2010 Employee, Director and Consultant Stock Plan Incorporated by reference to Exhibit 99.1 on form S-8 filed with the Securities and Exchange Commission on February 22, 2010.

10.10	Form of Public Offering Subscription Agreement

10.11	Form of Security Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC. (Incorporated by reference as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.12	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.13	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 1, 2019)

10.14	Form of Warrant of dated October 24, 2018

10.15	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.16	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Acutus Fund, LLC, dated October 24, 2018.

10.17	Form of $250,000 Senior Secured Promissory Note, dated February 25, 2019, of U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.18	Form of Security Agreement dated February 25, 2019, between U.S. Rare Earth Minerals, Inc., and Auctus Fund, LLC, dated February 25, 2019.

10.19	Form of Warrant of dated February 25, 2019

Exhibit Number	Description
10.20	Form of Registration Rights Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.21	Form of Securities Purchase Agreement between U.S. Rare Earth Minerals, Inc. and Auctus Fund, LLC, dated February 25, 2019.

10.22	License Agreement between Bioxytran, Inc. and MDX Lifesciences, Inc. dated April 4, 2019.

10.23	Investor Relations Agreement between Bioxytran, Inc. and Resources Unlimited NW LLC. dated April 22, 2019.

10.24	Scientific Advisory Board Agreement between Bioxytran, Inc. and Asclepius LLC dated May 1, 2019.

10.25	Form of Advisory Board Agreement between Bioxytran, Inc. and Steven Aust dated June 11, 2019.

10.26	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Barkman effective July 15, 2019.

10.27	Form of Advisory Board Agreement between Bioxytran, Inc. and Cynthia Tsai effective July 16, 2019.

10.28	Form of Advisory Board Agreement between Bioxytran, Inc. and Jonathan Jensen Dated September 13, 2019.

10.28b	Securities Purchase Agreement between Peak One Opportunity Fund, L.P. and Bioxytran, Inc., dated October 22, 2019.

10.29	Form of Advisory Board Agreement between Bioxytran, Inc. and Patrick Huddie dated September 13, 2019.

10.29b	8% Convertible Debenture of Bioxytran, Inc. to Peak One Opportunity Fund, L.P. in the Principal Amount of $120,000 dated October 22, 2019

10.30	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.31	8% Convertible Note of Bioxytran, Inc. to Tangiers Global, LLC in the Principal Amount of $106,300 dated October 23, 2019

10.32	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.33	Securities Purchase Agreement between PowerUp Lending Group Ltd. and Bioxytran, Inc., dated October 21, 2019.

10.34	8% Convertible Note of Bioxytran, Inc. to PowerUp Lending Group Ltd. in the Principal Amount of $106,000 dated October 21, 2019

10.35	Form of Securities Purchase Agreement between GS Capital Partners, LLC and Bioxytran, Inc., dated No ember 7, 2019.

10.36	Form of 4% Convertible Note of Bioxytran, Inc. to GS Capital Partners, LLC. in the Principal Amount of $125,000 dated November 7, 2019

10.37	Form of Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.38	Form of Letter Agreement between FON Consulting, LLC and Bioxytran, Inc. dated November 11, 2019.

10.39	Securities Purchase Agreement between FirstFire Global Opportunities Fund, LLC and Bioxytran, Inc., dated November 20, 2019.

10.40	4% Convertible Note of Bioxytran, Inc. to FirstFire Global Opportunities Fund, LLC. in the Principal Amount of $125,000 dated November 20, 2019

10.41	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.42	Securities Purchase Agreement between Power Up Lending Group and Bioxytran, Inc., dated December 30, 2019.

Exhibit Number	Description
10.43	8% Convertible Note of Bioxytran, Inc. to Power Up Lending Group in the Principal Amount of $54,600 dated December 30, 2019

10.44	Securities Purchase Agreement between EMA Financial LLC and Bioxytran, Inc., dated January 10, 2020.

10.45	4% Convertible Note of Bioxytran, Inc. to EMA Financial LLC. in the Principal Amount of $125,000 dated January 10, 2020.

10.46	Warrant to Purchase 50,000 shares of Common Stock of Bioxytran.

10.47	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated January 18, 2020

10.48	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $56,600 dated January 18, 2020

10.49	Securities Purchase Agreement between Crown Bridge Partners, LLC and Bioxytran, Inc., dated October 30, 2019.

10.50	4% Convertible Note of Bioxytran, Inc. to Crown Bridge Partners, LLC in the Principal Amount of $55,000 dated October 30, 2019

10.51	Warrant to Purchase 22,000 shares of Common Stock of Bioxytran.

10.52	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated October 24, 2018

10.53	Amendment #1 to Securities Purchase Agreement between Auctus Fund LLC and Bioxytran, Inc., dated February 25, 2019

10.54	Securities Purchase Agreement between Power Up Lending Group LLC and Bioxytran, Inc., dated March 18, 2020

10.55	8% Convertible Debenture of Bioxytran, Inc. to Power Up Lending Group LLC in the Principal Amount of $64,900 dated March 18, 2020

10.56	Form of Employment Agreement of Mike Sheikh, dated May 1, 2020

10.56b	Modification/Amendment to Officers’ Employment Contract, dated October 28, 2022.

10.57	Joint Venture Agreement between Bioxytran and Pharmalectin Partners, LLC, dated November 15, 2020.

10.58	Form of Convertible Note Agreement between Note Holders and Bioxytran, Inc., dated May 2 and 3, 2021

10.59	License Agreement between Bioxytran, Inc. and Pharmalectin, Inc. dated May 5, 2020

10.60	License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021

10.61	2021 Employee, Director and Consultant Stock Plan, adopted by the Board of Directors on January 19, 2021

10.62	2017 Employee, Director and Consultant Stock Plan (Subsidiary), adopted by the Board of Directors on October 5, 2017

10.63	Form of Warrant dated June 4, 2021

10.64	Form of Subsidiary Option dated June 4, 2021

10.65	Form of Private Placement Memorandum dated February 26, 2021

10.66	Form of Private Placement Memorandum dated September 17, 2021

10.67	Form of Convertible Note, dated January 5, 2021

Exhibit Number		Description

10.68		Form of Note Purchase Agreement, dated January 5, 2022

10.69		Approval of International Patent WO2021/099052 - Polysaccharides for Use in Treating Sars-Cov-2 Infections, dated May 12, 2022.

10.70		Approval of International Patent WO2021/099061 - Polysaccharides for IV Administration that Treat SARS-CoV-2 Infections, dated May 12, 2022.

10.71		Official USPTO Notice of Publication under 12(A) for the Trademark ProLectin

10.72		Form of Subscription Agreement.

10.73		Form of Private Purchase Agreement

10.74		Form of Subscription Agreement

10.75		Amendment to engagement letter with WallachBeth Capital LLC, dated May 8, 2023

10.76		Form of Closing Agreement with TRITON FUNDS LP, dated June 8, 2023

10.77		Amendment to Closing Agreement with TRITON FUNDS LP, dated August 2, 2023

10.78		Debt Modification Agreement with Note Holder, dated May 5, 2023

10.79		Form of Closing Agreement with TRITON FUNDS LP, dated September 18, 2023

10.80		Form of Option Agreement dated June 4, 2021

10.81		8% Convertible Note of Bioxytran, Inc. to Lender in the Principal Amount of $61,500 dated March 15, 2024

10.82		Securities Purchase Agreement between Bioxytran, Inc. and Lender, dated March 15, 2024

10.83		Option Agreement for conversion/exchange between Pharmalectin, Inc. and Bioxytran, Inc. shares of Common Stock, dated November 20, 2021.

10.84		Joint Venture Agreement between Bioxytran, the Heme Foundation and NDPD Pharma, dated July 15, 2024

10.85		Stock Sale and Purchase Agreement of NDPD Pharma, dated October 25, 2024

10.86		Extract from Valuation Report of NDPD Pharma, dated October 1, 2024

10.87		Amendment to Debt Modification Agreement dated July 25, 2024.

10.88		Closing Agreement with TRITON FUNDS LP, dated January 15, 2025.

10.89		Amendment to Debt Modification Agreement dated December 30, 2024.

10.90		Form of Distribution Agreement with Khoury Medical LTD, dated February 10, 2026.

10.91	*	Form of Warrant, dated October 15, 2025

10.92	*	Form of Subscription Agreement, dated October 15, 2025

14.1		Code of Ethics

Exhibit Number		Description

16.1		Letter from Pinnacle Accountancy Group of Utah, dated March 7, 2023 to the Securities and Exchange Commission regarding statements included in this Form 8-K.

16.2		Dismissal Consent from BF Borgers CPA PC, dated May 8, 2024

19.1		Insider Trading Policy

21.1		Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-154912) filed with the SEC on November 29, 2018)

21.2		Description of Securities

21.3		Amendment to Subsidiary’s Certificate of Corporation, dated April 29, 2020

21.4		Certificate of Incorporation Foreign (BVI) Subsidiary

21.5		Certificate of Incorporation Foreign (India) Subsidiary

31.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	*	The following financial statements from the Annual Report on Form 10-K of BIOXYTRAN, Inc. for the year ended December 31, 2025 formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*		Filed as an exhibit hereto.

**		These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOXYTRAN, INC.

Dated: April 15, 2026	By:	/s/ David Platt
David Platt
President and Chief Executive Officer, Secretary (Principal Executive Officer)

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer, Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below this fifteenth day of April, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ David Platt, Ph.D.	Chairman of the Board of Directors
David Platt

/s/ Dale H. Conaway, DVM	Director
Dale H. Conaway

/s/ Radka Milanova, Ph.D.	Director
Radka Milanova

/s/ Alan M. Hoberman, Ph.D.	Director
Alan M. Hoberman

BIOXYTRAN, INC.
FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bioxytran, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioxytran, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had cash, a negative working capital, has not yet generated revenue, and has incurred an accumulated deficit. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington

April 15, 2026

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2025 AND DECEMBER 31, 2024

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$509,914	$5,154
Pre-payment	3,551	—
Total current assets	513,465	5,154

Intangibles, net	145,087	133,540

Total assets	$658,552	$138,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$849,636	$278,258
Accounts payable affiliates	647,959	147,286
Un-issued shares liability	16,272	91,729
Un-issued shares liability affiliates	82,006	132,639
Loan from affiliates	395,668	241,078
Other short-term loans	50,000	48,000
Derivative Liability	403,353	186,652
Convertible notes payable, net of premium and discount	805,000	805,000
Total current liabilities	3,249,894	1,930,642

Total liabilities	3,249,894	1,930,642

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 43,283,991 and 43,158,248 issued and outstanding as at December 31, 2025, and 2024, respectively	43,284	43,158
Common stock, $0.001 par value; 400,000,000 shares authorized; 108,147,731 and 86,782,908 issued and outstanding as at December 31, 2025, and 2024, respectively	108,148	86,783
Additional paid-in capital	18,301,472	16,999,280
Accumulated deficit	(21,044,246)	(18,921,169)
Total stockholders’ deficit	(2,591,342)	(1,791,948)

Total liabilities and stockholders’ equity	$658,552	$138,694

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	Year ended
	December 31, 2025	December 31, 2024
Operating expenses:
Research and development	$454,000	$112,337
General and administrative	648,229	1,167,502
General and administrative affiliates	740,280	943,229
Total operating expenses	1,842,509	2,223,068

Loss from operations	(1,842,509)	(2,223,068)

Other expenses:
Loss of issuance	—	488,253
Change in FV of Derivative	(216,701)	133,121
Interest expense	(134,314)	(84,240)
Interest expense affiliate	(51,876)	(8,340)
Amortization of Intellectual Property	(11,544)	(7,950)
Debt forgiveness	133,867	—
Debt discount amortization	—	(677,781)
Total other expenses	(280,568)	(156,937)

Net loss before provision for income taxes	(2,123,077)	(2,380,005)

Provision for income taxes	—	—
Net loss	(2,123,077)	(2,380,005)

Net loss attributable to the non-controlling interest	—	13,324

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(2,123,077)	$(2,366,681)

Loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	91,843,409	138,598,691

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	Common Stock		Preferred Stock		Additional Paid in	Shares sold not	Accumulated	Non- controlling	Total Share- holder Equity
	Shares	Amount	Shares	Amount	Capital	issued	Deficit	interest	(Deficit)
1/1/2024	144,642,333	$144,642	—	$—	$13,085,715	$45,000	$(15,699,328)	$(680,886)	$(3,104,857)

Cash Stock transactions	580,396	581			62,419				63,000
Cash Stock subscriptions	333,333	333			44,667	(45,000)			—
Shares issued to affiliates - 2021 Plan	1,886,944	1,887	82,476	82	236,659				238,628
Shares issued to consultants - 2021 Plan	1,919,214	1,919			197,763				199,682
Debt conversion affiliates	7,305,097	7,305	776,817	777	1,110,713				1,118,795
Debt conversion consultants	5,981,101	5,981			651,252				657,233
Convertible Loan	11,105,515	11,106			1,414,751				1,425,857
Exercise of Warrants	4,356,778	4,357	8,973,405	8,973	147,620			(160,950)	—
Conversion to Preferred Stock affiliates	(94,716,972)	(94,717)	18,943,396	18,943	75,774				—
Acquisition of Subsidiary affiliates			28,467,564	28,468	3,600,200				3,628,668
Acquisition of Subsidiary	3,389,169	3,389			365,234				368,623
Retirement of shares			(14,085,410)	(14,085)	(3,993,487)				(4,007,572)
Net loss attributable to the non-controlling interest								(13,324)	(13,324)
Acquisition of minority interest							(855,160)	855,160	—
Net loss							(2,366,681)		(2,366,681)
12/31/2024	86,782,908	$86,783	43,158,248	$43,158	$16,999,280	$—	$(18,921,169)	$—	$(1,791,948)

Cash Stock transactions	16,840,938	16,841			422,145				438,986
Shares issued to BOD & Mgmnt - 2021 Plan			575,743	576	206,712				207,288
Shares issued to consultants - 2021 Plan	1,664,027	1,664			119,398				121,062
Debt conversion BOD & Mgmnt	2,250,000	2,250	(450,000)	(450)	(1,800)				—
Fees consultants	609,858	610			48,727				49,337
Debt forgiveness affiliates					214,780				214,780
Warrant issuance					292,230				292,230
Net loss							(2,123,077)		(2,123,077)
12/31/2025	108,147,731	$108,148	43,283,991	$43,284	$18,301,472	$—	$(21,044,246)	$—	$(2,591,342)

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND DECEMBER 31, 2024

	Year Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,123,077)	$(2,380,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization, incl. issuance of warrants	—	677,781
Amortization of IP	11,544	7,950
Stock-based compensation	170,399	199,682
Stock-based compensation affiliates	207,288	238,628
Interest paid for note conversion	—	164,357
Gain/Loss of Issuance	—	(253,008)
Acquisition of subsidiary	—	368,623
Acquisition of subsidiary, affiliates	—	(378,904)
Change in FV of Derivative	216,701	(133,121)
Changes in operating assets and liabilities:
Debt forgivness	(133,867)	—
Pre-payments	(3,551)	—
Accounts payable and accrued expenses	495,921	258,206
Accounts payable and accrued expenses affiliates	632,187	848,495
Net cash used in operating activities	(526,455)	(381,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(23,091)	(28,194)
Net cash used in investing activities	(23,091)	(28,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales	438,986	63,000
Proceeds from note sales	—	61,500
Short-term loans	12,000	48,000
Warrant issued	292,230	—
Short-term loans from affiliates	311,090	216,078
Net cash provided by financing activities	1,054,306	388,578

Net increase (decrease) in cash	504,760	(20,932)
Cash, beginning of period	5,154	26,086
Cash, end of period	$509,914	$5,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$164,447
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Common shares issued for the conversion of principal and accrued interest	—	1,425,857
Debt discount on convertible note	—	105,000
Forfeiture of warrants	—	21,606
Reclassification from affiliate loans to affiliate accounts payable	39,000	—
Reclassification from affiliate loans to other short-term liabilities	10,000	—
Issuance, debt conversion affiliates	—	1,118,795
Issuance, debt conversion	—	657,233
Payroll forgiveness affiliates	214,780	—
Gain/Loss of issuance	$—	$488,253

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2025 AND DECEMBER 31, 2024

NOTE 1 – BACKGROUND AND ORGANIZATION

Business Operations

Bioxytran, Inc. (“Bioxytran”, or the “Company”) is a clinical stage pharmaceutical company developing platform technologies in the fields of Glycovirology, Hypoxia and Degenerative Diseases to eliminate viruses and prolong lifespan using carbohydrate drug design.

Bioxytran uses Galectin inhibitors to combat the virus, SARS-CoV-2. The technology is built on the lifetime work of company’s founder, David Platt, PhD. Dr. Platt expressed, and named, the Human Galectin-3 protein coded by a single gene, LGALS3, located on chromosome 14. Galectin inhibitors block the binding of galectins to carbohydrate structures, present in numerous disease indications by reducing the inflammatory feedback loop associated with the chronic diseases. The galectin inhibitors also have the capability to neutralize the spike proteins of a number of viruses which reduces their capability to replicate. Dr. Platt has over the years used this knowledge to create a significant number of sustainable therapeutic solutions. Bioxytran is also developing treatments for hypoxic conditions, necrosis, and degenerative diseases that utilize the carrying of oxygen to affected areas for stroke, wound, and brain damage treatment.

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

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. Pharmalectin was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin, Inc. On August 19, 2024, the Company acquired the minority interest of Pharmalectin from affiliates, the beneficial ownership of which included the Company officers. As at December 31, 2025, there are 15,000,000 shares of Common Stock issued and outstanding.

NDPD Pharma was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On October 25, 2024, the Company acquired 100% of NDPD’s shares of Common Stock from affiliates, the beneficial ownership of which included the Company officers. As at December 31, 2025, there are 15,000,000 shares of Common Stock issued and outstanding.

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

At December 31, 2025, the Company held cash balances totaling approximately $509,914, spread over 5 accounts. Deposits are insured by the FDIC up to $250,000 per institution. The Company’s cash balances periodically exceed this limit, resulting in uninsured deposits of approximately $111,547 at year-end. While management monitors the creditworthiness of its banks, a failure of any institution could result in the loss of uninsured amounts. No such losses have occurred to date.

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

At December 31, 2025, we would, based on the market price of $0.0758/share, be obligated to issue approximately 14,447,121 shares of Common Stock upon conversion of the convertible note (the “2021 Note”) and 16,675,364 shares upon exercise of warrants, currently outstanding. For the 2021 Note, the amount of shares are based on $1,082,956 of principal and accrued interest currently outstanding.

The 2021 Note issued on May 3, 2021, with its maturity date extended through March 1, 2025, carries an interest rate of 10%, with a default rate of 18%, and is convertible at the lower of (i) a fixed price of $0.08, or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced with 120% of the price difference. The default interest rate is 18%. The note has been in default since March 1, 2025.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or be settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company did not recognize any interest and penalty expense for the years ended December 31, 2025, and 2024.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 21 percent. See Note 15.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2025 the Company incurred $454,000 in research and development expenses, due to lack of funding, while during the year ended December 31, 2024 the Company incurred $112,337.

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

However, according to ASC 718-10-55-42 an exception would be if the fair value of one of the equity instruments (e.g., the share) is readily determinable and the other (e.g., the warrant) is not, the fair value of the instrument that is not readily determinable shall be measured using the residual method.

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

Under U.S. GAAP (specifically ASC 820, Fair Value Measurement), the fair value hierarchy prioritizes the inputs used in valuation techniques into three levels. Level 1 inputs have the highest priority and require the least disclosure, while Level 3 inputs have the lowest priority and require the most disclosure.

Level 1 (Quoted Prices in Active Markets)

Inputs: Unadjusted quoted prices for identical assets or liabilities in active markets (e.g., NYSE, NASDAQ) that the entity can access at the measurement date.

Level 2 (Observable Inputs Other Than Quoted Prices)

Inputs: Observable directly or indirectly for the asset/liability, but not quoted prices for identical items in active markets.

Level 3 (Unobservable Inputs)

Inputs: Unobservable inputs based on the entity’s own assumptions about what market participants would use (including risk assumptions). Used when observable inputs are not available.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows. Two of the recent accounting pronouncements that could have affected the Company are as follows:

ASU 2023-09 (Income Tax Disclosures) – Adopted January 1, 2025. This update expands the rate reconciliation and requires disaggregated income taxes paid by jurisdiction. Adoption impacted disclosures only and had no effect on the Company’s financial position, results of operations, or cash flows.

ASU 2024-01 (Profits Interest Awards) – Adopted January 1, 2025. This update clarifies whether profits interest awards are accounted for under stock compensation guidance (ASC 718). Adoption did not have a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at December 31, 2025, the Company had cash of $509,914 and a negative working capital of $2,736,430. As at December 31, 2025, the Company has not yet generated any revenues from operations, and has incurred an accumulated deficit of $21,044,246. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2025, the Company raised a total of $731,216 through private placements consisting of $438,986 in stock and $292,230 in warrants. The Company also raised $323,090 in short-term loans (including $311,090 from affiliates). During the same period in 2024, the Company raised $63,000 in private placements, $61,500 from the sale of a convertible note and $264,078 in short-term loans (including $216,078 from affiliates). The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of May 2026 and is pursuing alternative opportunities to funding.

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

For the Year Ended December 31, 2025

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

i.	Revenue and Geographic Information: As of December 31, 2025, the Company has not yet generated significant revenues from its pharmaceutical products as it remains in the research and development phase. Consequently, there is no dis-aggregation of revenue by geographic area or product line.

ii.	Major Customers and Concentration of Risk: Since the Company is in the development phase and has not generated revenue from product sales, there are no major customers to report. The Company is reliant on funding through private placements, equity offerings, and other financial arrangements to sustain its research and development efforts.

iii.	Long-lived Assets by Geographic Region: The Company’s tangible and intangible assets, including intellectual property and research-related equipment, are located within the United States and BVI. However, these assets do not represent a significant portion of the Company’s total assets.

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

The Company holds a License Agreement (the “License” or “Agreement”) for a medical device (license obtained in 2019) with an affiliated company in which Company officers hold a majority interest. The device was developed prior to the establishment of Bioxytran. The maintenance cost for each license amounts to $5,000 yearly.

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

The right of use, limited to the COVID-19 indication, for the patents were transferred to Bioxytran as per the License Agreement between Pharmalectin, Inc. and NDPD Pharma, Inc. dated May 2, 2021 (the “License Agreement”), wherein NDPD was to receive a 33% royalty. The value of the License Agreement was appraised at $8,190,000. However, in-vitro studies and limited human trials have shown that PLM has a much broader application than initially anticipated, with promising results across multiple indications, including RSV, H1N1, EBV, shingles, and conjunctivitis, among others, suggesting the value of the patents could be significantly higher.

A board-certified Appraiser assured that the valuation engagement was performed in conformance in accordance with the ASA Business Valuation Standards of the American Society of Appraisers in conjunction with the Uniform Standards of Professional Appraisal Practice (USPAP) promulgated by the Appraisal Foundation and the Principles of Appraisal Practice and Code of Ethics of the American Society of Appraisers.

The following table summarizes the fair market value of assets acquired and liabilities assumed as of the date of the valuation and subsequent purchase agreement:

October 1, 2024
License Agreement for 33% of the value in a single indication (Covid-19)	$8,190,000
Stock in Bioxytran (14,085,410 Preferred shares)	7,660,000

Assets included in the acquisition, but outside of the scope of valuation:
Patent (WO2022099052A1) including free use of PHGG based compounds for therapeutical use in Covid-19: including, but not limited to Clinical Trials, Manufacturing and Distribution.	—
Patent (WO2023178228A1) including free use of PHGG based compounds for therapeutical use in 60+ viral infections: including, but not limited to Clinical Trials, Manufacturing and Distribution.	—

Bank assets, Debt and Expenses Assumed	(10,282)
Official valuation	$15,848,987

As the license agreement only symbolizes 33% of the Covid-19 patent value, it can be argued that the fair value of this patent would be at least $24.57 million, but also that the patent for 60+ viral infections would substantially exceed this value.

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

In an exception to the standard rule, as NDPD is considered a closely held entity considered the joint ownership by the Company’s officers ASC 805-50 is applied and all assets will have to be brough over at their carrying value which for the license and patents were $0. As for the shares they are eliminated against Additional Paid-In Capital (APIC) in the acquiring company.

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

NOTE 7 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded for the years ended December 31, 2025, and 2024.

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

	Estimated Remaining Life (years)	December 31, 2025	December 31, 2024
Capitalized patent costs	14.4	$176,509	$153,419
Accumulated amortization		(31,422)	(19,879)
Intangible assets, net		$145,087	$133,540

NOTE 8 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On December 31, 2025, there was $595,500 due in form of payroll and advanced expenses, as well as a short-term loan from affiliates of $395,668 and $52,459 in accrued interest. On December 31, 2024, there was $140,333 in form of payroll and advanced expenses, as well as a short-term loan from affiliates of $241,078 and $6,950 in accrued interest.

In the first nine months of 2025, management has forfeited $941,890 in payroll and affiliated expenses. Payroll accruals from prior year in the amount of $214,780 was eliminated against additional paid-in capital, while current years payroll expenses of $727,110 was reversed in general and administrative expenses.

The following table represents the major components of accounts payables and accrued expenses and other current liabilities at December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Payroll affiliates (1)	$577,500	$128,333
Pension/401K	114,534	74,504
Payroll taxes	43,787	11,944
Accounts payable affiliates (1)	18,000	12,000
Professional fees	412,521	47,777
Other accounts payable	838	394
Interest affiliates (3)	52,459	6,950
Interest	277,956	143,642
Un-issued shares affiliates (2)	82,006	132,639
Un-issued shares	16,272	91,729
Loan from Affiliates (3)	395,668	241,078
Short Term loan	50,000	48,000
Convertible note payable	805,000	805,000
Derivative Liability	403,353	186,652
Total	$3,249,894	$1,930,642

(1)	For each of CFO and CEO, there was $210,000 in accrued payroll and $3,500 for advanced expenses due, there was also $157,500 and $11,000 in accrued payroll and advanced expenses due to the former CCO at December 31, 2025. For each of CFO and CEO, there was $46,668 in accrued payroll and $4,000 for advanced expenses due, there was also $35,000 and $4,000 in accrued payroll and advanced expenses due to the former CCO at December 31, 2024.
(2)	The amount is to be converted into shares of Common Stock whereof on December 31, 2025, $82,006 is to our Directors for their attendance in board and committee meetings during the fourth quarter. On December 31, 2024 this amount was $132,639.
(3)	On December 31, 2025, the Company has a $395,668 loan from an affiliated company with an interest rate of 8%. The accrued interest is currently $52,459. On December 31, 2024, the Company the loan was $241,078 and the accrued interest $6,950.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

If the 2021 Notes are converted prior to us paying off such note, it would lead to substantial dilution to our shareholders as a result of the conversion discounted applicable to the 2021 Notes. There can be no assurance that there will be any funds available to pay off the 2021 Notes. If we fail to obtain such additional financing on a timely basis, the 2021 Holders may convert the 2021 Notes and sell the underlying shares, which may result in significant dilution to shareholders due to the conversion discount, as well as a significant decrease in our stock price.

On May 5, 2023, three (3) of the Notes were renegotiated; the interest was set to 10% (default rate 18%), a prepayment at 120% was included and the Notes extended until April 30, 2024. On July 15, 2024, a debt discount of $105,000 was added to the Notes principal and the Base Conversion Price to $0.08. The note has been in default since March 1, 2025.

At December 31, 2025, and 2024, the outstanding convertible notes were as follows:

Name		Principal due	Accrued interest	Total amount due
		December 31, 2024
Notes sold in exchange for cash	(1)(2)	$805,000	$143,642	$948,642

December 31, 2025
Notes sold in exchange for cash	(1)	$805,000	$277,956	$1,082,956

(1)	The note was sold on May 3, 2021 with a face value of $1,000,000 and debt discount of $102,875 paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).
(2)	During the year 2024 a total of $200,000 was converted into 1,675,849 shares of Common Stock. An additional $316,588 (including $51,588 in interest) was converted into 2,435,291 shares of Common Stock at an earlier date. The note has been in default since March 1, 2025.

NOTE 10 – EMBEDDED DERIVATIVE IN CONVERTIBLE NOTE

Convertible Note Terms

The Company has outstanding convertible debt with the following key terms:

●	Principal Amount: $1,082,956 (including accrued interest)
●	Conversion Price: $0.069 per share
●	Maturity Date: March 1, 2025
●	Current Market Price of Common Stock: $0.0758
●	Price Adjustment Feature: If the market price at conversion is below 0.08, the conversion price will be reduced by 120% of the difference between the conversion price and the market price.

Embedded Derivative Classification

The price adjustment feature meets the criteria for bifurcation as an embedded derivative under ASC 815-15-25-1 because:

●	It is not clearly and closely related to the host debt instrument.
●	The 120% adjustment creates a non-linear payoff linked to the stock price.
●	It is required to be separately accounted for at fair value with changes recorded in earnings.

Valuation Technique

The company has used a 100-step binomial lattice model for its valuations. The binomial model captures:

●	Path dependency of the adjustment feature.
●	Optimal conversion behavior (American-style exercise).
●	Probability-weighted payoffs under risk-neutral valuation.

Fair Value Measurement of Embedded Derivative

The fair value measurement of the derivative is classified within Level 3 of the fair value hierarchy established by ASC 820-10-35-37 through ASC 820-10-35-54A, as the valuation inputs include unobservable inputs (expected volatility) that are significant to the overall measurement.

The derivative liability on the note was at December 31, 2025, valued at $403,353, while principal amount was $1,082,956 (including accrued interest). On December 31, 2024, the notes principal amount was $948,642 (including accrued interest), the derivative liability was valued at $186,652. The following key inputs were used in the derivative debt calculation:

Parameter	December 31, 2025	December 31, 2024	Source/Methodology
Current Stock Price	$0.0758	$0.0899	Observable market price
Conversion Price	$0.0692	$0.08	Contractual terms
Volatility	109.45%	129.14%	Historical volatility of comparable companies
Risk-Free Rate	3.59%	4.37%	1.5-month (6-month)* U.S. Treasury yield
Time to Maturity	default	default	6 months*
Adjustment Multiplier	120%	120%	Contractual terms

*	The number of months used in the calculation to estimate the value of the derivative debt.

For the year ended December 31, 2025, the derivative liability was valued $403,353 resulting in an increase of the estimated fair value for the derivative of $216,701. For the year ended December 31, 2024, the derivative liability was valued $186,652.

Sensitivity and Risks

●	Volatility Impact: A 20% increase in volatility to 131.34% would increase the derivative liability by $63,087.
●	Stock Price Risk: A 20% increase of the stock price to $0.091 would increase the derivative liability by $176,737.
●	Concentration Risk: The value of the derivative liability is significantly higher that the instrument itself, which highlights a potential equity dilution.

NOTE 11 – ALLOCATION OF FAIR VALUE IN PRIVATE PLACEMENT

Unit Offering

During the period 10/30/2025 and 12/26/2025, the Company completed a private placement offering of 16,614,001 shares of common stock (after issuance of 1,230,667, or 8%, commission* shares, 8%) and 15,383,334 warrants for aggregate cash proceeds of $717,600 (after payment of $62,400, or 8%, in commission*). The shares and warrants were issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of common stock. 92% of the units were sold at $0.05, pre-commission, and the remainder at $0.06.

*	paid to the broker, Member FINRA / SIPC.

In accordance with ASC 505-10-30-6 (Relative Fair Value Allocation), the total proceeds were allocated to the common stock and the warrants based on their relative fair values on the date of issuance. The fair value of the common stock was determined based on the quoted market price of $0.08223 per share on the issuance date. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, resulting in a fair value of $0.061 per warrant.

The allocation was calculated as follows:

Component	Standalone Fair Value	% of Total Fair Value	Allocation of Proceeds	Allocation per Share/Warrant
Common Stock (16,614,001 shares)	$1,366,246	59.28%	$425,370	$0.0256
Warrants (15,383,334 warrants)	938,613	40.72%	292,230	0.0190
Total	$2,304,861	100%	$717,600

The allocated value per share is $0.0256 ($425,370 ÷ 16,614,001 shares), and the allocated value per warrant is $0.019 ($292,230 ÷ 15,383,334 warrants), or a 68.87% discount to market.

When a company issues two or more equity instruments (e.g., common stock and warrants) in a single transaction for a lump-sum proceeds amount, the proceeds must be allocated to each instrument based on their relative fair values on the issuance date. No gain or loss is recognized on the initial recognition.

Warrant Terms

The warrants have an exercise price of $0.12 per share, are exercisable immediately, and expire between 10/29/2030 and 12/25/2030. Each warrant entitles the holder to purchase one share of common stock. As of 12/31/2025, 15,383,334 warrants were outstanding.

In accordance with ASC 505-10-50-3, the following information is disclosed regarding the warrants:

●	Number of shares issuable upon exercise: 15,383,334 shares
●	Exercise price: $0.12 per share
●	Exercise period: through 12/25/2030

Fair Value Measurement (ASC 820)

The fair value of the warrants was estimated using the Black-Scholes option-pricing model in accordance with ASC 820-10-35-2 (Fair Value Measurement Framework). The following significant inputs were used in the valuation:

Assumption	Value
Expected volatility	119.99 - 121.82%
Expected term	5 years
Risk-free interest rate	3.61 - 3.86%
Expected dividend yield	none

The fair value measurement of the warrants is classified within Level 3 of the fair value hierarchy established by ASC 820-10-35-37 through ASC 820-10-35-54A, as the valuation inputs include unobservable inputs (expected volatility) that are significant to the overall measurement.

Warrant Activity

A summary of warrant activity for the year ended 12/31/2025 is as follows:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding, beginning of year	1,292,030	$0.22	3.0
Granted	15,383,334	0.12	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding, end of year	16,675,364	$0.13	4.6

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 400,000,000 shares of Common Stock, and 50,000,000 shares of Preferred Stock.

Preferred Stock

Each share of Preferred Stock has the voting power of ten shares of Common Stock, and can at any time be converted into five, shares of Common Stock. The number of shares of Preferred Stock issued and outstanding during the reporting period(s).

Issuances in the period January 1 and December 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/1/2024		—	$—	$—
8/19/2024	g	19,221,026	4,139,126	0.215	conversion Common	affiliate
8/19/2024	c	8,973,405	160,949	0.018	exercise of warrant	affiliate
8/19/2024	c	776,817	353,840	0.455	debt conversion	affiliate
8/28/2024	g	22,370	14,820	0.662	conversion Common	affiliate
8/28/2024	g	(100,000)	(500)	0.005	conversion Common	affiliate
10/25/2024	c	28,467,564	15,481,377	0.544	subsidiary acquisition	affiliate
10/25/2024	a	(14,085,410)	—	—	return to treasury	affiliate
10/25/2024	c	—	(15,860,281)	—	Subsidiary integration	affiliate
12/4/2024	g	(200,000)	(1,000)	0.005	stock conversion	affiliate
See note 13	b	82,476	39,999	0.485	see 2021 stock plan	affiliate
12/31/2024		43,158,248	$4,328,332	$0.100

Issuances in the period January 1 and December 31, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/1/2025		43,158,248	$4,328,332	$0.100
1/10/2025	g	(150,000)	(750)	0.005	stock conversion	affiliate
3/31/2025		—	214,780	—	payroll forfeiture*	affiliate
12/10/2025	g	(300,000)	(1,500)	0.005	stock conversion	affiliate
See note 13	d	575,743	207,288	0.360	2021 Stock Plan	affiliate
12/31/2025		43,283,991	$4,748,150	$0.110

*	The transaction originating from the Company’s Officers forfeiting payroll of $941,890, whereof $214,780 was accrued in prior year. (See note 8 for more details).

Common stock

Number of shares of Common Stock issued and outstanding during the reporting period(s):

Issuances in the period January 1 and December 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/1/2024		144,642,333	$13,275,357	$0.092
1/17/2024	a	—	(45,000)	—	subscription
1/17/2024	a	333,333	45,000	0.135	private placement
1/18/2024	c	3,703,704	371,108	0.100	debt conversion
1/18/2024	c	3,599,289	485,904	0.135	debt conversion	affiliate
1/22/2024	c	4,356,778	—	—	exercise of warrant	cashless
1/22/2024	b	8,950,474	1,163,562	0.130	convertible note
3/20/2024	b	906,618	100,000	0.110	convertible note
3/27/2024	c	3,705,808	279,051	0.075	debt conversion
4/4/2024	c	1,000,000	104,000	0.104	debt conversion
4/15/2024	b	479,192	62,295	0.130	convertible note
4/15/2024	a	173,077	18,000	0.104	private placement
4/19/2024	c	250,000	32,125	0.129	debt conversion
4/22/2024	a	194,553	25,000	0.128	private placement
5/16/2024	b	769,231	100,000	0.130	convertible note
5/20/2024	c	1,027,397	150,000	0.146	debt conversion
6/27/2024	a	212,766	20,000	0.094	private placement
8/19/2024	g	(96,105,125)	(4,139,126)	0.043	stock conversion	affiliate
8/28/2024	g	(111,847)	(14,820)	0.133	stock conversion	affiliate
8/28/2024	g	500,000	500	0.001	stock conversion	affiliate
10/25/2024	h	3,389,169	368,623	0.109	subsidiary acquisition
12/4/2024	h	1,000,000	1,000	0.001	stock conversion
see note 13	d	1,886,944	198,628	0.105	2021 Stock Plan	affiliate
see note 13	d	1,919,214	199,682	0.104	2021 Stock Plan
12/31/2024		86,782,908	$12,800,889	$0.148

Issuances in the period January 1 and December 31, 2025

Date			# Shares	Amount	Price/Share	Type	Notice
1/1/2025			86,782,908	$12,800,889	$0.147
1/10/2025	h		750,000	750	0.001	stock conversion
9/30/2025	a		—	13,353	—	subscription
10/30/2025	a		—	(13,353)	—	subscription
10/30/2025	a		226,937	13,616	0.060	private placement
11/13/2025	a	*	15,444,001	389,872	0.025	private placement
11/13/2025	a	*	—	267,928	—	warrants
12/19/2025	a	*	1,170,000	35,498	0.030	private placement
12/19/2025	a	*	—	24,302	—	warrants
12/10/2025	c		609,858	49,337	0.081	consulting fees
12/10/2025	h		1,500,000	1,500	0.001	stock conversion
see note 13	d		1,664,027	121,062	0.073	2021 Stock Plan
12/31/2025			108,147,731	$13,625,905	$0.127

*	See further Note 11

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Common Stock underlying the Convertible Note(s) are currently eligible for resale under Rule 144. At the time of sale of the promissory note, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
e	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in section 12(a) of the Securities Act.
f	The shares were issued after the Company filed a registration statement with the SEC, on Form S-1
g	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 145 of the Securities Act.
h	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption under Rule 144 of the Securities Act.

Common Shares due, but not yet issued in accordance with service contract for the year ended December 31, 2025:

Date	# Shares	Amount	Price/Share	Type	Notice
12/31/2025	75,000	$4,883	$0.065	consulting fees
12/31/2025	75,000	$4,883	$0.065

Common Stock Warrants

The fair value of stock warrants granted for the year ended December 31, 2025, and 2024 was calculated with the following assumptions:

	2025	2024
Risk-free interest rate	3.55 – 4.61%	3.41 – 4.72%
Expected dividend yield	0%	0%
Volatility factor (monthly)	120.44%	134.66%
Expected life of warrant	5 years	5 years

For the year ended December 31, 2025 the Company issued 15,383,334 warrants as part of a private placement unit offering, see note 11. For the year ended December 31, 2024 the Company did not award any warrants, while 50,000 warrants valued at $21,606 were retired.

The following table summarizes the Company’s Common Stock warrant activity for the years ended December 31, 2025, and 2024:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2024	1,342,030	$0.29	3.8
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	(50,000)	2.00	—
Outstanding as at December 31, 2024	1,292,030	$0.22	3.0
Granted	15,383,334	0.12	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at December 31, 2025	16,675,364	$0.13	4.6

The following table summarizes information about stock warrants that are vested or expected to vest at December 31, 2025 with a market price of $0.15 at December 31, 2025:

		Warrants Outstanding and Exercisable
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.12	15,383,334	$0.12	4.9	$—
0.20-0.25	1,264,030	0.23	2.0	—
0.47	28,000	0.47	1.6	—
$0.12-0.47	16,675,364	$0.13	4.6	$—

The weighted-average remaining contractual life for warrants exercisable at December 31, 2025 is 4.6 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at December 31, 2025.

The following table sets forth the status of the Company’s non-vested warrants as at December 31, 2025, and 2024.

	Number of Warrants	Weighted- Average Grant-Date Fair Value per share
Non-vested as at January 1, 2024	—	$—
Granted	—	—
Forfeited/Cancelled	(50,000)	0.43
Vested	—	—
Non-vested as at December 31, 2024	—	$—
Granted	15,383,334	0.12
Forfeited/Cancelled	—	—
Vested	—	—
Non-vested as at December 31, 2025	—	$—

NOTE 13 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Employee, Director and Consultant Stock Plan” (the “2021 Plan”) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year. On January 1, 2025, the 2021 Plan was reset in accordance with its stipulations. After the reset on January 1, 2025, there were 46,610,565 shares of Common Stock awards available for grant.

Under the terms of the 2021 Plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards, which are fully and immediately vested upon issuance, may be directly issued under the Plan (without any intervening options).

Shares Awarded and Issued 2021 Plan:

As at January 1, 2025, there were 5,520,101 shares issued valued at a fair historic market value of $481,075 at the time of award and at December 31, 2025, there were 10,062,844 shares issued valued at a fair historic market value of $807,723 at the time of award. As at January 1, 2024, there were 5,520,101 shares issued valued at a fair historic market value $480,976 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the years ended December 31, 2025, and 2024:

Issuances under the 2021 Stock Plan in the period January 1 and December 31, 2024

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2024		5,288,687	$90,856	$0.017
3/22/2024		211,269	21,338	0.101	stipend	affiliate
3/22/2024		72,423	7,315	0.101	stipend
3/22/2024		979,191	101,835	0.104	bonus	affiliate
3/22/2024		1,520,808	158,164	0.104	bonus
4/19/2024		241,938	30,000	0.124	stipend	affiliate
4/19/2024		86,246	10,695	0.124	stipend
8/14/2024		454,546	45,455	0.100	stipend	affiliate
8/14/2024		84,646	8,464	0.100	stipend
10/25/2024	*	412,380	40,000	0.097	stipend	affiliate
10/25/2024		155,091	15,044	0.097	stipend
10/25/2024	**	(3,597,529)	(7,591)	0.002	forfeited	affiliate
10/25/2024	**	(389,595)	(40,518)	0.104	forfeited	affiliate
12/31/2024		5,520,101	$481,075	$0.087

Issuances under the 2021 Stock Plan in the period January 1 and December 31, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		5,520,101	$481,075	$0.087
1/06/2025	*	634,921	43,172	0.068	stipend	affiliates
1/06/2025		164,730	11,202	0.068	stipend
1/06/2025	*	1,315,780	88,294	0.067	bonus	affiliates
1/06/2025		1,184,221	80,098	0.068	bonus
5/12/2025	*	156,255	21,876	0.140	stipend	affiliates
5/12/2025		110,384	15,454	0.140	stipend
11/14/2025	*	771,760	53,946	0.070	stipend	affiliates
11/14/2025		204,692	14,308	0.070	stipend
12/31/2025		10,062,844	$809,407	$0.080

The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.
*	The shares were issued as Preferred Shares, but are for comparison purposes expressed as Common share equivalents in this table.
**	The shares were forfeited in connection with the NDPD acquisition in October 2024. For comparative purposes shares issued within the 2021 stock plan are adjusted for grant availability purposes only, see also note 6

Shares awarded, but not yet issued, under the 2021 Stock Plan for the year ended December 31, 2025:

Date		# Shares	Amount	Price/Share	Type	Notice
12/31/2025	*	1,081,875	$82,006	$0.076	stipend	affiliate
12/31/2025		150,250	11,389	0.076	stipend
12/31/2025		1,232,125	$93,395	$0.076

For the year ended December 31, 2025, the Company recorded stock-based compensation expense of $197,376 (including $156,655 to affiliates) in connection with share-based payment awards. For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $634,025 (including $349,929 to affiliates) in connection with share-based payment awards.

Total number of shares awarded from the 2021 Plan

	Number of Shares	Fair Value per Share	Weighted Average Market Value per Share
Shares Issued as of January 1, 2024	5,288,687	$0.001 – 0.55	$0.02
Shares Issued	4,218,538	0.097 – 0.12	0.10
Shares Retired	(3,987,124)	0.002 – 0.10	0.01
Shares Issued as of December 31, 2024	5,520,101	$0.001 – 0.55	$0.09
Shares Issued	4,542,742	0.070 – 0.14	0.07
Shares Issued as of December 31, 2025	10,062,843	$0.001 – 0.55	$0.08

Stock options granted and vested 2021 Plan:

For the year ended December 31, 2025, there were no options awarded under the 2021 Stock Plan. For the year ended December 31, 2024, there were no options awarded under the 2021 Stock Plan. However, 335,000 options were forfeited.

As at December 31, 2025, there was no unrecognized compensation expense related to non-vested stock option awards. The following table summarizes the Company’s stock option activity for the year ended December 31, 2025, and 2024:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price per Share
Outstanding as of January 1, 2024	335,000	$0.001 – 0.95	$0.62
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	(335,000)	0.001 – 0.95	0.62
Outstanding as of December 31, 2024	—	$—	$—
Granted	—	—	—
Exercised	—	—	—
Options forfeited/cancelled	—	—	—
Outstanding as of December 31, 2025	—	$—	$—

At December 31, 2025 and 2024, there are no stock options outstanding.

As at December 31, 2025, the Company has 42,067,823 options or stock awards available for grant under the 2021 Plan.

NOTE 14 – NON-CONTROLLING INTEREST

On August 19, 2024, the minority shareholders in Pharmalectin, which included Company officers, exercised a conversion option for a 16.8% ownership in Bioxytran. The outstanding non-controlling interest of $855,160 was eliminated against equity.

NOTE 15 – PROVISION FOR INCOME TAXES

Provision for Income Taxes

During the year ended December 31, 2025, and 2024, no provision for income taxes was recorded as the Company generated net operating losses.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	2025	2024
Deferred Tax Assets:
Net operating loss carryforward	$16,700,000	$14,782,865

Total deferred tax assets	3,507,000	3,104,402

Valuation allowance	(3,507,000)	(3,104,402)

Deferred tax asset, net of valuation allowance	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Tax benefit at federal statutory rate	(21.0)%	(21.0)%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not those future benefits of deferred tax assets will not be realized.

At December 31, 2025, the Company had approximately $16,700,000 of federal net operating losses that may be available to offset future taxable income, At December 31, 2024, the Company had approximately $14,782,865 of federal net operating losses that may be available to offset future taxable income. $2,870 of the net operating loss carry forwards (NOL), if not utilized, will expire in 2037 for federal purposes, the remaining amount of NOL can be carried forward indefinitely. As at the fiscal year 2025, a deduction for issued warrants and stock options and restricted shares awarded from the 2021 Stock Plan for a total of $3,138,628 has not yet been made, for the fiscal year 2024 this total was $2,944,751. The market value less exercise price for these awards will be deducted if and when the warrants and stock options are exercised, while the restricted shares will be deducted at market value at the date they were awarded, once the restriction is removed.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On December 29, 2025, the Company terminated an officer for cause. The officer has contested all allegations and has, so far, submitted a worker rights complaint with the state of Washington, which the Company has contested as having no foundation or basis in fact. The Company does not believe the former officer will be successful in his claim, therefore no accrual has been allocated.

NOTE 17 – SUBSEQUENT EVENTS

2021 Stock Plan Reset

On January 1, 2026, the 2021 Employee, Director and Consultant Stock Plan (the “2021 Plan”) was automatically reset in accordance with the stipulations (15% of outstanding shares on a fully diluted basis). After the reset there were 51,787,524 shares in Common Stock awards available for grant.

Unit Offering

During the period 1/20/2026 and 1/23/2026, the Company completed the private placement offering with the sale of an additional 4,716,000 shares of common stock (after issuance of 349,333 commission* shares) and 4,366,667 warrants for aggregate cash proceeds of $241,040 (after payment of $20,960 in commission*). The shares and warrants were issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of common stock.

*	paid to the broker, Member FINRA / SIPC.

In accordance with ASC 505-10-30-6 (Relative Fair Value Allocation), the total proceeds were allocated to the common stock and the warrants based on their relative fair values on the date of issuance. The fair value of the common stock was determined based on the quoted market price of $0.051 per share on the issuance date. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, resulting in a fair value of $0.042 per warrant.

The allocation was calculated as follows:

Component	Standalone Fair Value	% of Total Fair Value	Allocation of Proceeds	Allocation per Share/Warrant
Common Stock (4,716,000 shares)	$283,381	60.45%	$145,701	$0.0309
Warrants (4,366,667 warrants)	185,430	39.55%	95,339	0.0218
Total	$468,811	100%	$241,040

The allocated value per share is $0.031 ($145,701 ÷ 4,716,000 shares), and the allocated value per warrant is $0.022 ($95,339 ÷ 4,366,667 warrants), or a 48.58% discount to market.

Issuances of Common Stock subsequent to December 31, 2025

Date			# Shares	Amount	Price/Share	Type	Notice
1/01/2026			108,147,731	$13,607,433	$0.126
1/23/2026	a	*	4,716,000	145,701	0.031	private placement
1/23/2026	a	*	—	95,339	—	warrants
1/10/2026	c		75,000	5,550	0.074	consulting fees
2/10/2026	c		239,155	10,888	0.046	consulting fees
3/10/2026	c		184,000	8,150	0.044	consulting fees
4/15/2026			113,361,886	$13,873,061	$0.122

Issuances of Warrants subsequent to to December 31, 2025

Date			# Warrants	wavg Term	wavg Exerc	Type	Notice
1/01/2026			16,675,364	4.6	$0.13
1/23/2026	a	*	4,366,667	5.0	0.12	private placement
4/15/2026			21,042,031	4.6	$0.12

*	Around January 23, 2026, the Company issued 4,366,667 shares of Common Stock at a price of $0.06 per share, as well as 4,366,667 (100% coverage) 5-year warrants exercisable to Common Stock at $0.12 per share, as part of a $262,000 private placement offering. A commission of $20,960 (8%) was awarded to the (Member FINRA / SIPC) broker, along with 349,333 (8%) shares of Common Stock, was directly integrated into the purchase. Generating $241,040 ($0.051/share) in net cash received.

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the Exchange Exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the Compensatory Benefit Plan pursuant to Rule 701 of the Securities Act.

Shares awarded, but not yet issued, under the 2021 Stock Plan subsequent to December 31, 2025:

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2026		1,232,125	$93,395	$0.076	stipend
1/30/2026	**	30,000,000	1,278,600	0.043	bonus	affiliate
3/31/2026		254,240	11,415	0.045	stipend
4/15/2026		31,486,365	$1,383,410	$0.044

**

The Board of Directors awarded the CEO 6,000,000 Preferred Shares, a 1:5 conversion, as a performance grant in recognition of his role in executing the Company’s first commercial distribution agreement and advancing capital funding initiatives.

The shares will be issued as Preferred Stock, but are for comparative purpose expressed as Common share equivalents in this table.

Management sees no further subsequent events requiring disclosure.

