Form 10-Q
period 2026-03-31
BIOXYTRAN, INC
filed 2026-05-15
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The amount of registered shares of the registrant’s Common Stock as of May 15, 2026, was 114,195,220.

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

BIOXYTRAN, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026 Unaudited	December 31, 2025 Audited
ASSETS
Current assets:
Cash	$463,047	$509,914
Pre-payment	—	3,551
Total current assets	463,047	513,465

Intangibles, net	152,206	145,087

Total assets	$615,253	$658,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,065,504	$849,636
Accounts payable affiliates	869,237	647,959
Un-issued shares liability	27,687	16,272
Un-issued shares liability affiliates	1,360,606	82,006
Loan from affiliates	355,598	395,668
Other short-term loans	50,000	50,000
Derivative Liability	476,489	403,353
Convertible notes payable, net of premium and discount	805,000	805,000
Total current liabilities	5,010,121	3,249,894

Total liabilities	5,010,121	3,249,894

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 43,283,991 issued and outstanding as at March 31, 2026, and December 31, 2025	43,284	43,284
Common stock, $0.001 par value; 400,000,000 shares authorized; 113,361,886 and 108,147,731 issued and outstanding as at March 31, 2026, and December 31, 2025, respectively	113,362	108,148
Additional paid-in capital	18,561,721	18,301,472
Accumulated deficit	(23,113,235)	(21,044,246)
Total stockholders’ deficit	(4,394,868)	(2,591,342)

Total liabilities and stockholders’ equity	$615,253	$658,552

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE-MONTHS ENDED MARCH 31, 2026 AND 2025

UNAUDITED

	Three-months ended
	March 31, 2026	March 31, 2025
Operating expenses:
Research and development	$225,479	$349,500
General and administrative	213,974	143,770
General and administrative affiliates	1,493,600	21,872
Total operating expenses	1,933,053	515,142

Loss from operations	(1,933,053)	(515,142)

Other expenses:
Change in fair value (“FV”) of derivative	(73,136)	(804,752)
Interest expense	(35,729)	(31,157)
Interest expense affiliate	(24,963)	(733)
Amortization of Intellectual Property	(2,108)	(1,851)
Total other expenses	(135,936)	(838,493)

Net loss before provision for income taxes	(2,068,989)	(1,353,635)

Provision for income taxes	—	—
Net loss	(2,068,989)	(1,353,635)

Net loss attributable to the non-controlling interest	—	—

NET LOSS ATTRIBUTABLE TO BIOXYTRAN	$(2,068,989)	$(1,353,635)

Loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	112,283,387	88,839,723

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE-MONTHS ENDED MARCH 31, 2026 AND 2025

UNAUDITED

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Share-holder Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
1/1/2025	86,782,908	$86,783	43,158,248	$43,158	$16,999,279	$(18,921,169)	$(1,791,949)

Shares issued to BOD & Mgmnt - 2021 Plan	—	—	390,140	390	131,076		131,466
Shares issued to consultants - 2021 Plan	1,348,951	1,349	—	—	89,951		91,300
Conversion between stock classes	750,000	750	(150,000)	(150)	(600)		—
Payroll forfeiture by Mgmnt *					214,780		214,780
Net loss						(1,353,635)	(1,353,635)
3/31/2025	88,881,859	$88,882	43,398,388	$43,398	$17,434,486	$(20,274,804)	$(2,708,038)

1/1/2026	108,147,731	$108,148	43,283,991	$43,284	$18,301,472	$(21,044,246)	$(2,591,342)
Cash stock transactions	4,716,000	4,716	—	—	140,985		145,701
Issuance to consultants	498,155	498			23,925		24,423
Issuance of warrants					95,339		95,339
Net loss						(2,068,989)	(2,068,989)
3/31/2026	113,361,886	$113,362	43,283,991	$43,284	$18,561,721	$(23,113,235)	$(4,394,868)

*	The transaction originating from the Company’s Officers forfeiting $578,959 of accrued payroll in the first quarter of 2025.

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTHS ENDED MARCH 31, 2026 AND 2025

UNAUDITED

	Three-months ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,068,989)	$(1,353,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Intellectual Property	2,108	1,851
Stock-based compensation expense	35,838	91,300
Stock-based compensation expense, affiliate	1,278,600	131,466
Change in FV of Derivative	73,136	804,752
Changes in operating assets and liabilities:
Increase in Pre-payments	3,551	—
Accounts payable and accrued expenses	215,868	161,575
Accounts payable affiliates	221,278	(4,632)
Net cash used in operating activities	(238,610)	(167,323)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(9,227)	(15)
Net cash used in investing activities	(9,227)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock transactions	145,701	—
Short-term loans, affiliates	(40,070)	166,532
Issuance of warrants	95,339	—
Net cash provided by financing activities	200,970	166,532

Net decrease in cash	(46,867)	(806)
Cash, beginning of period	509,914	5,154
Cash, end of period	$463,047	$4,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$32,043	$—
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES:
Payroll forgiveness	$—	$214,780

See the accompanying notes to these consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2026 AND 2025

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

Pharmalectin, Inc. (“Pharmalectin”) is a wholly owned subsidiary focused on the development, manufacture and commercialization of therapeutic drugs designed to address conditions related to viral diseases.

NDPD Pharma, Inc. (“NDPD”) is a wholly owned subsidiary focused on prototyping and development of specialized equipment for pharmaceutical manufacturing, and in the development of carbohydrate molecules deriving from partially hydrolyzed guar gum (“PHGG”).

Our wholly owned Subsidiary, Pharmalectin (BVI), Inc. (“Pharmalectin BVI”) is the owner and custodian of the Company’s Copyrights, Trade Marks and Patents.

Our majority owned subsidiary, Pharmalectin India Pvt Ltd. (“Pharmalectin India”) is managing the Company’s local clinical research and trials, and holds the local rights to commercialization.

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

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. Pharmalectin was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin, Inc. On August 19, 2024, the Company acquired the minority interest of Pharmalectin from officers of the Company. As at March 31, 2026, there are 15,000,000 shares of Common Stock issued and outstanding.

NDPD Pharma was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On October 25, 2024, the Company acquired 100% of NDPD’s shares of Common Stock, the beneficial ownership of which included Company officers. As at March 31, 2026, there are 15,000,000 shares of Common Stock issued and outstanding.

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

At March 31, 2026, the Company held cash balances totaling approximately $463,047, spread over 5 accounts. Deposits are insured by the FDIC up to $250,000 per institution. The Company’s cash balances periodically exceed this limit, resulting in uninsured deposits of approximately $188,464 at quarter-end. While management monitors the creditworthiness of its banks, a failure of any institution could result in the loss of uninsured amounts. No such losses have occurred to date.

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

At March 31, 2026, we would, based on the market price of $0.0449/share, be obligated to issue approximately 29,532,338 shares of Common Stock upon conversion of the convertible note we issued in 2021 (the “2021 Note”) and 21,042,031 shares upon exercise of warrants, currently outstanding. For the 2021 Note, the amount of shares are based on $1,118,685 of principal and accrued interest currently outstanding.

The 2021 Note issued on May 3, 2021, with its maturity date extended through March 1, 2025, carries an interest rate of 10%, with a default rate of 18%, and is convertible at the lower of (i) a fixed price of $0.08, or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced by 120% of the difference between the conversion price and the market price. The 2021 Note has been in default since March 1, 2025, with a default interest of 18%.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the quarter ended March 31, 2026 the Company incurred $225,479 in research and development expenses, due to lack of funding, while during the quarter ended March 31, 2025 the Company incurred $349,500.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at March 31, 2026, the Company had cash of $463,047 and a negative working capital of $4,547,075. As at March 31, 2026, the Company has not yet generated any revenues from operations, and has incurred an accumulated deficit of $23,113,235. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the quarter ended March 31, 2026, the Company raised a total of $241,040 through private placements consisting of $145,701 in stock and $95,339 in warrants to purchase Common Stock. During the same period in 2025, the Company raised $166,532 in short-term loans from affiliates. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2026 and is pursuing alternative opportunities to funding.

The Company intends to raise additional capital through private placements of debt and/or equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

For the quarter ended March 31, 2026

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

i.	Revenue and Geographic Information: As of March 31, 2026, the Company has not yet generated significant revenues from its pharmaceutical products as it remains in the research and development phase. Consequently, there is no dis-aggregation of revenue by geographic area or product line.

ii.	Major Customers and Concentration of Risk: Since the Company is in the development phase and has not generated revenue from product sales, there are no major customers to report. The Company is reliant on funding through private placements, equity offerings, and other financial arrangements to sustain its research and development efforts.

iii.	Long-lived Assets by Geographic Region: The Company’s tangible and intangible assets, including intellectual property and research-related equipment, are located within the United States and BVI. However, these assets do not represent a significant portion of the Company’s total assets.

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

NOTE 5 - AFFILIATES TRANSACTIONS

On January 30, 2026, the Company granted 6,000,000 shares of the Company’s Convertible Preferred Stock to Dr. Platt as a performance grant in recognition of his role in executing the Company’s first commercial distribution agreement and advancing capital funding initiatives. The shares are not yet issued.

The Company holds a License Agreement (the “License” or “Agreement”) for a medical device (license obtained in 2019) with an affiliated company in which Company officers hold a majority interest. The device was developed prior to the establishment of Bioxytran. The annual maintenance cost for the license amounts to $5,000.

NOTE 6 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded at March 31, 2026, and December 31, 2025.

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

	Estimated Remaining Life (years)	March 31, 2026	December 31, 2025
Capitalized patent costs	14.4	$185,737	$176,509
Accumulated amortization		(33,531)	(31,423)
Intangible assets, net		$152,206	$145,087

NOTE 7 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On March 31, 2026, there was $787,500 due in form of accrued liabilities and accounts payable. Further there was a short-term loan from affiliates of $355,598 and $45,379 in accrued interest. On December 31, 2025, there was $577,500 in form of accrued liabilities and accounts payable while the short-term loan amounted to $395,668 and the accrued interest $52,459.

The following table represents the major components of accounts payable and accrued expenses and other current liabilities at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Affiliate liabilities (1)	$787,500	$577,500
Pension/401K	155,160	114,534
Payroll tax reserve	55,728	43,787
Accounts payable affiliates (1)	11,000	18,000
Professional fees	561,484	412,521
Other accounts payable	4,805	838
Interest affiliates (3)	45,379	52,459
Interest	313,685	277,956
Un-issued shares affiliates (2)	1,360,606	82,006
Un-issued shares	27,687	16,272
Loan from affiliates (3)	355,598	395,668
Short term loan	50,000	50,000
Convertible note payable	805,000	805,000
Derivative liability	476,489	403,353
Total	$5,010,121	$3,249,894

(1)	For each of the CFO and CEO, there was $315,000 and $213,500 in accrued liabilities as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, and at December 31, 2025, the Company had recorded reserves for contingent compensation claims of $157,500 and $11,000 relating to disputed compensation and expense reimbursement claims asserted by the former Chief Commercial Officer and current shareholder. These amounts reflect management’s reserve associated with a disputed matter and do not represent routine accrued payroll obligations incurred in the ordinary course.
(2)	As of March 31, 2026, the amount to be converted into shares of Preferred Stock is $1,360,606. This consist of $82,006 is to our Directors for their attendance at board and committee meetings during the fourth quarter and $1,278,600 to Dr. Platt as a performance grant in recognition of his role in executing the Company’s first commercial distribution agreement and advancing capital funding initiatives. On December 31, 2025 this amount was $82,006.
(3)	On March 31, 2026, the Company has a $355,598 loan from an affiliated company with an interest rate of 8%. The accrued interest is currently $45,379. On December 31, 2025, the Company the loan was $395,668 and the accrued interest $52,459.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Around May 3, 2021, we entered into four (4) Securities Purchase Agreements (the “2021 SPA’s”), under which we agreed to sell convertible promissory notes (the “2021 Notes”), in an aggregate principal amount of $2,165,000 with 6% interest.

At any time after the issue date of the 2021 Notes, the Holders of the 2012 Notes, (the “2021 Holders”), have the option to convert all or any part of the outstanding and unpaid principal amount and accrued and unpaid interest of the 2021 Notes into shares of our Common Stock at the Conversion Price. The “Conversion Price” will be the lesser of (i) $.13 per share or (ii) if the market price at the date of conversion is below $0.13, the conversion price will be reduced by 120% of the difference between the conversion price and the market price.

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

On May 5, 2023, three (3) of the Notes were renegotiated; the interest was set to 10% (default rate 18%), a prepayment at 120% was included and the Notes extended until April 30, 2024. Two of the notes were fully converted and on July 15, 2024, a debt discount of $105,000 was added to the remaining notes principal and the Base Conversion Price was reset to $0.08. The last outstanding note issued in 2021 has been in default since March 1, 2025, with a default interest of 18%.

At March 31, 2026, and December 31, 2025, the outstanding convertible notes were as follows:

Name		Principal due	Accrued interest	Total amount due
		December 31, 2025
Notes sold in exchange for cash	(1)	$805,000	$277,956	$1,082,956

March 31, 2026
Notes sold in exchange for cash	(1)	$805,000	$313,685	$1,118,685

(1)	The note was sold on May 3, 2021 with a face value of $1,000,000 and debt discount of $102,875 paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).

NOTE 9 – EMBEDDED DERIVATIVE IN CONVERTIBLE NOTE

Convertible Note Terms

The Company has outstanding convertible debt with the following key terms:

●	Principal Amount: $1,118,685 (including accrued interest)
●	Conversion Price: $0.0379 per share
●	Maturity Date: March 1, 2025
●	Current Market Price of Common Stock: $0.0499
●	Price Adjustment Feature: If the market price at conversion is below 0.08, the conversion price will be reduced by 120% of the difference between the conversion price and the market price.

Embedded Derivative Classification

The price adjustment feature meets the criteria for bifurcation as an embedded derivative under ASC 815-15-25-1 because:

●	It is not clearly and closely related to the host debt instrument.
●	The 120% adjustment creates a non-linear payoff linked to the stock price.
●	It is required to be separately accounted for at fair value with changes recorded in earnings.

Valuation Technique

The company has used a 100-step binomial lattice model for its valuations. The binomial model captures:

●	Path dependency of the adjustment feature.
●	Optimal conversion behavior (American-style exercise).
●	Probability-weighted payoffs under risk-neutral valuation.

Fair Value Measurement of Embedded Derivative

The fair value measurement of the derivative is classified within Level 3 of the fair value hierarchy established by ASC 820-10-35-37 through ASC 820-10-35-54A, as the valuation inputs include unobservable inputs (expected volatility) that are significant to the overall measurement.

The derivative liability on the note was at March 31, 2026, valued at $476,489, while principal amount was $1,118,685 (including accrued interest). On December 31, 2025, the notes principal amount was $1,082,956 (including accrued interest), the derivative liability was valued at $403,353. The following key inputs were used in the derivative debt calculation:

Parameter	March 31, 2026	December 31, 2025	Source/Methodology
Current Stock Price	$0.0499	$0.0758	Observable market price
Conversion Price	$0.0379	$0.0692	Contractual terms
Volatility	105.26%	109.45%	Historical volatility of comparable companies
Risk-Free Rate	3.72%	3.59%	1.5-month (6-month)* U.S. Treasury yield
Time to Maturity	default	default	6 months*
Adjustment Multiplier	120%	120%	Contractual terms

*	The number of months used in the calculation to estimate the value of the derivative debt.

For the quarter ended March 31, 2026, the increase of the estimated fair value for was derivative of $73,136.

Sensitivity and Risks

●	Volatility Impact: A 20% increase in volatility to 126.31% would increase the derivative liability by $64,171.
●	Stock Price Risk: A 20% increase of the stock price to $0.0539 would increase the derivative liability by $63,190.
●	Concentration Risk: The value of the derivative liability is significantly higher that the instrument itself, which highlights a potential equity dilution.

NOTE 10 – ALLOCATION OF FAIR VALUE IN PRIVATE PLACEMENT

Unit Offering

During the period from October 30, 2025, to January 23, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.051 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $958,640 (after $83,360 cash commission) and issued 21,467,392 shares of Common Stock (after 1,717,391 bonus shares), as well as 19,750,001 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.047 per unit.

In the period ended on March 31, 2026, raised net cash proceeds of $241,040 (after payment of $20,960 in commission) the fair value of the Common Stock was determined based on the quoted market price of $0.051 per unit on the issuance date. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, resulting in a fair value of $0.042 per warrant.

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

When a company issues two or more equity instruments (e.g., Common Stock and warrants) in a single transaction for a lump-sum amount, the proceeds must be allocated to each instrument based on their relative fair values on the issuance date. No gain or loss is recognized on the initial recognition.

Warrant Terms

The warrants have an exercise price of $0.12 per share, are exercisable immediately, and expire between on 1/22/2031. Each warrant entitles the holder to purchase one share of Common Stock. As of March 31, 2026, 21,042,031 warrants were outstanding.

In accordance with ASC 505-10-50-3, the following information is disclosed regarding the warrants:

●	Number of shares issuable upon exercise: 4,366,667 shares
●	Exercise price: $0.12 per share
●	Exercise period: through 1/22/2031

Fair Value Measurement (ASC 820)

The fair value of the warrants was estimated using the Black-Scholes option-pricing model in accordance with ASC 820-10-35-2 (Fair Value Measurement Framework). The following significant inputs were used in the valuation:

Assumption	Value
Expected volatility	119.99%
Expected term	5 years
Risk-free interest rate	3.92%
Expected dividend yield	none

The fair value measurement of the warrants is classified within Level 3 of the fair value hierarchy established by ASC 820-10-35-37 through ASC 820-10-35-54A, as the valuation inputs include unobservable inputs (expected volatility) that are significant to the overall measurement.

Warrant Activity

A summary of warrant activity for the quarter ended March 31, 2026 is as follows:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2026	16,675,364	$0.13	4.6
Granted	4,366,667	0.12	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at March 31, 2026	21,042,031	$0.12	4.6

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of Preferred Stock. Each share of Preferred Stock has the voting power of ten shares of Common Stock, and can at any time be converted into five (5), shares of Common Stock. The table below sets forth the number of shares of Preferred Stock issued and outstanding during the reporting period(s). There were 43,283,991 Preferred Stock outstanding on March 31, 2026:

Issuances of Preferred Stock in the period January 1 and March 31, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		43,158,248	$4,408,582	$0.102
1/10/2025	b	(150,000)	(750)	0.005	Stock conversion	affiliate
3/31/2025		—	214,780	—	Payroll forfeiture*	affiliate
See Note 11	d	390,140	131,076	0.342	2021 Stock Plan	affiliate
3/31/2025		43,398,388	$4,753,688	$0.110

There has been no issuance of Preferred Stock in the period January 1 and March 31, 2026

Date	# Shares	Amount	Price/Share	Type	Notice
3/31/2026	43,283,991	$4,748,150	$0.110

*	The transaction originating from the Company’s Officers forfeiting $578,959 of accrued payroll in the first quarter of 2025.

Common stock

The Company is authorized to issue 400,000,000 shares of Common Stock. There were 113,361,886 Common Stock outstanding on March 31, 2026:

Issuances of Common Stock in the period January 1 and March 31, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		86,782,908	$12,722,039	$0.147
1/10/2025	b	750,000	750	0.001	Stock conversion
see Note 11	d	1,348,951	91,300	0.077	2021 Stock Plan
3/31/2025		88,881,859	$12,814,089	$0.144

Issuances of Common Stock in the period January 1 and March 31, 2026

Date			# Shares	Amount	Price/Share	Type	Notice
1/01/2026			108,147,731	$13,607,433	$0.126
1/23/2026	a	*	4,716,000	145,701	0.031	private placement
1/23/2026	a	*	—	95,339	—	warrants
1/10/2026	c		75,000	5,550	0.074	consulting fees
2/10/2026	c		239,155	10,723	0.046	consulting fees
3/10/2026	c		184,000	8,150	0.044	consulting fees
3/31/2026			113,361,886	$13,872,896	$0.122

Common Shares due, but not yet issued in accordance with service contract at March 31, 2026:

Date		# Shares	Amount	Price/Share	Type	Notice
3/31/2026	a	75,000	$4,883	$0.065	consulting fees

*

Around January 23, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.06 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $241,040 (after $20,960 cash commission) and issued 4,716,000 shares of Common Stock (after 349,333 bonus shares), as well as 4,366,667 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.053 per unit.

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

Common Stock Warrants

The fair value of Common Stock warrants granted for the three months ended March 31, 2026, and March 31, 2025 was calculated with the following assumptions:

	March 31, 2026	March 31, 2025
Risk-free interest rate	3.92%	3.96 – 4.61%
Expected dividend yield	0%	0%
Volatility factor (monthly)	119.99%	127.02%
Expected life of warrant	5 years	5 years

For the three months ended March 31, 2026, the Company issued 4,366,667 warrants. For the three months ended March 31, 2025, the Company did not award any warrants.

The following table summarizes the Company’s Common Stock warrant activity for the three months ended March 31, 2026, and 2025:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2025	1,292,030	$0.22	2.6
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at March 31, 2025	1,292,030	$0.22	2.7

Outstanding as at January 1, 2026	16,675,364	$0.13	4.6
Granted	4,366,667	0.12	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at March 31, 2026	21,042,031	$0.13	4.2

The following table summarizes information about stock warrants that are vested or expected to vest at March 31, 2026, with a market price of $0.045 at March 31, 2026:

		Warrants Outstanding and Exercisable
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.12	19,750,001	$0.12	4.7	$—
0.20-0.25	1,264,030	0.23	1.7	—
0.47	28,000	0.47	1.4	—
$0.12-0.47	21,042,031	$0.13	4.2	$—

The weighted-average remaining contractual life for warrants exercisable at March 31, 2026, is 4.2 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at March 31, 2026.

NOTE 12 – STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

On January 15, 2021, the Company adopted a stock option plan entitled “The 2021 Employee, Director and Consultant Stock Plan” (the “2021 Plan”) under which the Company may grant Options to Purchase Stock, Stock Awards or Stock Appreciation Rights up to 15% of the then fully diluted number of shares of the Company’s Common Stock, automatically adjusted on January 1 each year. On January 1, 2026, the 2021 Plan was reset in accordance with its stipulations. After the reset on January 1, 2026, there were 51,787,524 shares of Common Stock awards available for grant.

Under the terms of the 2021 Plan, the Board of Directors shall specify the exercise price and vesting period of each stock option on the grant date. Vesting of the options is typically immediate and the options typically expire in five years. Stock Awards, which are fully and immediately vested upon issuance, may be directly issued under the Plan (without any intervening options).

Shares Awarded and Issued 2021 Plan:

As at March 31, 2026, there were 10,062,844 shares issued valued at a fair historic market value of $809,407 at the time of award and at March 31, 2025, there were 8,819,753 shares issued valued at a fair historic market value of $702,084 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the three months ended March 31, 2026, and 2025:

Issuances under the 2021 Stock Plan in the period January 1 and March 31, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		5,520,101	$481,057	$0.087
1/06/2025	*	634,921	43,045	0.067	stipend	affiliate
1/06/2025		164,731	11,037	0.067	stipend
1/06/2025	*	1,315,780	88,031	0.067	bonus	affiliate
1/06/2025		1,184,220	78,914	0.067	bonus
3/31/2025		8,819,753	$702,084	$0.080

There has been no issuance under the 2021 Stock Plan in the period January 1 and March 31, 2026

Date	# Shares	Amount	Price/Share	Type	Notice
3/31/2026	10,062,844	$809,407	$0.080

Shares awarded, but not yet issued, under the 2021 Stock Plan at March 31, 2026:

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2026	*	1,081,875	$82,006	$0.076	stipend	affiliate
1/01/2026		150,250	11,389	0.076	stipend
1/30/2026	*†	30,000,000	1,278,600	0.043	performance grant	affiliate
3/31/2026		254,240	11,415	0.045	stipend
3/31/2026		31,486,365	$1,383,410	$0.044

*	The shares will be issued as shares of Preferred Stock, but are for comparison purposes expressed as Common share equivalents in this table.
†

The Board of Directors awarded the CEO 6,000,000 Preferred Shares, a 1:5 conversion, as a performance grant in recognition for his role in advancing capital funding initiatives and establishing a distribution agreement for dietary supplements.

The Company claims an exemption from the registration requirements of the Securities Act for the compensatory benefit plan pursuant to Rule 701 of the Securities Act.

For the three months ended March 31, 2026, the Company recorded stock-based compensation expense of $1,290,015 ($1,278,600 to affiliates) in connection with share-based payment awards. For the three months ended March 31, 2025, the Company recorded stock-based compensation expense of $26,998 ($10,747 to affiliates) in connection with share-based payment awards.

Stock options granted and vested 2021 Plan:

As at March 31, 2026 and 2025, there was no unrecognized compensation expense related to non-vested stock option awards.

As at March 31, 2026, the Company has 20,301,159 options or stock awards available for grant under the 2021 Plan.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment contracts

Our Executive Officers have entered into employment contracts and confidentiality, non-disclosure and assignment of invention agreements. The most substantial provisions include up to the following, subject to satisfying the terms and conditions for the agreements;

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

On December 29, 2025, the Company terminated an officer for cause. The officer has contested all allegations and has, so far, submitted a worker rights complaint with the state of Washington, which the Company has contested as having no foundation or basis in fact. At March 31, 2026, the Company had recorded reserves for contingent compensation claims of $157,500 and $11,000 relating to disputed compensation and expense reimbursement claims asserted by the former Chief Commercial Officer. These amounts reflect management’s reserve associated with a disputed matter and do not represent routine accrued payroll obligations incurred in the ordinary course.

NOTE 14 – SUBSEQUENT EVENTS

Litigation

On May 1, 2026, the Company was on informed that the investigation by the State of Washington Department of Labor and Industries (the “Department”) had determined that the worker rights complaint filed by a former officer was justified and assessed the Balance of Wages, Interest & NSF Fee Due to $170,887.50 with an interest accrual of 1% per month. The Company has contested the Departments decision as having no foundation or basis in fact and strongly believe it will be successful in its claim. Although, the Company’s recorded reserves of $168,500 should cover the assessed amount.

Unit Offering

During the period from October 30, 2025, to May 9, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.053 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $1,032,240 (after $89,760 cash commission) and issued 22,770,002 shares of Common Stock (after 1,686,667 bonus shares), as well as 21,083,335 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.047 per unit.

Subsequent to March 31, 2026, the Company raised net cash proceeds of $73,600 (after payment of $6,400 in commission) the fair value of the Common Stock was determined based on the quoted price of $0.051 per share on the issuance date. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, resulting in a fair value of $0.042 per warrant.

In accordance with ASC 505-10-30-6 (Relative Fair Value Allocation), the total proceeds were allocated to the Common Stock and the warrants based on their relative fair values on the date of issuance.

The allocation was calculated as follows:

Component	Standalone Fair Value	% of Total Fair Value	Allocation of Proceeds	Allocation per Share/Warrant
Common Stock (1,440,001 shares)	$56,864	61.76%	$45,453	$0.0316
Warrants (1,333,334 warrants)	35,213	38.24%	28,147	0.0211
Total	$92,077	100%	$73,600

The allocated value per share is $0.032 ($45,453 ÷ 1,440,001 shares), and the allocated value per warrant is $0.021 ($28,147 ÷ 1,333,334 warrants), or a 20.1% discount to market.

Issuance of Common Stock subsequent to March 31, 2026

Date			# Shares	Amount	Price/Share	Type	Notice
4/01/2026			113,361,886	$13,873,061	$0.122
4/20/2026	a	*	833,334	26,400	0.032	private placement
4/20/2026	a	*	—	17,649	—	warrants
5/15/2026			114,195,220	$13,917,110	$0.122

Issuances of Warrants subsequent to March 31, 2026

Date			# Warrants	wavg Term	wavg Exerc	Type	Notice
4/01/2026			21,042,031	4.2	$0.13
5/08/2026	a	*	833,334	5.0	0.12	private placement
5/15/2026			21,875,365	4.4	$0.13

Shares earned/paid, but not yet issued, at March 31, 2026:

Date		# Shares		Amount	Price/Share	Type	Notice
4/01/2026	b	†	31,081,875	$1,360,606	$0.044	plan 2021	affiliate
4/01/2026	b		404,490	22,804	0.056	plan 2021
4/01/2026	a		75,000	4,883	0.065	consulting fee
5/08/2026	a	*	606,667	19,208	0.317	private placement
5/08/2026	a	*	—	10,492	—	private placement	warrants
5/10/2026	a		430,070	15,200	0.035	consulting fee
5/15/2026			32,598,102	$1,433,193	$0.044

Warrants paid, but not yet issued, subsequent to March 31, 2026

Date		# Warrants		wavg Term	wavg Exerc	Type	Notice
5/08/2026	a	*	500,000	5.0	$0.12

*	During the period from April 20, 2026, to May 8, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.06 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $73,600 (after $6,400 cash commission) and issued 1,440,001 shares of Common Stock (after 106,667 bonus shares), as well as 1,333,334 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.053 per unit. As at May 15, 2026, 606,677 shares and 500,000 warrants remain un-issued.

†	The shares will be issued as shares of Preferred Stock, but are for comparison purposes expressed as Common share equivalents.

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Company claims an exemption from the registration requirements of the Securities Act for the compensatory benefit plan pursuant to Rule 701 of the Securities Act.

Management sees no further subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the audited financial statements and the notes thereto for the two years ended December 31, 2025, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 15, 2026. This discussion contains forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so, except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. On March 2, 2026, the Company reported that the study showed that the highest evaluated dose of ProLectin-M (16,800 mg/day) was associated with statistically significant earlier viral clearance and faster clinical improvement by Day 5 compared with placebo, while demonstrating a favorable safety and tolerability profile. By Day 7, viral clearance was observed across all study arms, consistent with the expected natural resolution of infection in this population, indicating the treatment effect may be related to accelerating viral clearance. No serious adverse events were reported, and no treatment-related discontinuations occurred. The results provide clarity as the Company advances with its Phase 3 application. The Phase 3 trial is projected to start in the third quarter of 2026, provided we obtain adequate funding.

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

On April 19, 2023, the Company announced that its Acellular Oxygen Carrier (“AOC”) BXT-25 has been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats as funding permits.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has one convertible loan outstanding at a total face value of $805,000. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $23,113,235 as at March 31, 2026. The accumulated deficit as at December 31, 2025, was $21,044,246.

The future of the Company is dependent upon its ability to obtain financing to develop its new business opportunities and support the cost of the drug development including clinical trials and regulatory submission to the FDA.

Management plans to seek additional capital through private placements and/or public offerings of its Common Stock and/or debt securities. There can be no assurance that the Company will be successful in accomplishing its objectives. Without such additional capital or the establishment of strategic relationships with established pharmaceutical companies, the Company may be required to cease operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue operations.

RESULTS OF OPERATIONS

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products. We are actively engaged in research and development activities through our Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

Research and Development	March 31, 2026	March 31, 2025
Research and development:
Process development	$3,000	$100,000
Product development	225	-500
Regulatory	216,254	—
Clinical trials	—	250,000
Project management	6,000	—
Total research and development	$225,479	$349,500

During the three months ended March 31, 2026, the Company recorded $225,479 in R&D expenses. During the three months ended March 31, 2025, the Company recorded $349,500.

General and Administrative	March 31, 2026	March 31, 2025
General and administrative expenses:
Payroll and related expenses	$262,567	$1,284
Costs for legal, accounting and other professional services	46,588	54,670
Costs for legal, accounting and other professional services affiliates	5,000	5,000
Marketing expense	36,000	15,000
Miscellaneous expenses	67,404	62,690
Compensation expense to BoD and Management	1,278,600	16,251
Compensation expense to consultants	11,415	10,747
Total general and administrative	$1,707,574	$165,642

The significant increase in Payroll and related expenses for the three months ended March 31, 2026, were due to the Company’s Officers forfeiting $578,959 of accrued payroll in the same period in 2025.

The Costs for legal, accounting and other professional services ended up at $51,588 ($5,000 was affiliate related) for the three months ended March 31, 2026, and $59,670 ($5,000 to affiliates) for the three months ended March 31, 2025.

Sales and marketing expense for the three months ended March 31, 2026, were $36,000, as compared to $15,000 for the three months ended March 31, 2025.

Miscellaneous G&A expenses during the three months ended March 31, 2026, and 2025, was $67,404 and $62,690, respectively.

Stock-based compensation amounted to $1,290,015 for the three months ended March 31, 2026, ($1,278,600 to affiliates). The stock-based compensation for the three months ended March 31, 2025, was $26,998, ($16,251 for affiliates). In January 2026, there was a performance grant of $1,278,600 to the CEO for his successful raise of capital and the establishment of a distribution agreement.

Other (income) expenses	March 31, 2026	March 31, 2025
Other (income) expenses:
Change in fair value (“FV”) of derivative	$73,136	$804,752
Interest expense	35,729	31,157
Interest expense affiliate	24,963	733
Amortization of Intellectual Property	2,108	1,851
Total other expenses	$135,936	$838,493

For the period ended at March 31, 2026 the interest amounted to $60,692 ($24,963 to affiliates) while for the same period in 2025 they amounted to $31,890 ($733 to affiliates).

The Amortization of intellectual property was $2,108 for the period ended March 31, 2026, while for the same period in 2025 they amounted to $1,851.

The change of fair value of the derivative counted for $73,136 in the period ended on March 31, 2026 and for $804,752 for the period ended March 31, 2025.

Net Loss	March 31, 2026	March 31, 2025
Net loss attributable to Bioxytran	$(2,068,989)	$(1,353,635)

Loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic	112,283,387	88,839,723

The Company generated a net loss for the three months ended March 31, 2026, of $2,068,989. In comparison, for the three months ended March 31, 2025, the Company generated a net loss of $1,353,635. The significant difference is due to a $1,278,600 bonus award to the Company’s CEO.

CASH-FLOWS

Cash-flow activities summary	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(238,610)	$(167,323)

Net cash used in investing activities	(9,227)	(15)

Net cash provided by financing activities	200,970	166,532

Cash, beginning of period	509,914	5,154
Cash, end of period	463,047	4,348
Net increase (decrease) in cash	$(46,867)	$(806)

Net cash used in operating activities was $(238,610) and $(167,323) for the three months ended March 31, 2026, and 2025, respectively.

Net cash used in investing activities: In the three months ended March 31, 2026, the Company is in the process of filing a patent, and $9,227 was spent in legal fees. In the three months ended March 31, 2025, the amount was $15.

Cash flows from financing activities were $200,970 and $166,532 for the three months ended March 31, 2026, and 2025, respectively.

The available cash was $463,047 and $4,348 in the end of the three months ended March 31, 2026, and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Current Assets	March 31, 2026	December 31, 2025
Current assets:
Cash	$463,047	$509,914
Pre-payment	—	3,551
Total current assets	$463,047	$513,465

As of March 31, 2026, our current assets consisted of $463,047 in cash. At December 31, 2025, our current assets consisted of $513,465, including $509,914 in cash and $3,551 in pre-payments.

Current Liabilities	March 31, 2026	December 31, 2025
Current liabilities:
Accounts payable and accrued expenses	$1,065,504	$849,636
Accounts payable affiliates	869,237	647,959
Un-issued shares liability	27,687	16,272
Un-issued shares liability affiliates	1,360,606	82,006
Loan from affiliates	355,598	395,668
Other short-term loans	50,000	50,000
Derivative Liability	476,489	403,353
Convertible notes payable, net of premium and discount	805,000	805,000
Total current liabilities	$5,010,121	$3,249,894

At March 31, 2026, we had total liabilities of $5,010,121 compared with $3,249,894 at December 31, 2025.

Accounts payables and accrued expenses amounted to $1,934,741 ($869,237 to affiliates) while at December 31, 2025 the accounts payables amounted to $1,497,595 ($647,959 to affiliates).

At March 31, 2026 the un-issued shares liability was $1,388,293 ($1,360,606 to affiliates) compared with $98,278 ($82,006 to affiliates) on December 31, 2025.

There was a $50,000 loan at 3/31/2026 and at the same amount at December 31, 2025.

There are $355,598 in loans from affiliates at March 31, 2026. At December 31, 2025 there was $395,668 in loans from affiliates.

The convertible note amounted to $805,000 at March 31, 2026, unchanged from December 31, 2025.

The derivative liability was $476,489 and $403,353 at March 31, 2026, and December 31, 2025, respectively.

Net Working Capital and Accumulated Deficit	March 31, 2026	December 31, 2025
Net working capital	$(4,547,075)	$(2,736,429)

Accumulated deficit	$(23,113,235)	$(21,044,246)

At March 31, 2026, the net working capital was negative $4,547,075 and the accumulated deficit of $23,113,235. Comparatively, on December 31, 2025, we had net working capital of negative $2,736,429 and the accumulated deficit of $21,044,246. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

Cash Proceeds from Financing Activities	March 31, 2026	March 31, 2025
Cash proceeds from financing activities
Proceeds from stock sales	$145,701	$—
Short-term loans, affiliates	(40,070)	166,532
Proceeds from warrant sales	95,339	—
Net cash provided by financing activities	$200,970	$166,532

During the three months ending March 31, 2026, the Company raised net cash proceeds of $241,040 (after payment of $20,960 in commission), and paid back $40,070 of a loan from affiliates. During the three months ending March 31, 2025, the Company had raised $166,532 in form loans from affiliates. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2026.

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

Contractual Obligations

Note Payable	March 31, 2026	December 31, 2025
Interest on note payable	$313,685	$277,956
Convertible note payable	805,000	805,000
Total	$1,118,685	$1,082,956

As at March 31, 2026, our contractual obligations include a convertible note with a principal of $805,000, the accrued interest for this note is $313,685. As at December 31, 2025, there was a convertible note with a principal of $805,000, the accrued interest for the note was $277,956.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at March 31, 2026;

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2026, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO revised in May 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of March 31, 2026, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Offering

Around January 23, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.06 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $241,040 (after $20,960 cash commission) and issued 4,716,000 shares of Common Stock (after 349,333 bonus shares), as well as 4,366,667 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.053 per unit.

The funds will be used for working capital purposes, predominantly for research and development and administrative expenses.

Item 3. Defaults Upon Senior Securities

The 2021 Note issued on May 3, 2021, with its maturity date extended through March 1, 2025, carries an interest rate of 10%, with a default rate of 18%, and is convertible at the lower of (i) a fixed price of $0.08, or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced by 120% of the difference between the conversion price and the market price.

The 2021 Note has been in default since March 1, 2025, with a default interest of 18%.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Title of Document

31.1	*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100	*	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended March 31, 2026, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: May 15, 2026	By:	/s/ David Platt
David Platt
Chief Executive Officer

	By:	/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

