Form 10-Q
period 2026-06-30
BIOXYTRAN, INC
filed 2026-08-14
CIK 1445815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The amount of registered shares of the registrant’s Common Stock as of August 14, 2026, was 114,695,220.

BIOXYTRAN, INC.

FORM 10-Q

Except as otherwise required by the context, all references in this report to “we”, “us”, “our” or “Company” refer to the consolidated operations of BIOXYTRAN, Inc.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements: BIOXYTRAN, Inc., June 30, 2026

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026, (UNAUTITED) AND DECEMBER 31, 2025

	June 30, 2026 Unaudited	December 31, 2025 Audited
ASSETS
Current assets:
Cash	$177,384	$509,914
Pre-payment	—	3,551
Total current assets	177,384	513,465

Intangibles, net	156,009	145,087

Total assets	$333,393	$658,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,198,685	$824,278
Accounts payable affiliates	1,076,876	673,317
Un-issued shares liability	58,202	16,272
Un-issued shares liability affiliates	1,360,606	82,006
Loan from affiliates	355,598	395,668
Other short-term loans	50,000	50,000
Derivative Liability	369,730	403,353
Convertible notes payable, net of premium and discount	805,000	805,000
Total current liabilities	5,274,697	3,249,894

Total liabilities	5,274,697	3,249,894

Commitments and contingencies	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 43,283,991 issued and outstanding as at June 30, 2026, and December 31, 2025	43,284	43,284
Common stock, $0.001 par value; 400,000,000 shares authorized; 114,695,220 and 108,147,731 issued and outstanding as at June 30, 2026, and December 31, 2025, respectively	114,695	108,148
Additional paid-in capital	18,633,881	18,301,472
Accumulated deficit	(23,733,164)	(21,044,246)
Total stockholders’ deficit	(4,941,304)	(2,591,342)

Total liabilities and stockholders’ equity	$333,393	$658,552

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses:
Research and development	$255,479	$102,500	$480,958	$452,000
General and administrative	189,121	94,529	403,095	248,299
General and administrative affiliates	210,000	27,048	1,703,600	38,920
Total operating expenses	654,600	224,077	2,587,653	739,219

Loss from operations	(654,600)	(224,077)	(2,587,653)	(739,219)

Other expenses:
Change in fair value (“FV”) of derivative	106,759	307,402	33,623	(497,350)
Interest expense	(36,126)	(30,112)	(71,855)	(61,269)
Interest expense affiliates	(30,382)	(15,265)	(55,345)	(15,998)
Amortization of IP	(5,580)	(2,509)	(7,688)	(4,360)
Total other income (expenses)	34,671	259,516	(101,265)	(578,977)

Net income (loss) before provision for income taxes	(619,929)	35,439	(2,688,918)	(1,318,196)

Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	(619,929)	35,439	(2,688,918)	(1,318,196)

Net loss attributable to the non-controlling interest	—	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO BIOXYTRAN	$(619,929)	$35,439	$(2,688,918)	$(1,318,196)

Earnings per Common share, basic and diluted	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted average number of Common shares out-standing, basic and diluted	114,355,933	88,839,723	113,447,147	88,940,600

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Total Share- holder Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance 1/1/2025	86,782,908	$86,783	43,158,248	$43,158	$16,999,279	$(18,921,169)	$(1,791,949)

Shares issued under the 2021 Plan affiliates	—	—	390,140	390	131,076		131,466
Shares issued under the 2021 Plan	1,348,951	1,349	—	—	89,951		91,300
Stock class conversion	750,000	750	(150,000)	(150)	(600)		—
Prior year accrued payroll forfeiture by Mgmnt *					214,780		214,780
Net loss						(1,353,635)	(1,353,635)
Balance 3/31/2025	88,881,859	$88,882	43,398,388	$43,398	$17,434,486	$(20,274,804)	$(2,708,038)

Shares issued under the 2021 Plan affiliates			31,251	31	21,845		21,876
Shares issued under the 2021 Plan	60,384	110			15,344		15,454
Net loss						35,439	35,439
Balance 6/30/2025	88,942,243	$88,992	43,429,639	$43,429	$17,471,675	$(20,239,365)	$(2,635,269)

Balance 1/1/2026	108,147,731	$108,148	43,283,991	$43,284	$18,301,472	$(21,044,246)	$(2,591,342)

Cash stock transactions	4,716,000	4,716			140,985		145,701
Issuance to consultants	498,155	498			23,925		24,423
Issuance of warrants					95,339		95,339
Net loss						(2,068,989)	(2,068,989)
Balance 3/31/2026	113,361,886	$113,362	43,283,991	$43,284	$18,561,721	$(23,113,235)	$(4,394,868)

Cash stock transactions	1,333,334	1,333			44,013		45,346
Issuance of warrants					28,147		28,147
Net loss						(619,929)	(619,929)
Balance 6/30/2026	114,695,220	$114,695	43,283,991	$43,284	$18,633,881	$(23,733,164)	$(4,941,304)

*	The transaction originating from the Company’s Officers forfeiting payroll of $941,890, whereof $214,780 was accrued in prior year. (See note 7 for more details)

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(UNAUDITED)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,688,918)	$(1,318,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of IP	7,688	1,851
Stock-based compensation	66,353	113,255
Stock-based compensation affiliates	1,278,600	146,841
Change in FV of Derivative	(33,623)	497,350
Changes in operating assets and liabilities:
Change in pre-paid expenses	3,551	—
Accounts payable and accrued expenses	349,049	304,065
Accounts payable and accrued expenses affiliates	428,917	14,315
Net cash used in operating activities	(588,383)	(240,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangibles	(18,610)	(12,668)
Net cash used in investing activities	(18,610)	(12,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock sales	191,047	—
Proceeds from warrant issuance	123,486	—
Short-term loans	—	(10,000)
Short-term loans from affiliates	(40,070)	261,177
Net cash provided by financing activities	274,463	251,177

Net decrease in cash	(332,530)	(2,010)
Cash, beginning of period	509,914	5,154
Cash, end of period	$177,384	$3,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$32,043	$—
Income taxes paid	—	—
NON-CASH INVESTING & FINANCING ACTIVITIES
Payroll forgiveness affiliates	$—	$214,780

See the accompanying notes to these unaudited condensed consolidated financial statements

BIOXYTRAN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

(UNAUDITED)

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

Pharmalectin was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized Common shares with a par value of $0.0001, and 5,000,000 Preferred shares with a par value of $0.0001. Pharmalectin was founded under the name of Bioxytran “Bioxytran (DE)”. On April 29, 2021, the name was changed to Pharmalectin, Inc. On August 19, 2024, the Company acquired the minority interest of Pharmalectin from officers of the Company. As at June 30, 2026, there are 15,000,000 shares of Common Stock issued and outstanding.

NDPD Pharma was organized on October 5, 2017, as a Delaware corporation, with a taxing structure for U.S. federal and state income tax as a C-Corporation with 95,000,000 authorized shares of Common Stock with a par value of $0.0001, and 5,000,000 shares of Preferred Stock with a par value of $0.0001. On October 25, 2024, the Company acquired 100% of NDPD’s shares of Common Stock, the beneficial ownership of which included Company officers. As at June 30, 2026, there are 15,000,000 shares of Common Stock issued and outstanding.

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

At June 30, 2026, the Company held cash balances totaling approximately $177,384, spread over 5 accounts. Deposits are insured by the FDIC up to $250,000 per institution. The Company’s cash balances periodically exceed this limit, resulting in nil uninsured deposits at quarter-end. While management monitors the creditworthiness of its banks, a failure of any institution could result in the loss of uninsured amounts. No such losses have occurred to date.

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

At June 30, 2026, we would, based on a Volume-Weighted Average Price (“VWAP”) of $0.0274/share, be obligated to issue approximately 68,412,956 shares of Common Stock upon conversion of the convertible note we issued in 2021 (the “2021 Note”), reset- and market closing adjustments not included, and 22,375,365 shares upon exercise of warrants, currently outstanding. Further, there are currently 32,630,370 shares of Common Stock due for issuance.

For the 2021 Note, the amount of shares are based on $1,154,811 of principal and accrued interest currently outstanding. The 2021 Note issued on May 3, 2021, with its maturity date extended through March 1, 2025, carries an interest rate of 10%, with a default rate of 18%, and is convertible at the lower of (i) a fixed price of $0.08, or (ii) if the market price at the date of conversion is below $0.08, the conversion price will be reduced by 120% of the difference between the conversion price and the market price. The 2021 Note has been in default since March 1, 2025, with a default interest of 18%.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the six months ended June 30, 2026 the Company incurred $480,958 in research and development expenses, due to lack of funding, while during the six months ended June 30, 2025 the Company incurred $452,000.

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

Convertible Debt

The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company elected to classify the convertible debt as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. Refer to Note 8 for information regarding convertible debt.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As at June 30, 2026, the Company had cash of $177,384 and a negative working capital of $5,097,313. As at June 30, 2026, the Company has not yet generated any revenues from operations, and has incurred an accumulated deficit of $23,733,164. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2026, the Company raised a total of $314,533 through private placements consisting of $191,047 in stock and $123,486 in warrants to purchase Common Stock, while repaying $40,070 in an affiliate loan. During the same period in 2025, the Company raised $261,177 in short-term loans from affiliates and reimbursed a short-term loan of $10,000. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2026 and is pursuing alternative opportunities to funding.

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

For the six months ended June 30, 2026

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

i.	Revenue and Geographic Information: As of June 30, 2026, the Company has not yet generated significant revenues from its pharmaceutical products as it remains in the research and development phase. Consequently, there is no dis-aggregation of revenue by geographic area or product line.
ii.	Major Customers and Concentration of Risk: Since the Company is in the development phase and has not generated revenue from product sales, there are no major customers to report. The Company is reliant on funding through private placements, equity offerings, and other financial arrangements to sustain its research and development efforts.
iii.	Long-lived Assets by Geographic Region: The Company’s tangible and intangible assets, including intellectual property and research-related equipment, are located within the United States and BVI. However, these assets do not represent a significant portion of the Company’s total assets.

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

NOTE 6 - INTANGIBLES

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recorded at June 30, 2026, and December 31, 2025.

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

	Estimated Remaining Life (years)	June 30, 2026	December 31, 2025
Capitalized patent costs	14.2	$195,120	$176,509
Accumulated amortization		(39,111)	(31,423)
Intangible assets, net		$156,009	$145,087

NOTE 7 – ACCOUNTS PAYABLES AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

On June 30, 2026, there was $1,001,115 due in form of accrued liabilities and accounts payable to affiliates. Further there was a short-term loan from affiliates of $355,598 and $75,761 in accrued interest. On December 31, 2025, there was $577,500 in form of accrued liabilities and accounts payable while the short-term loan amounted to $395,668 and the accrued interest $52,459.

The following table represents the major components of accounts payable and accrued expenses and other current liabilities at June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Affiliate liabilities (1)	$1,001,115	$577,500
Pension/401K	195,786	114,534
Payroll tax reserve	66,448	43,787
Accounts payable affiliates (1)	11,000	18,000
Professional fees	574,961	412,521
Other accounts payable	679	838
Interest affiliates (3)	75,761	52,459
Interest	349,811	277,956
Un-issued shares affiliates (2)	1,360,606	82,006
Un-issued shares	58,202	16,272
Loan from affiliates (3)	355,598	395,668
Short term loan	50,000	50,000
Convertible note payable	805,000	805,000
Derivative liability	369,730	403,353
Total	$5,274,697	$3,249,894

(1)	To the CFO and CEO, there was $843,615 and $427,000 in accrued payroll as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, and at December 31, 2025, the Company had recorded reserves for contingent compensation claims of $157,500 and $11,000 relating to disputed compensation and expense reimbursement claims asserted by the former Chief Commercial Officer and current shareholder. These amounts reflect management’s reserve associated with a disputed matter and do not represent routine accrued payroll obligations incurred in the ordinary course.
(2)	As of June 30, 2026, the amount to be converted into shares of Preferred Stock is $1,360,606. This consist of $82,006 is to our Directors for their attendance at board and committee meetings during the fourth quarter and $1,278,600 to Dr. Platt as a performance grant in recognition of his role in executing the Company’s first commercial distribution agreement and advancing capital funding initiatives. On December 31, 2025 this amount was $82,006.
(3)	On June 30, 2026, the Company has a $355,598 loan from an affiliated company with an interest rate of 8%. The accrued interest is currently $75,761. On December 31, 2025, the Company the loan was $395,668 and the accrued interest $52,459.

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

At June 30, 2026, and December 31, 2025, the outstanding convertible notes were as follows:

Name		Principal due	Accrued interest	Total amount due
		December 31, 2025
Notes sold in exchange for cash	(1)	$805,000	$277,956	$1,082,956

		June 30, 2026
Notes sold in exchange for cash	(1)	$805,000	$349,811	$1,154,811

(1)	The note was sold on May 3, 2021 with a face value of $1,000,000 and debt discount of $102,875 paid to the sole Placement Agent: WallachBeth Capital, LLC (Member FINRA / SIPC).

NOTE 9 – CONVERTIBLE NOTE AND EMBEDDED DERIVATIVE

Convertible Note Terms

The Company has outstanding convertible debt with the following key terms:

●	Principal Amount: $1,154,811 (including accrued interest)
●	Lower of Conversion Price, $0.08, & Reset price, $0.0421 per share of Common Stock
●	Maturity Date: March 1, 2025
●	Lower of VWAP, $0.0274, & Market closing, $0.026 per share of Common Stock
●	Price Adjustment Feature: If the market price at conversion is below $0.08, the conversion price will be reduced by 120% of the difference between the conversion price and VWAP, price adjusted for fluctuation in reset- and market closing price

Embedded Derivative Classification

The price adjustment feature meets the criteria for bifurcation as an embedded derivative under ASC 815-15-25-1 because:

●	It is not clearly and closely related to the host debt instrument.
●	The 120% adjustment creates a non-linear payoff linked to the stock price.
●	It is required to be separately accounted for at fair value with changes recorded in earnings.

Valuation Technique

The company has used a 100-step binomial lattice model for its valuations. The binomial model captures:

●	Path dependency of the adjustment feature.
●	Optimal conversion behavior (American-style exercise).
●	Probability-weighted payoffs under risk-neutral valuation.

Fair Value Measurement of Embedded Derivative

The fair value measurement of the derivative is classified within Level 3 of the fair value hierarchy established by ASC 820-10-35-37 through ASC 820-10-35-54A, as the valuation inputs include unobservable inputs (expected volatility) that are significant to the overall measurement.

The derivative liability on the note was at June 30, 2026, valued at $369,730, while principal amount was $1,154,811 (including accrued interest). On December 31, 2025, the notes principal amount was $1,082,956 (including accrued interest), the derivative liability was valued at $403,353. The following key inputs were used in the derivative debt calculation:

Parameter	June 30, 2026	December 31, 2025	Source/Methodology
Current Stock Price	$0.0260	$0.0758	Observable market price
Conversion Price	$0.0249	$0.0692	Contractual terms
Volatility	103.50%	109.45%	Historical volatility of comparable companies
Risk-Free Rate	4.01%	3.59%	1.5-month (6-month)* U.S. Treasury yield
Time to Maturity	default	default	6 months*
Adjustment Multiplier	120%	120%	Contractual terms

*	The number of months used in the calculation to estimate the value of the derivative debt.

For the three months ended June 30, 2026, the estimated change in fair value reduced the derivative liability by $(106,759), while for the six months ended June 30, 2026, the estimate of the change in fair value reduced the derivative liability by $(33,623).

Sensitivity and Risks

●	Volatility Impact: A 20% increase in volatility to 124.19% would increase the derivative liability by $64,343.
●	Stock Price Risk: A 20% increase of the stock price to $0.0329 would reduce the derivative liability by $46,423.
●	Concentration Risk: The value of the derivative liability is significantly higher that the instrument itself, which highlights a potential equity dilution.

NOTE 10 – ALLOCATION OF FAIR VALUE IN PRIVATE PLACEMENT

Unit Offering

During the period from October 30, 2025, to May 8, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.051 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $1,032,240 (after $89,760 cash commission) and issued 22,770,002 shares of Common Stock (after 1,686,667 bonus shares), as well as 21,083,335 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.047 per unit.

In the six months ended on June 30, 2026, the company raised net cash proceeds of $314,640 (after payment of $27,360 in commission) the fair value of the Common Stock was determined based on the quoted market price of $0.031 per unit on the issuance date. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, resulting in a fair value of $0.016 per warrant, which differs from allocated purchase price.

In accordance with ASC 505-10-30-6 (Relative Fair Value Allocation), the total proceeds were allocated to the Common Stock and the warrants based on their relative fair values on the date of issuance.

The allocation was calculated as follows:

Component	Standalone Fair Value	% of Total Fair Value	Allocation of Proceeds	Allocation per Share/Warrant
Common Stock (6,156,001 shares)	$340,245	60.66%	$190,867	$0.0310
Warrants (5,700,001 warrants)	220,643	39.34%	123,773	0.0217
Total	$560,888	100%	$314,640

The allocated value per share is $0.031 ($190,867 ÷ 6,156,001 shares), and the allocated value per warrant is $0.022 ($123,773 ÷ 5,700,001 warrants), or a 48.58% discount to market.

When a company issues two or more equity instruments (e.g., Common Stock and warrants) in a single transaction for a lump-sum amount, the proceeds must be allocated to each instrument based on their relative fair values on the issuance date. No gain or loss is recognized on the initial recognition.

Warrant Terms

The warrants have an exercise price of $0.12 per share, are exercisable immediately, and expire between 10/25/2030 and 5/08/2031. Each warrant entitles the holder to purchase one share of Common Stock. As of June 30, 2026, 21,083,335 warrants were issued in connection with this offering.

In accordance with ASC 505-10-50-3, the following information is disclosed regarding the warrants in the first six months of 2026:

●	Number of shares issuable upon exercise: 5,700,001 shares
●	Exercise price: $0.12 per share
●	Exercise period: through 5/08/2031

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

Warrant Activity

A summary of warrant activity for the quarter ended June 30, 2026 is as follows:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2026	16,675,364	$0.13	4.6
Granted	5,700,001	0.12	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2026	22,375,365	$0.12	4.6

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 50,000,000 shares of Preferred Stock. Each share of Preferred Stock has the voting power of ten shares of Common Stock, and can at any time be converted into five (5), shares of Common Stock. The table below sets forth the number of shares of Preferred Stock issued and outstanding during the reporting period(s). There were 43,283,991 Preferred Stock outstanding on June 30, 2026:

Issuances of Preferred Stock in the period January 1 and June 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		43,158,248	$4,408,582	$0.102
1/10/2025	b	(150,000)	(750)	0.005	Stock conversion	affiliate
3/31/2025		—	214,780	—	Payroll forfeiture*	affiliate
See Note 12	d	421,391	153,342	0.364	2021 Stock Plan	affiliate
6/30/2025		43,429,639	$4,774,544	$0.110

There has been no issuance of Preferred Stock in the period January 1 and June 30, 2026

Date	# Shares	Amount	Price/Share	Type	Notice
6/30/2026	43,283,991	$4,748,150	$0.110

*	The transaction originating from the Company’s Officers forfeiting $578,959 of accrued payroll in the first quarter of 2025.

Common stock

The Company is authorized to issue 400,000,000 shares of Common Stock. There were 114,695,219 Common Stock outstanding on June 30, 2026:

Issuances of Common Stock in the period January 1 and June 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		86,782,908	$12,722,039	$0.147
1/10/2025	d	750,000	750	0.001	Stock conversion
see Note 12	d	1,409,335	106,754	0.073	2021 Stock Plan
b		88,942,243	$12,829,543	$0.144

Issuances of Common Stock in the period January 1 and June 30, 2026

Date			# Shares	Amount	Price/Share	Type	Notice
1/01/2026			108,147,731	$13,607,433	$0.126
1/23/2026	a	*	4,716,000	145,701	0.031	private placement
1/23/2026	a	*	—	95,339	—	warrants
1/10/2026	c		75,000	5,550	0.074	consulting fees
2/10/2026	c		239,155	10,723	0.046	consulting fees
3/10/2026	c		184,000	8,150	0.044	consulting fees
5/08/2026	a	†	1,333,334	45,453	0.040	private placement
5/08/2026	a	†		28,147	—	warrants
6/30/2026			114,695,220	$13,946,496	$0.122

Common Shares due, but not yet issued in accordance with service contract at June 30, 2026:

Date			# Shares	Amount	Price/Share	Type	Notice
1/01/2026	a		75,000	$4,883	$0.065	consulting fees
5/08/2026	a	†	106,667	—	—	commission
6/30/2026	a		661,770	22,593	0.034	consulting fees
6/30/2026			843,437	$27,476	$0.033

*	Around January 23, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.06 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $241,040 (after $20,960 cash commission) and issued 4,716,000 shares of Common Stock (after 349,333 bonus shares), as well as 4,366,667 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.053 per unit.
†	Around May 8, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.06 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $73,600 (after $6,400 cash commission) and issued 1,440,001 shares of Common Stock (after 106,667 bonus shares), as well as 1,333,334 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.053 per unit.
a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the exchange exemption under Rule 144 of the Securities Act.
c	The Company claims an exemption from the registration requirements of the Securities Act pursuant to the exchange exemption in Rule 3(a)(9) of the Securities Act.
d	The Company claims an exemption from the registration requirements of the Securities Act for the compensatory benefit plan pursuant to Rule 701 of the Securities Act.

Common Stock Warrants

The fair value of Common Stock warrants granted for the six months ended June 30, 2026, and June 30, 2025 was calculated with the following assumptions:

	June 30, 2026	June 30, 2025
Risk-free interest rate	3.92 – 4.02%	3.96 – 4.61%
Expected dividend yield	0%	0%
Volatility factor (monthly)	118.17%	127.02%
Expected life of warrant	5 years	5 years

For the six months ended June 30, 2026, the Company issued 5,700,001 warrants. For the six months ended June 30, 2025, the Company did not award any warrants.

The following table summarizes the Company’s Common Stock warrant activity for the six months ended June 30, 2026, and 2025:

	Number of Warrants *	Weighted Average Exercise Price	Weighted Average Remaining Expected Term
Outstanding as at January 1, 2025	1,292,030	$0.22	2.6
Granted	—	—	—
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2025	1,292,030	$0.22	2.7

Outstanding as at January 1, 2026	16,675,364	$0.13	4.6
Granted	5,700,001	0.12	5.0
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding as at June 30, 2026	22,375,365	$0.13	4.3

The following table summarizes information about stock warrants that are vested or expected to vest at June 30, 2026, with a market price of $0.045 at June 30, 2026:

		Warrants Outstanding and Exercisable
Exercise Price	Number of Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
$0.12	21,083,335	$0.12	4.7	$—
0.20-0.25	1,264,030	0.23	1.7	—
0.47	28,000	0.47	1.4	—
$0.12-0.47	22,375,365	$0.13	4.3	$—

The weighted-average remaining contractual life for warrants exercisable at June 30, 2026, is 4.2 years. The aggregate intrinsic value for fully vested, exercisable warrants was $0 at June 30, 2026.

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

Shares Awarded and Issued 2021 Plan:

As at June 30, 2026, there were 10,062,844 shares issued valued at a fair historic market value of $809,407 at the time of award and at June 30, 2025, there were 8,819,753 shares issued valued at a fair historic market value of $702,084 at the time of award.

The following table summarizes the Company’s granted and issued stock awards in the six months ended June 30, 2026, and 2025:

Issuances under the 2021 Stock Plan in the period January 1 and June 30, 2025

Date		# Shares	Amount	Price/Share	Type	Notice
1/01/2025		5,520,101	$481,057	$0.087
1/06/2025	*	634,921	43,045	0.067	stipend	affiliate
1/06/2025		164,731	11,037	0.067	stipend
1/06/2025	*	1,315,780	88,031	0.067	bonus	affiliate
1/06/2025		1,134,220	78,914	0.067	bonus
5/12/2026		156,255	21,876	0.140	stipend	affiliates
5/12/2026		110,384	15,454	0.140	stipend
6/30/2025		9,036,392	$739,889	$0.081

There has been no issuance under the 2021 Stock Plan in the period January 1 and June 30, 2026

Date	# Shares	Amount	Price/Share	Type	Notice
6/30/2026	10,062,844	$809,407	$0.080

Shares awarded, but not yet issued, under the 2021 Stock Plan at June 30, 2026:

Date			# Shares	Amount	Price/Share	Type	Notice
1/01/2026	*		1,081,875	$82,006	$0.076	stipend	affiliate
1/01/2026			150,250	11,389	0.076	stipend
1/30/2026	*	†	30,000,000	1,278,600	0.043	performance grant	affiliate
3/31/2026			254,240	11,415	0.045	stipend
6/30/2026			300,568	7,815	0.026	stipend
6/30/2026			31,786,933	$1,391,225	$0.044

*	The shares will be issued as shares of Preferred Stock, but are for comparison purposes expressed as Common share equivalents in this table.
†	The Board of Directors awarded the CEO 6,000,000 Preferred Shares, a 1:5 conversion, as a performance grant in recognition for his role in advancing capital funding initiatives and establishing a distribution agreement for dietary supplements.

The Company claims an exemption from the registration requirements of the Securities Act for the compensatory benefit plan pursuant to Rule 701 of the Securities Act.

For the six months ended June 30, 2026, the Company recorded stock-based compensation expense of $1,297,830 ($1,278,600 to affiliates) in connection with share-based payment awards. For the six months ended June 30, 2025, the Company recorded stock-based compensation expense of $69,061 ($27,795 to affiliates) in connection with share-based payment awards.

Stock options granted and vested 2021 Plan:

As at June 30, 2026 and 2025, there was no unrecognized compensation expense related to non-vested stock option awards.

As at June 30, 2026, the Company has 20,000,591 options or stock awards available for grant under the 2021 Plan.

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

On December 29, 2025, the Company terminated an officer for cause. The officer has contested all allegations and has, so far, submitted a worker rights complaint with the State of Washington Department of Labor and Industries (the “Department”), which the Company has contested as having no foundation or basis in fact.

On April 30, 2026, the Company was informed that the Department had sided with the plaintive and on June 11, 2026, the Company was on informed that the initial appeal concerning the investigation by the Department had determined that the worker rights complaint filed by a former officer was justified and assessed the Balance of Wages, Interest & NSF Fee Due to $186,960.97 with an interest accrual of 1% per month. The Company made an additional appeal claiming that the Departments decision as having no foundation or basis in fact and strongly believe it will be successful in its claim. Never the less, the Company’s recorded reserves should cover the assessed amount and will not affect future results.

NOTE 14 – SUBSEQUENT EVENTS

Unit Offering

Subsequent to June 30, 2026, the Company raised net cash proceeds of $23,000 (after payment of $2,000 in commission) the fair value of the Common Stock was determined based on the quoted price of $0.051 per share on the issuance date. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, resulting in a fair value of $0.020 per warrant.

In accordance with ASC 505-10-30-6 (Relative Fair Value Allocation), the total proceeds were allocated to the Common Stock and the warrants based on their relative fair values on the date of issuance.

The allocation was calculated as follows:

Component	Standalone Fair Value	% of Total Fair Value	Allocation of Proceeds	Allocation per Share/Warrant
Common Stock (450,000 shares)	$12,199	64.14%	$14,753	$0.0328
Warrants (416,667 warrants)	6,819	35.86%	8,247	0.0198
Total	$19,017	100%	$23,000

The allocated value per share is $0.033 ($14,753 ÷ 450,000 shares), and the allocated value per warrant is $0.020 ($8,247 ÷ 416,667 warrants), or a 20.9% premium to market.

Shares earned/paid, but not yet issued, subsequent to June 30, 2026:

Date			# Shares	Amount	Price/Share	Type	Notice
7/01/2026	b	†	31,081,875	$1,360,606	$0.044	plan 2021	affiliate
7/01/2026	b		705,058	30,619	0.043	plan 2021
7/01/2026	a		736,770	27,476	0.037	consulting fee
7/01/2026	a		106,667	—	—	commission
7/08/2026	a	*	450,000	14,753	0.033	private placement
7/08/2026	a	*	—	8,247	—	private placement	warrants
7/05/2026	a		150,000	3,750	0.025	consulting fee
8/10/2026	a		150,000	3,300	0.022	consulting fee
8/14/2026			33,380,370	$1,448,751	$0.043

Warrants paid, but not yet issued, subsequent to June 30, 2026

Date			# Warrants	wavg Term	wavg Exerc	Type	Notice
7/08/2026	a	*	416,667	5.0	$0.12

*	During the period from April 20, 2026, to May 8, 2026, the Company proposed a private placement offering investors to purchase shares and warrants issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of Common Stock. The average price was $0.06 per unit, less a broker (Member FINRA / SIPC) fee consisting of 8% cash commission and 8% bonus shares. The Company raised a total of $23,000 (after $2,000 cash commission) and issued 450,000 shares of Common Stock (after 33,333 bonus shares), as well as 416,667 5-year warrants exercisable to buy Common Stock at $0.12 per share. The net received by the Company was $0.053 per unit. As at August 14, 2026, shares and warrants have not yet been issued.

†	The shares will be issued as shares of Preferred Stock, but are for comparison purposes expressed as Common share equivalents.

a	The Company claims an exemption from the registration requirements of the Securities Act for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
b	The Company claims an exemption from the registration requirements of the Securities Act for the compensatory benefit plan pursuant to Rule 701 of the Securities Act.

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

Provided that the Company obtain adequate funding, the following future milestones are anticipated:

●	On December 2, 2022, India’s Central Drugs Standard Control Organisation (CDSCO) issued an IND with permission to conduct: “A Phase 1b/2a Randomized, Blinded, placebo-controlled Study in Participants with Mild to Moderate COVID-19 to Evaluate the Safety, Efficacy, and Pharmacokinetics of Orally Administered ProLectin-M”. The recruitment for the trial was completed on May 1, 2026. The results from the trial report, including issuance to the CDSCO, is scheduled for publication within the following 90 days. Provided positive trial results, the Company will schedule a Phase 3 clinical trial with the CDSCO.
●	On August 21, 2023, the Company’s IND #153742 under the title “PROTECT: ProLectin-M, a nucleocapsid TErminal GaleCTin antagonist for COVID-19 (PROTECT), a Randomized, Double-blinded Clinical Trial to Evaluate the Efficacy and Safety in Non-Hospitalized Adult Participants with COVID-19” was approved by the FDA, the trial is expected to start in the third quarter of 2026.
●	On January 27, 2023, an additional IND with the CDSCO was issued for ProLectin-I for an “IV treatment of SARS-CoV-2 in hospitalized patients with moderate Covid-19 infections and for Long Covid”, and for ProLectin-F for “treatment of lung-fibrosis as a result of use of ventilator”, the trial is expected to start in the third quarter of 2026.
●	On April 19, 2023, the Company announced that its Acelluar Oxygen Carrier (“AOC”) BXT-25 had been successfully tested in animals. The initial results are very encouraging because they show the non-toxicity of the experimental drug, along with the corresponding full recovery in Swiss Albino mice, in an experiment carried out in a joint venture with NDPD Pharma, Inc. As a next step, the Company intends to proceed with a 14-day repeated dose toxicity study using New Zealand Rabbits and Wistar Rats.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has limited resources and operating history. The Company currently has one convertible loan outstanding at a total face value of $805,000 with an accrued interest of $349,811 and a linked derivative debt of $369,730. The remaining debt mounts to $3,750,156 (whereof $1,367,713 is owed to affiliates with an accrued interest of $75,761). As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of $23,733,164 as at June 30, 2026. The accumulated deficit as at December 31, 2025, was $21,044,246.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026, AND 2025

We are a clinical stage company. Historically, Bioxytran was engaged in formation, fund raising and identifying and consulting with the scientific community regarding the development, formulation and testing of its products. We are actively engaged in research and development activities through our Subsidiary, Pharmalectin, Inc., developing the ProLectin-Rx.

OPERATING EXPENSES

	Three months ended		Six months ended
Research and development	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Process development	$2,100	$—	$5,100	$100,000
Product development	36,660	—	36,885	(500)
Clinical trials	—	102,500	—	352,500
Regulatory	210,719	—	426,973	—
Project management	6,000	—	12,000	—
Total research and development	$255,479	$102,500	$480,958	$452,000

●	During the three months ended June 30, 2026, the Company recorded $255,479 in clinical trial costs. During the three months ended June 30, 2025, the Company recorded $102,500 R&D expenses.
●	During the six months ended June 30, 2026, the Company recorded $480,958 in the development of the AOC. During the six months ended June 30, 2025, the Company recorded $ 452,000 in R&D expenses.

	Three months ended		Six months ended
General and Administrative	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Payroll and related expenses	$262,567	$—	$525,134	$1,284
Costs for legal, accounting and other professional services	92,789	30,519	139,377	85,189
Costs for professional services affiliates	—	—	5,000	5,000
Promotional expenses	2,950	6,000	38,950	21,000
Miscellaneous expenses	33,000	42,996	100,404	105,684
Compensation expense	7,815	25,016	19,230	41,267
Compensation expense affiliates	—	17,048	1,278,600	27,795
Total general and administrative	$399,121	$121,577	$2,106,695	$287,219

●	Payroll and related expenses were $262,567 for the three months ended June 30, 2026, and $525,134 for the six months ended June 30, 2026. For the same periods in 2025, the amount was $0 and $1,284, respectively. This was a result from the Company’s Officers forfeiting payroll of $941,890, whereof $362,931 and $727,110 over the same periods, while $214,780 was accrued in 2024. (See note 7 for more details).
●	The Costs for legal, accounting and other professional services for the three and six months ended June 30, 2026, were $92,789 and $139,377 respectively, as compared to $30,519 and $85,189 for the three and six months ended June 30, 2025. The increased costs were a result of a litigation with a former officer.
●	Promotional expenses for the three and six months ended June 30, 2026, were $2,950 and $38,950 respectively, as compared to $6,000 and $21,000 for the three and six months ended June 30, 2025.
●	Miscellaneous G&A expenses during the three and six months ended June 30, 2026, was $33,000 and $100,404, respectively. During the three and six months ended June 30, 2025, was $42,996 and $105,685.
●	Stock-based compensation amounted to $7,815 (of which $0 to affiliates) for the three months ended June 30, 2026. The stock-based compensation for the three months ended June 30, 2025, was $42,063 (of which $25,016 to affiliates). Stock-based compensation amounted to $1,297,830 (of which $1,278,600 to affiliates) for the six months ended June 30, 2026. Stock-based compensation amounted to $69,061 (of which $27,795 to affiliates) for the six months ended June 30, 2025. The significant fluctuation in net profit (loss) can be attributed a one time bonus awarded to the Company’s CEO of $1,278,600 as a performance grant in recognition of his role in executing the Company’s first commercial distribution agreement and advancing capital funding initiatives.

	Three months ended		Six months ended
Other expenses	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Change in fair value (“FV”) of derivative	$(106,759)	$(307,402)	$(33,623)	$497,350
Interest expense	36,126	30,112	71,855	61,269
Interest expense affiliates	30,382	15,265	55,345	15,998
Amortization of IP	5,580	2,509	7,688	4,360
Total other (income) expenses	$(34,671)	$(259,516)	$101,265	$578,977

●	During the three months ended June 30, 2026, the interest expense was $66,508 (of which $30,382 were to affiliates), $5,580 was amortized from the Company’s IP and the derivative liability was reduced by $106,759. During the three months ended June 30, 2025, the interest expense was $45,377 (of which $15,265 were to affiliates), $2,509 was amortized from the Company’s IP and the derivative liability was reduced by $307,402.
●	During the six months ended June 30, 2026, the interest expense was $127,200 (of which $55,345 were to affiliates), the Company amortized $7,688 from the Company’s IP while the derivative liability reduced by $33,623. In the same period in 2025 , the interest expense was $77,267 (of which $15,998 were to affiliates), the Company amortized $4,360 from the Company’s IP while the derivative liability increased by $497,350.

	Three months ended		Six months ended
Net Loss	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net profit (loss) attributable to Bioxytran	$(619,929)	$35,439	$(2,688,918)	$(1,318,196)

Loss per Common share, basic and diluted	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted average number of Common shares outstanding, basic	114,355,933	88,839,723	113,447,147	88,940,600

●	In the three months ended June 30, 2026, the Company generated a net loss of $619,929. In comparison, for the three months ended June 30, 2025, the Company generated a net profit of $35,437. The Company generated a net loss for the six months ended June 30, 2026, of $2,688,918. In comparison, for the six months ended June 30, 2025, the Company generated a net loss of $1,318,196. The significant fluctuation in net profit (loss) can be attributed a one time bonus awarded to the Company’s CEO of $1,278,600 as a performance grant in recognition of his role in executing the Company’s first commercial distribution agreement and advancing capital funding initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents	June 30, 2026	December 31, 2025
Cash	$177,384	$509,914
Pre-payment	—	3,551
Total current assets	$177,384	$513,465

●	As of June 30, 2026, our current assets consisted of $177,384 in cash. At December 31, 2025 we had $509,914 in cash and $3,551 in pre-payments.

Current Liabilities	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$1,198,685	$824,278
Accounts payable affiliates	1,076,876	673,317
Un-issued shares liability	58,202	16,272
Un-issued shares liability affiliates	1,360,606	82,006
Loan from affiliates	355,598	395,668
Other short-term loans	50,000	50,000
Derivative Liability	369,730	403,353
Convertible notes payable, net of premium and discount	805,000	805,000
Total current liabilities	$5,274,697	$3,249,894

●	At June 30, 2026, we had total liabilities of $5,274,697, which consisted of $2,275,560 in accounts payable and accrued expenses (of which $1,076,876 was payable to related parties), $1,418,808 in un-issued shares (of which $1,360,606 was due to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $369,730 and $355,598 in a loan from affiliates and $50,000 in other short-term loans. At December 31, 2025, we had total liabilities of $3,249,894, which consisted of $1,497,595 in accounts payable and accrued expenses (of which $673,317 was payable to related parties), $98,278 in un-issued shares (of which $82,006 was due to related parties), and $805,000 in one convertible loan coupled with a derivative liability of $403,353 and $395,668 in a loan from affiliates and $50,000 in other short-term loans.

Net Working Capital and Accumulated Deficit	June 30, 2026	December 31, 2025
Net working capital	$(5,097,313)	$(2,736,429)

Accumulated deficit	$(23,733,164)	$(21,044,246)

●	At June 30, 2026, the net working capital was negative ($5,097,313) and the accumulated deficit of $23,733,164. Comparatively, on December 31, 2025, we had net working capital of negative ($2,736,429) and the accumulated deficit of $21,044,246. We believe that we must raise not less than $3,700,000 to be able to continue our business operations for the next 15 months.

CASH-FLOWS

	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(588,383)	$(240,519)

Net cash used in investing activities	(18,610)	(12,668)

Net cash provided by financing activities	274,463	251,177

Net increase (decrease) in cash	(332,530)	(2,010)
Cash, beginning of period	509,914	5,154
Cash, end of period	$177,384	$3,144

●	Net cash used in operating activities was $(588,383) and $(240,519) for the six months ended June 30, 2026, and 2025, respectively.
●	Net cash used in investing activities: In the six months ended June 30, 2026, the Company invested $18,610 in IP filing fees. In the six months ended June 30, 2025, the amount was $12,668.
●	Cash flows from financing activities were 274,463 and $251,177 for the six months ended June 30, 2026, and 2025, respectively.
●	The available cash was $177,384 and $3,144 in the end of the six months ended June 30, 2026, and 2025, respectively.

Cash Proceeds from Financing Activities	June 30, 2026	June 30, 2025
Cash proceeds from financing activities
Stock transactions	$191,047	$-
Short-term loans	-	(10,000)
warrants issued	123,486
Short-term loans from affiliates	(40,070)	261,177
Net cash provided by financing activities	$274,463	$251,177

●	During the six months ended June 30, 2026, the Company raised a total of $314,533 through private placements consisting of $191,047 in stock and $123,486 in warrants to purchase Common Stock, while repaying $40,070 in an affiliate loan. During the six months ending June 30, 2025, the Company had not raised any funds, but borrowed $261,177 from its affiliates and returned a short-term loan of $10,000. The Company is aware that its current cash on hand will not be sufficient to fund its projected operating requirements through the month of September 2026.

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

Contractual Obligations

	June 30, 2026	December 31, 2025
Interest on notes payable	$349,811	$277,956
Convertible notes payable	805,000	805,000
Total	$1,154,811	$1,082,956

●	As at June 30, 2026, our contractual obligations include one convertible note with a principal of $805,000, the accrued interest for these notes mounting to $349,811. As at December 31, 2025, there were four convertible notes with a principal of $805,000, the accrued interest for these notes mounting to $277,956.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) reviewed the effectiveness of our disclosure controls and procedures as at the end of the period covered by this report and concluded that as at June 30, 2026;

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Because of the above material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2026, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO revised in May 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2026, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 29, 2025, the Company terminated an officer for cause. The officer has contested all allegations and has, so far, submitted a worker rights complaint with the State of Washington Department of Labor and Industries (the “Department”), which the Company has contested as having no foundation or basis in fact.

On April 30, 2026, the Company was informed that the Department had sided with the plaintive and on June 11, 2026, the Company was informed that the initial appeal concerning the investigation by the Department had determined that the worker rights complaint filed by a former officer was justified and assessed the Balance of Wages, Interest & NSF Fee Due to $186,960.97 with an interest accrual of 1% per month. The Company made an additional appeal claiming that the Departments decision as having no foundation or basis in fact and strongly believe it will be successful in its claim. Never the less, the Company’s recorded reserves should cover the assessed amount and will not affect future results.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Offering

During the period 10/30/2025 and 12/26/2025, the Company completed a private placement offering of 16,614,001 shares of common stock (after issuance of 1,230,667, or 8%, commission shares, 8%) and 15,383,334 warrants for aggregate cash proceeds of $717,600 (after payment of $62,400, or 8%, in commission). The shares and warrants were issued together as a unit; however, each warrant is detachable and separately exercisable to purchase one share of common stock. 92% of the units were sold at $0.05, pre-commission, and the remainder at $0.06. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, resulting in a fair value of $0.061 per warrant. The allocation was calculated as follows:

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

In the six months ended on June 30, 2026, the company raised net cash proceeds of $314,640 (after payment of $27,360 in commission) the fair value of the Common Stock was determined based on the quoted market price of $0.031 per unit on the issuance date. The fair value of the warrants was estimated using the Black-Scholes option-pricing model, resulting in a fair value of $0.016 per warrant, which differs from allocated purchase price. The allocation was calculated as follows:

Component	Standalone Fair Value	% of Total Fair Value	Allocation of Proceeds	Allocation per Share/Warrant
Common Stock (6,156,001 shares)	$340,245	60.66%	$190,867	$0.0310
Warrants (5,700,001 warrants)	220,643	39.34%	123,773	0.0217
Total	$560,888	100%	$314,640

The allocated value per share is $0.031 ($190,867 ÷ 6,156,001 shares), and the allocated value per warrant is $0.022 ($123,773 ÷ 5,700,001 warrants), or a 48.58% discount to market.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.		Title of Document

31.1	*	Certification of Principal Executive and Financial Officers pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	**	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive and Financial Officer).

100	*	The following financial statements from the Quarterly Report on Form 10-Q of BIOXYTRAN, Inc. for the quarter ended June 30, 2026, formatted in XBRL: (i) Condensed Balance Sheets (unaudited), (ii) Condensed Statements of Operations (unaudited), (iii) Condensed Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Financial Statements (unaudited), tagged as blocks of text.

101.INS	*	Inline XBRL Instance Document

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed as an exhibit hereto.

**	These certificates are furnished to, but shall not be deemed to be filed with, the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIOXYTRAN, INC.

Date: August 14, 2026	By:	/s/ David Platt
David Platt
Chief Executive Officer

/s/ Ola Soderquist
Ola Soderquist
Chief Financial Officer

